Form 10-Q
period 2015-09-30
ADDENTAX GROUP CORP.
filed 2015-11-04
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

70, Av Allal Ben Abdellah,

Fes, Morocco, 30000

(Address of principal executive offices and Zip Code)

+ 17026606161

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of November 4, 2015 there were 3,000,000 shares outstanding of the registrant’s common stock.

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2015 and March 31, 2015 (Unaudited)	4

	Condensed Statement of Operations for the three and six months period ended September 30, 2015 (Unaudited)	5

	Condensed Statement of Cash Flows for the six months period ended September 30, 2015 (Unaudited)	6

	Notes to the Condensed Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure.	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying interim financial statements of Addentax Group Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ADDENTAX GROUP CORP.

Condensed Balance Sheets (Unaudited)

ASSETS	September 30, 2015	March 31, 2015
Current Assets
Cash and cash equivalents	$659	$6,990
Prepaid expenses	-	950
Inventory	1,065	-
Total Current Assets	1,724	7,940

Fixed Assets, net of accumulated depreciation of $801 and $267 respectively	2,815	3,349

Total Assets	$4,539	$11,289

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$190	$-
Income taxes payable	-	28
Loans from director	8,100	8,100
Total Current Liabilities	8,290	8,128

Total Liabilities	8,290	8,128

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Accumulated earnings (Deficit)	(6,751)	161
Total Stockholder’s Equity (Deficit)	(3,751)	3,161

Total Liabilities and Stockholder’s Equity (Deficit)	$4,539	$11,289

The accompanying notes are an integral part of these condensed unaudited financial statements.

ADDENTAX GROUP CORP.

Condensed Statement of Operations

(Unaudited)

	Three months period ended September 30, 2015	Six months period ended September 30, 2015

REVENUES	$3,000	$3,000
Cost of Goods Sold	(325)	(325)
GROSS PROFIT	2,675	2,675

OPERATING EXPENSES
General and administrative expenses	4,668	9,615
TOTAL OPERATING EXPENSES	4,668	9,615

NET INCOME (LOSS) FROM OPERATIONS	(1,993)	(6,940)

PROVISION FOR INCOME TAXES	-	28

NET INCOME (LOSS)	$(1,993)	$(6,912)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Cash Flows

(Unaudited)

Six months period ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(6,912)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	534
Changes in operating assets and liabilities:
(Increase) Accounts payable	190
(Increase) Decrease in the prepaid expenses	950
Increase in inventory	(1,065)
Decrease in taxes payable	(28)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,331)

CASH FLOWS FROM INVESTING ACTIVITIES	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-

NET INCREASE IN CASH	(6,331)

Cash, beginning of period	6,990

Cash, end of period	$659

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2015

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company is working in the field of producing images on multiple surfaces using heat transfer technology.

Note 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, the Company has generated only limited revenues and has a working capital deficit since Inception (October 28, 2014) through September 30, 2015. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding to fully implement its business-plan. Therefore there is substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating sustainable profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and finance the implementation of its business plan.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is March 31.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of its inception (October 28, 2014) as a development stage company. All losses accumulated since Inception (October 28, 2014) have been considered as part of the Company's development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently these additional disclosures are not included in these financial statements.

Unaudited Interim Financial Statements

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three and six months ended September 2015 are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the period from Inception (October 28, 2014) through March 31, 2015 included in our registration statement filed with the SEC on Form S-1.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2015

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $659 of cash as of September 30, 2015, and $6,990 as of March 31, 2015.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. As of September 30, 2015 the Company had $1, 065 of raw material inventory.

Fixed Assets

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since Inception, the Company has generated limited revenues from producing images on multiple surfaces using heat transfer technology.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses during the three and six months period ended September 30, 1015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2015

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the three and six months periods ended September 30, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three and six months period ended September 30, 2015 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

Note 4.

FIXED ASSETS

	Equipment	Website	Totals
Cost
As at October 31, 2014	$-	$-	$-
Additions	2,916	700	3,616
Disposals	-	-	-
As at September 30, 2015	2,916	700	3,616

Depreciation
As at October 31, 2014	-	-	-

Change for the period	801	-	801

As at September 30, 2015	801	-	801

Net book value	$2,115	$700	$2,815

We recognized depreciation expense of $267, and $534 in respect of equipment during the three and six months period ended September 30, 2015.

No depreciation was recognized in respect of the website during the three and six months period ended September 30, 2015, as the website was not yet operational during the period.

Note 5.	LOAN FROM DIRECTOR

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2015

Note 5.             LOAN FROM DIRECTOR (CONTINUED)

The balance due to the director, as of September 30, 2015, was $8,100. This loan is unsecured, non-interest bearing and due on demand.

Effective March 2, 2015, the Company entered into a Loan Agreement with Otmane Tajmouati, the Company’s sole officer and director. Under the terms of the Loan Agreement, Mr. Tajmouati has agreed to loan up to $30,000 to the Company to fund ongoing expenses and operational needs. No funds under this Loan Agreement were advanced to the Company during the period October 28, 2014 (inception) to September 30, 2015. The balance of $8,100 that had been loaned to the Company by Mr. Tajmouati as of September 30, 2015 was not advanced under the terms of this loan agreement.

Note 6.

SHAREHOLDER’S DEFICIT

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 26, 2014, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

There were 3,000,000 shares of common stock issued and outstanding as of September 30, 2015.

Note 7.	COMMITMENTS AND CONTINGENCIES

Lease agreement

Company has extended its six months rental agreement, signed on December 15, 2014 for additional six months. The lease expires in February 28, 2016.  The Company is renting 30 square meters of office space for $190 per month.

Litigation

We were not subject to any legal proceedings during the three and six months period ended September 30, 2015, and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 8.	INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of approximately $6,751 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	As of September 30, 2015	For the period ended March 31, 2015
Federal income tax benefit (expense) attributable to:
Current Operations	$ 1,037	(28)
Less: tax refund	(28)
Valuation allowance	(1,009)

Net provision for Federal income taxes	$ -	(28)

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2015

Note 8.	INCOME TAXES CONTINUED

September 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,013
Valuation allowance	(1,013)

Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,751 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 9.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Addentax Group Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Overview

Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014 and established a fiscal year-end of March 31. We are in the development stage and were incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. As of today, we have developed our business plan, purchased and set up our first machine, and signed a contract for the sale of goods to Derb il Horra.

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Our Business

The Company is working on producing images on a surface such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machine. Heat transfer technology is one of most economical methods to creatively implement of various ideas. This modern technology is quite popular and has not lost its relevance. Materials for the images can be varied, such as ceramics, glass, crockery of different quality, metal, clothing, caps, bags, leather products and other. Our products are intended for people with individual single orders, business owners associated with the sale of souvenirs, and business owners who intend to order corporate souvenirs. In order to organize our business, we need equipment and supplies, so we can make the images on our customer’s products, and then we will rent more space for the warehouse. We plan to conclude a contract of carriage with local shipping companies for delivery of our goods to other cities such as Meknes, Rabat, Kenitra, and worldwide.

3D sublimation vacuum heat transfer machine

We use 3D sublimation vacuum heat transfer technology to apply images on many surfaces. The 3D sublimation vacuum heat transfer machine does not require high technical skills for product production. The set of printing materials include the machine itself and all raw materials necessary for setting up and testing, and raw materials for the production process.

Our industrial flatbed printing machine is not large, is user-friendly, is simple to maintain, and doesn’t require any special service.

Target market

We can determine two different directions for our target market - corporate and private. By corporate, we mean large and small companies, who care about image and updated company information. Corporate style of any company is often reflected by printed images on pens, souvenirs, notepads, laptops and others. We are ready to provide image printing on any of the aforesaid products. By private, we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries – any holiday of any scale can become even more memorable with some kind of commemorative image on a glass or metal souvenir, which can be hung on the wall, for example. Addentax Group Corp. is able to offer any type of client the printed product that can meet its very special requirements.

We have a signed contract for the sale of goods with Derb il Horra, a small enterprise, which is involved mostly in selling souvenirs not only in Fes, also in another cities of Morocco.

Marketing

Our sole officer and director, Otmane Tajmouati, is responsible for the marketing of the Company. We intend to use marketing strategies, such as the World Wide Web, namely, dissemination of information on social networks such as Facebook, Twitter and other sites with ads, direct mailing, and distribution of flyers in hotels, cafes and restaurants, by handing out flyers in public and tourists’ spots and shopping malls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and will be cost effective. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of these financial statements we have registered a domain name for our website www.addentaxgroup.com and have included initial information about the Company and its products. To accomplish this, we plan to contact an independent web designing company. Our website describes our products, shows our contact information, and includes some general information and pictures of our products. We also plan to attend shows and exhibitions in our industry and other related industries, where it would be appropriate to attract new customers and advertise our products. We will also promote our products through word-of-mouth.

Also, we have prepared the brochure representing Addentax Group Corp. and our business, which contains basic information about the Company. We believe it will help us in our marketing upon commencement of our production process and for making our products known to potential customers.

Storage and delivery

The product produced by Addentax Group Corp. does not require any storage facilities. It is produced directly for each order. The number of demonstration samples kept is insignificant and doesn’t require any special premises for storage. We intend to sign a contract with a freight company to deliver our products. We expect that term of delivery shall be not more than 15 days, which shall include production and acceptance by clients.

Competition

We are in direct competition with other companies offering similar products. Nearly all Addentax Group Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Addentax Group Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful company in the printing industry. Therefore, Addentax Group Corp. may not be able to establish itself within the industry at all.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees

We are at a development stage and do not have employees, other than our sole officer, Otmane Tajmouati - who will initially perform all works in production and organization of our business.

Offices

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month periods ended September 30, 2015:

Revenue and cost of good sold

For the three and six month periods ended September 30, 2015, the Company generated a total revenue of $3,000, and $3,000 respectively from selling printed products to its customer. The cost of goods sold for the three and six months period ended September 30, 2015 was $325, and $325 respectively, which represent the cost of raw materials. All sales were to one customer, Derb il Horra. We expect to generate revenue as we expand our business operations.

Operating expenses

Total operating expenses for the three and six months period ended September 30, 2015, were $4,668 and $ 9,615 respectively. The operating expenses included accounting fees of $2,850 for the three months period ended September 30, 2015 and $2,850 for the six months period ended September 30, 2015; bank charges of $141 for the three months period ended September 30, 2015 and $251 for the six months period ended September 30, 2015; depreciation expense of $267 for the three months period ended September 30, 2015 and $534 for the six months period ended September 30, 2015; regulatory filings of $840 for the three months period ended September 30, 2015 and $ 840 for the six months period ended September 30, 2015; legal fees of $0 for the three months period ended September 30, 2015 and $2,000 for the six months period ended September 30, 2015; and a rent expense of $570 for the three months period ended September 30, 2015 and $1,140 for the six months period ended September 30, 2015.

Net Loss

The net loss for the three and six month periods ended September 30, 2015 was $1,993 and $6,912 respectively.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2015, the Company had cash of $659 ($6,990 as of March 31, 2015). Furthermore, the Company had a working capital deficit of $6,594 ($188 as of March 31, 2015). The increase in working capital deficit is attributed to losses from operation realized due to increasing operating activities of the business without generating commensurate revenue.

During the six months ended September 30, 2015, the Company used $6,331 of cash in operating activities. As of this date the Company has raw materials for the amount of $1,065, rent liabilities of $190, prepaid rent expenses for the amount of $950, payable taxes $28 and depreciation for the amount of $534.

During the six months ended September 30, 2015, the Company did not generate or use cash in investing activities.

During the six months ended September 30, 2015, the Company did not generate or use cash in financing activities as we funded our activities with cash on hand.

We are planning to raise $90,000 through a public offering. There is no assurance that the full amount, or any amount, will be obtained. The following table sets forth the uses of proceeds for the twelve months assuming the funding of 33%, 66%, and 100%, respectively:

Gross proceeds	$30,000	$60,000	$90,000
Offering expenses	$7,000	$7,000	$7,000
Net proceeds	$23,000	$53,000	$83,000
Website development	$1,500	$3,000	$3,000
Leasing premises and equipment	$5,980	$9,680	$14,460
Raw materials	$1,520	$17,320	$30,540
Employees’ salary	$-	$6,000	$12,000
Miscellaneous expenses	$1,000	$2,000	$3,000
Marketing and advertising	$3,000	$5,000	$10,000
SEC reporting and compliance	$10,000	$10,000	$10,000

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

Effective March 2, 2015, the Company entered into a Loan Agreement with Otmane Tajmouati, the Company’s sole officer and director. Under the terms of the Loan Agreement, Mr. Tajmouati has agreed to loan up to $30,000 to the Company to fund ongoing expenses and operational needs. No funds under this Loan Agreement were advanced to the Company during the period October 28, 2014 (inception) to September 30, 2015. The balance of $8,100 that had been loaned to the Company by Mr. Tajmouati as of September 30, 2015 was not advanced under the terms of this loan agreement.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is March 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $659 of cash as of September 30, 2015, and $6,990 as of March 31, 2015.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of September 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – As at September 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2	UNREGITERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three and six months ended September 30, 2015

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three and six months ended September 30, 2015

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Fes, Morocco on November 4, 2015.

ADDENTAX GROUP CORP.

By:	/s/	Otmane Tajmouati
	Name:	Otmane Tajmouati
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)