Form 10-Q
period 2015-12-31
ADDENTAX GROUP CORP.
filed 2016-01-28
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2015

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

Yes [X] No [  ]

As of December 31, 2015 there were 3,016,000 shares outstanding of the registrant’s common stock.

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of December 31, 2015 and March 31, 2015 (Unaudited)	4

	Condensed Statement of Operations for the three and nine months period ended December 31, 2015 (Unaudited)	5

	Condensed Statement of Cash Flows for the nine months period ended December 31, 2015 (Unaudited)	6

	Notes to the Condensed Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure.	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

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

ADDENTAX GROUP CORP.

Condensed Balance Sheets (Unaudited)

ASSETS	December 31, 2015	March 31, 2015
Current Assets
Cash and cash equivalents	$579	$6,990
Prepaid expenses	380	950
Inventory	977	-
Total Current Assets	1,936	7,940

Fixed Assets, net of accumulated depreciation of $1,068 and $267 respectively	2,548	3,349

Total Assets	$4,484	$11,289

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$-	$-
Income taxes payable	-	28
Loans from director	8,100	8,100
Total Current Liabilities	8,100	8,128

Total Liabilities	8,100	8,128

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,016,000 and 3,000,000 shares issued and outstanding respectively	3,016	3,000
Additional paid-in capital	439	-
Accumulated earnings (Deficit)	(7,071)	161
Total Stockholder’s Equity (Deficit)	(3,616)	3,161

Total Liabilities and Stockholder’s Equity (Deficit)	$4,484	$11,289

The accompanying notes are an integral part of these condensed unaudited financial statements.

ADDENTAX GROUP CORP.

Condensed Statement of Operations

(Unaudited)

	Three months period ended December 31, 2015	Nine months period ended December 31, 2015

REVENUES	$2,700	$5,700
Cost of Goods Sold	(388)	(713)
GROSS PROFIT	2,312	4,987

OPERATING EXPENSES
General and administrative expenses	2,632	12,247
TOTAL OPERATING EXPENSES	2,632	12,247

NET INCOME (LOSS) FROM OPERATIONS	(320)	(7,260)

PROVISION FOR INCOME TAXES	-	28

NET INCOME (LOSS)	$(320)	$(7,232)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,004,609	3,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Cash Flows

(Unaudited)

Nine months period ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(7,232)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	801
Changes in operating assets and liabilities:
Decrease in Prepaid expenses	570
(Increase) in Inventory	(977)
Decrease in taxes payable	(28)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,866)

CASH FLOWS FROM INVESTING ACTIVITIES	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES Proceed from sale of common stock	455
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	455

NET INCREASE IN CASH	(6,411)

Cash, beginning of period	6,990

Cash, end of period	$579

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2015

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company is working in the field of producing images on multiple surfaces using heat transfer technology.

Note 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, the Company has generated only limited revenues and has a working capital deficit since Inception (October 28, 2014) through Dember 31, 2015. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding to fully implement its business-plan. Therefore there is substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Statements

Our accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the period from Inception (October 28, 2014) through March 31, 2015 included in our registration statement filed with the SEC on Form S-1.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $579 of cash as of December 31, 2015, and $6,990 as of March 31, 2015.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. As of December 31, 2015 the Company had $977 of raw material inventory.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses during the three and nine months period ended December 31, 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2015

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the three and nine months periods ended December 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three and nine months period ended December 31, 2015 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

Note 4.

FIXED ASSETS

	Equipment	Website	Totals
Cost
As at October 28, 2014	$-	$-	$-
Additions	2,916	700	3,616
Disposals	-	-	-
As at December 31, 2015	2,916	700	3,616

Depreciation
As at October 28, 2014	-	-	-
Change for the period	1,068	-	1,068
As at December 31, 2015	1,068	-	1,068

Net book value	$1,848	$700	$2,548

We recognized depreciation expense of $267 and $801 in respect of equipment during the three and nine months period ended December 31, 2015.

No depreciation was recognized in respect of the website during the three and nine months period ended December 31, 2015, as the website was not yet operational during the period.

Note 5.	LOAN FROM DIRECTOR

The Company will continue to rely on advances from related parties until when it can support its operations through generating revenue, attaining adequate financing through sales of its equity securities or traditional debt financing. There is no formal written commitment by the shareholders to continue to support the company’s operation. The amounts due to shareholders represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. These advances are considered temporary in nature and have not been formalized by a promissory notes.

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2015

Note 5.             LOAN FROM DIRECTOR (CONTINUED)

The balance due to Otmane Tajmouati, the Company’s sole officer and director, as of December 31, 2015, was $8,100. This loan is unsecured, non-interest bearing and due on demand.

Effective March 2, 2015, the Company entered into a Loan Agreement with Mr. Tajmouati. Under the terms of the Loan Agreement, Mr. Tajmouati has agreed to loan up to $30,000 to the Company to fund ongoing expenses and operational needs. No funds under this Loan Agreement were advanced to the Company during the period October 28, 2014 (inception) to December 31, 2015. The balance of $8,100 that had been loaned to the Company by Mr. Tajmouati as of December 31, 2015 was not advanced under the terms of this loan agreement.

Note 6.

SHAREHOLDER’S DEFICIT

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 26, 2014, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During November 2015, the Company issued a total of 16,000 common shares for the contribution of $480 at $0.03 per share, and real cash contribution of $455 because of $25 wire transfer charge.

There were 3,016,000 shares of common stock issued and outstanding as of December 31, 2015.

Note 7.	COMMITMENTS AND CONTINGENCIES

Lease agreement

Company has extended its six months rental agreement, signed on December 15, 2014 for additional six months. The lease expires in February 28, 2016.  The Company is renting 30 square meters of office space for $190 per month.

Litigation

We were not subject to any legal proceedings during the three and nine months period ended December 31, 2015, and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Note 8.	INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $7,071 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	For the nine months period ended December 31, 2015	For the period ended March 31, 2015
Federal income tax benefit (expense) attributable to:
Current Operations	$ 1,085	(28)
Less: tax refund	(28)
Valuation allowance	(1,057)

Net provision for Federal income taxes	$ -	(28)

ADDENTAX GROUP CORP.

Notes to the Condensed Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2015

Note 8.	INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,057
Valuation allowance	(1,057)

Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $7,071 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 9.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Our Business

The Company is working on producing images on a surface such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machine. Heat transfer technology is one of most economical methods to creatively implement of various ideas. This modern technology is quite popular and has not lost its relevance. Materials used for printing images can vary between ceramics, glass, crockery of different quality, metal, clothing, caps, bags, leather products and other materials. Our products are intended for people with individual single orders, business owners associated with the sale of souvenirs, and business owners who intend to order corporate souvenirs. In order to organize our business, we need equipment and supplies, so we can make the images on our customer’s products, and then we will rent more space for the warehouse. We plan to conclude a contract of carriage with local shipping companies for delivery of our goods to other cities such as Meknes, Rabat, Kenitra, and worldwide.

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

Employees

We are at a development stage and do not have employees, other than our sole officer, Otmane Tajmouati, who will initially perform all works in production and organization of our business.

Offices

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month periods ended December 31, 2015:

Revenue and cost of goods sold

For the three and nine month periods ended December 31, 2015, the Company generated total revenue of $2,700, and $5,700 respectively from selling printed products to its customer. The cost of goods sold for the three and nine month periods ended December 31, 2015 was $388, and $713 respectively, which represent the cost of raw materials. We expect to generate revenue as we expand our business operations.

Operating expenses

Total operating expenses for the three and nine month periods ended December 31, 2015, were $2,632 and $12,247 respectively. The operating expenses included accounting fees of $1,500 for the three months period ended December 31, 2015 and $4,350 for the nine months period ended December 31, 2015; bank charges of $215 for the three months period ended December 31, 2015 and $466 for the nine months period ended December 31, 2015; depreciation expense of $267 for the three months period ended December 31, 2015 and $801 for the nine months period ended December 31, 2015; regulatory filings of $80 for the three months period ended December 31, 2015 and $920 for the nine months period ended December 31, 2015; legal fees of $0 for the three months period ended December 31, 2015 and $2,000 for the nine months period ended December 31, 2015; and a rent expense of $570 for the three months period ended December 31, 2015 and $1,710 for the nine months period ended December 31, 2015.

Net Loss

The net loss for the three and nine month periods ended December 31, 2015 was $320 and $7,232 respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2015, the Company had cash of $579 ($6,990 as of March 31, 2015). Furthermore, the Company had a working capital deficit of $6,164 ($188 as of March 31, 2015). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the nine months ended December 31, 2015, the Company used $6,866 of cash in operating activities due to increase in raw material inventory of $977, decrease in prepaid rent of $570 and depreciation of $801.

During the nine months ended December 31, 2015, the Company did not generate or use cash in investing activities.

During the nine months ended December 31, 2015, the Company generated $455 cash in financing activities as we issued a total of 16,000 common shares for cash contribution of $455.

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

Effective March 2, 2015, the Company entered into a Loan Agreement with Otmane Tajmouati, the Company’s sole officer and director. Under the terms of the Loan Agreement, Mr. Tajmouati has agreed to loan up to $30,000 to the Company to fund ongoing expenses and operational needs. No funds under this Loan Agreement were advanced to the Company during the period October 28, 2014 (inception) to December 31, 2015. The balance of $8,100 that had been loaned to the Company by Mr. Tajmouati as of December 31, 2015 was not advanced under the terms of this loan agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $579 of cash as of December 31, 2015, and $6,990 as of March 31, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three and nine months ended December 31, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three and nine months ended December 31, 2015.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Fes, Morocco on January 28, 2016.

ADDENTAX GROUP CORP.

By:	/s/	Otmane Tajmouati
	Name:	Otmane Tajmouati
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)