Form 10-K
period 2016-03-31
ADDENTAX GROUP CORP.
filed 2016-06-01
CIK 1650101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-206097

ADDENTAX GROUPCORP.
(Exact name of small business issuer as specified in its charter)

Nevada	3990	35-2521028
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

70, Av Allal Ben Abdellah, Fes, Morocco, 30000

(Address of principal executive offices and Zip Code)

+ 17026606161

(Registrant’s telephone number, including area code)

addentax@gmail.com

(Registrant’s email)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,441,500 common shares issued and outstanding as of March 31, 2016.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Our company Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014 and established a fiscal year-end of March 31. We have generated limited revenues, have minimal assets and have generated a net loss of $9,553 since inception. We are a development-stage company created for producing images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machine. We have recently started our operation. As of today, we have developed our business plan, purchased and set up our first machine, signed a contract for the sale of goods with Derb il Horra dated February 3, 2015. The Company generated revenue of $6,780 from Derb il Horra for the sale of printed products and entered into a Lease Agreement with Samir Mustafajev for office space, came into force from March 1, 2015. To the date we have set up our first heat transfer machine, tested its operation and produced a range of demonstration samples for attraction of potential business partners. We may not be able to provide enough revenue to cover the company’s operating expenses during the next twelve months. We plan to purchase one more heat transfer machine if we sell 1/3 of the shares, and purchase two or three more, if we sell 2/3 of our offering and all of the shares respectively. Our director will fund our initial administrative expenses using his own funds.

We need funding to purchase and deliver additional heat transfer machines, to cover general running and administrative expenses, business development and marketing, auxiliary materials, expenses connected with company public presentation, payment of salaries and purchase of raw materials. Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Our Business

The Company is working on a field of producing images on a surface such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machines. Heat transfer technology is one of most economical methods of application. This modern technology has been quiet popular for many years and has not lost its relevance. Materials for images can be varied, such as ceramics, glass, crockery of different quality, metal, clothing, caps, bags, leather products and other products. Our products are intended for individuals, business owners associated with the sale of souvenirs, and business owners who intend to order souvenirs in the corporate style. In order to organize our business, we need equipment and supplies, so that we can make the images on customer’s products, and then we will rent more warehouse space for goods on which to apply the images. We plan to conclude a contract of carriage with local shipping companies for delivery of our goods to other cities such as Meknes, Rabat, Kenitra and worldwide.

Morocco is popular tourist country. We plan to find customers in the nearest cities, such as Rabat, Kenitra, and Marrakech and sell our products to them on a regular basis. If we are successful in attracting new customers in the nearest cities, we will sign contracts with local delivery companies in the future to deliver our goods to those customers.

When, and if, the Company succeeds in attracting new customers and the capital of the Company grows, we plan to expand our business to the nearer countries, such as Algeria, and Tunis and in a positive scenario worldwide in the future.

Once our business grows and we are able to expand it to other countries such as Algeria and Tunis, we plan to rent a small office in one of these countries, in a tourist attractive city and use the same business plan that we implemented in Fes, Morocco. We believe that expansion of our printing business to other countries will take approximately two years.

Having additional customers and sales will positively impact our printing business, as we will have more orders and become well known in the industry and our revenues will grow accordingly. We believe that our future customers will recommend our printing service to others.

3D sublimation vacuum heat transfer machine

We plan to purchase 3D sublimation vacuum heat transfer machine to apply images on many surfaces. The 3D sublimation vacuum heat transfer machine does not require high technical skills for product production. A set of printing machines includes the machine itself and all raw materials necessary for setting up and testing, and raw materials for production process.

An industrial flatbed printing machine is not large, user-friendly, and is simple in maintaining and doesn’t require any special service. At this time we have already purchased one 3D sublimation vacuum heat transfer machine, produced by the Chinese company PANDA ONE HOLDINGS LIMITED.

Technical characteristics:

Model Number:

MA3

Rated Voltage:

220V/110V

Material:                           aluminum and iron

Weight:

23 kg

Dimensions:

330*430*120 mm

Work table size:                330*430 mm

Production capacity:

15 mugs for 480s (depending on type of materials and size)

Target market

We can determine two different directions our product can cover - corporate and private. By corporate, we mean large and small companies, who always care about image and updating company information. Corporate styles of any company are often reflected by printed images on pens, souvenirs, notepads, laptops and others. We are ready to provide image printing on any of the aforesaid products. By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries – any holiday of any scale can become even more memorable with some kind of commemorative image on a glass or metal souvenir, which can be hung on the wall, for example. Addentax Group Corp. is able to offer any type of client the printed product that can meet its special requirements.

We have signed a contract for the sale of goods with Derb il Horra, a small enterprise, which is involved mostly in selling souvenirs not only in Fes, also in another cities of Morocco.

Marketing

Our sole officer and director, Otmane Tajmouati, will be responsible for the marketing of the Company. We intend to use marketing strategies, such as the web, namely dissemination of information on social networks such as Facebook, Twitter and on sites with ads, direct mailing, distribution of flyers in hotels, cafes and restaurants, handing out flyers in public and tourist spots, shopping malls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and in a cost effective way. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of this prospectus we have registered domain names for our website www.addentaxgroup.com and have filled it with initial information about the Company and its products. To accomplish this, we plan to contact an independent web designing company. Our website describes our products, shows our contact information, and includes some general information and pictures of our products. We also plan to attend shows and exhibitions in our industry and other related industries, where it would be appropriate to attract new customers and advertising for our products. We will also promote our products through word of mouth.

Also we have prepared a brochure for representing Addentax Group Corp. and our business, which contains basic information about the Company. We believe it will help us in our marketing at the start of our production process for making our products better known to potential customers.

Storage and delivery

The product produced by Addentax Group Corp. does not require any storage facilities. It will be produced directly for each order. The number of demonstration samples kept is insignificant and doesn’t require any special premises for storage. We are going to sign a contract with a freight company on a regular basis for delivering our products. We expect that the term of delivery shall not be more than 15 days, which shall include product production and the process of product acceptance by the client.. Our machines will be located at our leased premises in Rue du Somalie, Fes 30060, Morocco.

Competition

We will be in a market where we compete with other companies offering similar products. We will be in direct competition with them. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better prices for similar products, which may also harm our business. We foresee that we will continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Nearly all of Addentax Group Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Addentax Group Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful printing company. Therefore, Addentax Group Corp. may not be able to establish itself within the industry at all.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and as of March 31, 2016 have no employees, other than our sole officer, Otmane Tajmouati - who will initially perform all works in production and organization of our business.

Offices

Our production office is located at Rue du Somalie, Fes 30060, Morocco. The property is 30 square meters and located on a shopping center, which makes the ordering more convenient to the potential customer. Our phone number is +17026606161.  We have signed a Lease Agreement with Samir Mustafajev.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 31, 2016, no shares of our common stock have traded.

Number of Holders

As of March 31, 2016, the 3,441,500 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2016 and from October 28, 2014 (inception) to March 31, 2015.  We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 26, 2014, the Company issued a total of 3,000,000 common shares to its founder for cash contributions of $3,000.

During November 2015, the Company issued a total of 8,000 common shares for cash contributions of $240 at $0.03 per share.

During December 2015, the Company issued a total of 8,000 common shares for cash contributions of $240 at $0.03 per share, and real cash contribution of $215 because of $25 wire transfer charge.

During January 2016, the Company issued a total of 18,500 common shares for cash contributions of $555 at $0.03 per share.

During February 2016, the Company issued a total of 74,000 common shares for cash contributions of $2,220 at $0.03 per share.

During March 2016, the Company issued a total of 333,000 common shares for cash contributions of $9,862 at $0.03 per share.

There were 3,441,500 shares of common stock issued and outstanding as of March 31, 2016.

Purchase of our Equity Securities by Officers and Directors

On December 26, 2014, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Otmane Tajmouati, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report and other reports filed by Addentax Group Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Our Business

The Company is working on a field of producing images on a surface such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machines. Heat transfer technology is one of most economical methods of application. This modern technology has been quiet popular for many years and has not lost its relevance. Materials for images can be varied, such as ceramics, glass, crockery of different quality, metal, clothing, caps, bags, leather products and other products. Our products are intended for individuals, business owners associated with the sale of souvenirs, and business owners who intend to order souvenirs in the corporate style. In order to organize our business, we need equipment and supplies, so that we can make the images on customer’s products, and then we will rent more warehouse space for goods on which to apply the images. We plan to conclude a contract of carriage with local shipping companies for delivery of our goods to other cities such as Meknes, Rabat, Kenitra and worldwide.

3D sublimation vacuum heat transfer machine

We use 3D sublimation vacuum heat transfer technology to apply images on many surfaces. The 3D sublimation vacuum heat transfer machine does not require high technical skill for product production. A set of printing materials include the machine itself, and all raw materials necessary for setting up and testing, and raw materials for the production process.

Our industrial flatbed printing machine is not large, is user-friendly, is simple to maintain, and doesn’t require any special service.

Target market

We can determine two different directions our product can cover - corporate and private. By corporate, we mean large and small companies, who always care about image and updating company information. Corporate styles of any company are often reflected by printed images on pens, souvenirs, notepads, laptops and others. We are ready to provide image printing on any of the aforesaid products. By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries – any holiday of any scale can become even more memorable with some kind of commemorative image on a glass or metal souvenir, which can be hung on the wall, for example. Addentax Group Corp. is able to offer any type of client the printed product that can meet its special requirements.

We have signed a contract for the sale of goods with Derb il Horra, a small enterprise, which is involved mostly in selling souvenirs not only in Fes, but also in another cities of Morocco.

Marketing

Our sole officer and director, Otmane Tajmouati, is responsible for the marketing of the Company. We intend to use marketing strategies, such as the World Wide Web, namely, dissemination of information on social networks such as Facebook, Twitter and other sites with ads, direct mailing, and distribution of flyers in hotels, cafes and restaurants, by handing out flyers in public and tourists’ spots and shopping malls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy that will also be cost effective. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of these financial statements we have registered a domain name for our website www.addentaxgroup.com and have included initial information about the Company and its products. To accomplish this, we plan to contact an independent web designing company. Our website describes our products, shows our contact information, and includes some general information and pictures of our products. We also plan to attend shows and exhibitions in our industry and other related industries, where it would be appropriate to attract new customers and advertise our products. We will also promote our products through word-of-mouth.

Also, we have prepared a brochure representing Addentax Group Corp. and our business, which contains basic information about the Company. We believe it will help us in our marketing upon commencement of our production process and for making our products known to potential customers.

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

Offices

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the year ended March 31, 2016:

Revenue and cost of goods sold

For the year ended March 31, 2016 and from October 28, 2014 (inception) to March 31, 2015, the Company generated total revenue of $5,700, and $1,080 respectively from selling printed products to its customer. The cost of goods sold for the year ended March 31, 2016 and from October 28, 2014 (inception) to March 31, 2015 was $713, and $284 respectively, which represents the cost of raw materials. We expect to generate revenue as we expand our business operations.

Operating expenses

Total operating expenses for the year ended March 31, 2016 and from October 28, 2014 (inception) to March 31, 2015, were $14,729 and $607 respectively. The operating expenses included accounting fees of $7,850 for the year ended March 31, 2016 and $0 from October 28, 2014 (inception) to March 31, 2015; bank charges of $611 for the year ended March 31, 2016 and $150 from October 28, 2014 (inception) to March 31, 2015; depreciation expense of $1,068 for the year ended March 31, 2016 and $267 from October 28, 2014 (inception) to March 31, 2015; regulatory filings of $920 for the year ended March 31, 2016 and $0 from October 28, 2014 (inception) to March 31, 2015; legal fees of $2,000 for the year ended March 31, 2016 and $0 from October 28, 2014 (inception) to March 31, 2015; and rent expense of $2,280 for the year ended March 31, 2016 and $190 from October 28, 2014 (inception) to March 31, 2015.

Net Income/Loss

The net loss for the year ended March 31, 2016 was $9,714 and $161 of net income from October 28, 2014 (inception) to March 31, 2015.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2016, the Company had cash of $10,052 ($6,990 as of March 31, 2015). Furthermore, the Company had positive working capital of $4,259 (deficit of $188 as of March 31, 2015).

During the year ended March 31, 2016, the Company used $10,031 of cash in operating activities due to increases in raw material inventory of $977, increase in prepaid rent of $380, decrease in taxes of $28 and depreciation of $1,068.

During the year ended March 31, 2016, the Company did not generate or use cash in investing activities.

During the ended of March 31, 2016, the Company generated $13,093 cash in financing activities as we issued a total of 441,500 common shares for cash contribution of $13,093.

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

Effective March 2, 2015, the Company entered into a Loan Agreement with Otmane Tajmouati, the Company’s sole officer and director. Under the terms of the Loan Agreement, Mr. Tajmouati has agreed to loan up to $30,000 to the Company to fund ongoing expenses and operational needs. No funds under this Loan Agreement were advanced to the Company during the year ended March 31, 2016. The balance of $8,100 that had been loaned to the Company by Mr. Tajmouati as of March 31, 2016 was not advanced under the terms of this loan agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,052 of cash as of March 31, 2016, and $6,990 as of March 31, 2015.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the year ended March 31, 2016 and March 31, 2015

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Addentax Group Corp.

We have audited the accompanying balance sheet of Addentax Group Corp. (a development stage company) as of March 31, 2015 and the related statement of operations, changes in shareholder’s equity and cash flow for the period from October 28, 2014 (Inception) to March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addentax Group Corp. as of March 31, 2015 and the related statement of operations and cash flow for the period from October 28, 2014 (Inception) to March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has nominal income from operations since Inception (October 28, 2014) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, Colorado
July 21, 2015

Board of Directors

Addentax Group Corp.

70, Ave Allal Ben Abdellah

Fes, Morocco, 30000

We have audited the accompanying balance sheet of Addentax Group Corp. as of March 31, 2016 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addentax Group Corp. as of March 31, 2016 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continuing losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Farmington Utah

May 13, 2016

ADDENTAX GROUP CORP.

Balance Sheets

ASSETS	March 31, 2016	March 31, 2015
Current Assets
Cash and cash equivalents	$10,052	$6,990
Prepaid expenses	1,330	950
Inventory	977	-
Total Current Assets	12,359	7,940

Fixed Assets, net of accumulated depreciation of $1,335 and $267 respectively	2,281	3,349

Total Assets	$14,640	$11,289

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Income taxes payable	$-	$28
Loans from director	8,100	8,100
Total Current Liabilities	8,100	8,128

Total Liabilities	8,100	8,128

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,441,500 and 3,000,000 shares issued and outstanding respectively	3,442	3,000
Additional paid-in capital	12,651	-
Accumulated earnings	(9,553)	161
Total Stockholder’s Equity	6,540	3,161

Total Liabilities and Stockholder’s Equity	$14,640	$11,289

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statements of Operations

	Year ended March 31, 2016	From October 28, 2014 (inception) to March 31, 2015

REVENUES	$5,700	$1,080
Cost of Goods Sold	713	284
GROSS PROFIT	4,987	796

OPERATING EXPENSES
General and administrative expenses	14,729	607
TOTAL OPERATING EXPENSES	14,729	607

NET INCOME (LOSS) FROM OPERATIONS	(9,742)	189

PROVISION FOR INCOME TAXES	28	(28)

NET INCOME (LOSS)	$(9,714)	$161

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,035,313	1,850,649

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Inception, October 28, 2014	-	$ -	-	$ -	$ -
Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000
Net income for the year ended March 31, 2015	-	-	-	161	161
Balance, March 31, 2015	3,000,000	$ 3,000	-	$ 161	$ 3,161

Shares issued for cash at $0.03 per share	441,500	442	12,651	-	13,093
Net loss for the year ended March 31, 2016	-	-	-	(9,714)	(9,714)
Balance, March 31, 2016	3,441,500	$ 3,442	12,651	$ (9,553)	$ 6,540

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statements of Cash Flows

	Year ended March 31, 2016	From October 28, 2014 (inception) to March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(9,714)	161
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,068	267
Changes in operating assets and liabilities:
Increase in prepaid expenses	(380)	(950)
Increase in inventory	(977)	-
Decrease/increase in taxes payable	(28)	28
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,031)	(494)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,616)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(3,616)

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock Loans from director	13,093 -	3,000 8,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,093	11,100

NET INCREASE IN CASH	3,062	6,990

Cash, beginning of period	6,990	-

Cash, end of period	$10,052	6,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Notes to the Financial Statements

For the year ended March 31, 2016 and for the period from October 28, 2014 (inception) to March 31, 2015

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company is engaged in the field of producing images on multiple surfaces using heat transfer technology.

Note 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, the Company has generated only limited revenues and has a working capital deficit as of March 31, 2016. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding to fully implement its business-plan. Therefore there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,052 of cash as of March 31, 2016, and $6,990 as of March 31, 2015.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. As of March 31, 2016 the Company had $977 of raw material inventory.

ADDENTAX GROUP CORP.

Notes to the Financial Statements

For the year ended March 31, 2016 and for the period from October 28, 2014 (inception) to March 31, 2015

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses during the year ended March 31, 2016.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the year ended March 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the year ended March 31, 2016 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

ADDENTAX GROUP CORP.

Notes to the Financial Statements

For the year ended March 31, 2016 and for the period from October 28, 2014 (inception) to March 31, 2015

Note 4.

FIXED ASSETS

	Equipment	Website	Totals
Cost
As at October 28, 2014	$-	$-	$-
Additions	2,916	700	3,616
Disposals	-	-	-
As at March 31, 2015	2,916	700	3,616
Additions	- -	- -	- -
Disposals
As at March 31, 2016	2,916	700	3,616

Depreciation
As at October 28, 2014	-	-	-
Change for the period	267	-	267
As at March 31, 2015	267	-	267
Change for the period	1,068	-	1,068
As at March 31, 2016	1,335	-	1,335
Net book value	$1,581	$700	$2,281

We recognized depreciation expense of $1,068 and $267 in respect of equipment during year ended March 31, 2016 and for the period from October 28, 2014 (inception) to March 31, 2015 respectively. No depreciation was recognized in respect of the website as of March 31, 2016 as the website was not yet operational during the period.

Note 5.	LOAN FROM DIRECTOR

The Company will continue to rely on advances from related parties until when it can support its operations through generating revenue, attaining adequate financing through sales of its equity securities or traditional debt financing. There is no formal written commitment by the shareholders to continue to support the company’s operation. The amounts due to shareholders represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. These advances are considered temporary in nature and have not been formalized by promissory notes.

The balance due to Otmane Tajmouati, the Company’s sole officer and director, as of March 31, 2016 was $8,100. This loan is unsecured, non-interest bearing and due on demand.

Note 6.

SHAREHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 26, 2014, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During November 2015, the Company issued a total of 8,000 common shares for cash contributions of $240 at $0.03 per share.

During December 2015, the Company issued a total of 8,000 common shares for cash contributions of $240 at $0.03 per share, and real cash contribution of $215 because of $25 wire transfer charge.

During January 2016, the Company issued a total of 18,500 common shares for cash contributions of $555 at $0.03 per share.

During February 2016, the Company issued a total of 74,000 common shares for cash contributions of $2,220 at $0.03 per share.

During March 2016, the Company issued a total of 333,000 common shares for cash contributions of $9,990 at $0.03 per share and real cash contribution of $9,862 because of $128 wire transfer charge.

There were 3,441,500 shares of common stock issued and outstanding as of March 31, 2016.

ADDENTAX GROUP CORP.

Notes to the Financial Statements

For the year ended March 31, 2016 and for the period from October 28, 2014 (inception) to March 31, 2015

Note 7.	COMMITMENTS AND CONTINGENCIES

Lease agreement

Company has extended its six months rental agreement, signed on December 15, 2014 for additional six months. The lease expires in February 29, 2016.  On February 25, 2016 Company has signed new a year rental agreement. The lease expires in February 28, 2017. The Company is renting 30 square meters of office space for $190 per month.

Litigation

We were not subject to any legal proceedings during the year ended March 31, 2016 and for the period from October 28, 2014 (inception) to March 31, 2015, and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Note 8.	INCOME TAXES

As of March 31, 2016 the Company had net operating loss carry forwards of approximately $9,553 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Year ended March 31, 2016	From October 28, 2014 (inception) to March 31, 2015
Federal income tax benefit (expense) attributable to:
Current Operations	$ 1,461	(28)
Less: tax refund	(28)	-
Valuation allowance	(1,433)	-
Net provision for Federal income taxes	$ -	(28)

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

Year ended March 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,433
Valuation allowance	(1,433)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,553 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 9.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Otmane Tajmouati 70, Av Allal Ben Abdellah, Fes, Morocco, 30000	25	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Otmane Tajmouati has acted as our President, Treasurer, Secretary and sole Director since our incorporation on October 28, 2014. Mr. Tajmouati owns 87% of the outstanding shares of our common stock. He graduated from University of New England, Tangier, Morocco, on the Faculty of Business administration for the period of 2007-2013. Mr. Tajmouati worked for GLOBAL PROJECT SARL from 2013 till 2014 as a manager in customers department, and fulfilled duties concerning customer communication and assistance. The enterprise is working on import and distribution different piece of furniture and accessories for the house and offices. Mr. Tajmouati is devoting 75% of his time a week for planning and organizing activities of Addentax Group Corp.

During the past ten years, Mr. Tajmouati has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Tajmouati was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

    3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Tajmouati’s involvement in any type of business, securities or banking activities.

    4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

    5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

    6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

    7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

    8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Mr. Tajmouati. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on October 28, 2014 until March 31, 2016:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Otmane Tajmouati, President, Secretary and Treasurer	October 28, 2014 to March 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officer.

Mr. Tajmouati currently devotes approximately 75% per week of his time to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives significant revenues necessary to provide management salaries. At this time, we cannot accurately estimate when significant revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2016 concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Otmane Tajmouati 70, Av Allal Ben Abdellah, Fes, Morocco 30000	3,000,000 shares of common stock (direct)	87%

The percent of class is based on 3,441,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2016, a director had loaned $8,100 ($8,100 as of March 31, 2015) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2016, we incurred approximately $11,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2015 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Fes, Morocco on May 31, 2016.

ADDENTAX GROUP CORP.

By:	/s/	Otmane Tajmouati
	Name:	Otmane Tajmouati
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)