Form 10-Q
period 2016-06-30
ADDENTAX GROUP CORP.
filed 2016-08-02
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016

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

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of June 30, 2016 there were 3,460,000 shares outstanding of the registrant’s common stock.

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3
	/
	Condensed Balance Sheets as of June 30, 2016 and March 31, 2016 (Unaudited)	4
	/
	Condensed Statement of Operations for the three months period ended June 30, 2016 and June 30, 2015 (Unaudited)	5
	/
	Condensed Statement of Cash Flows for the three months period ended June 30, 2016 and June 30, 2015 (Unaudited)	6
	/
	Notes to the Condensed Unaudited Financial Statements	7
	/
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	/
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
	/
Item 4.	Controls and Procedures	12
	/
PART II	OTHER INFORMATION:
	/
Item 1.	Legal Proceedings	14
	/
Item 1A	Risk Factors	14
	/
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
	/
Item 3.	Defaults Upon Senior Securities	14
	/
Item 4.	Mine Safety Disclosure.	14
	/
Item 5.	Other Information	14
	/
Item 6.	Exhibits	14
	/
	Signatures	15

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

ADDENTAX GROUP CORP.

Balance Sheets (Unaudited)

ASSETS	June 30, 2016	March 31, 2016
Current Assets
Cash and cash equivalents	$15,677	$10,052
Prepaid expenses	760	1,330
Inventory	463	977
Total Current Assets	16,900	12,359

Fixed Assets Equipment net of accumulated depreciation of $1,602 and $1,335 respectively	1,314	1,581
Website	700	700
Total Fixed Assets	2,014	2,281

Total Assets	$18,913	$14,640

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$12,500	$-
Loans from director	20,600	8,100
Total Current Liabilities	33,100	8,100

Total Liabilities	33,100	8,100

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,460,000 and 3,441,500 shares issued and outstanding respectively	3,460	3,442
Additional paid-in capital	13,187	12,651
Accumulated deficit	(30,834)	(9,553)
Total Stockholder’s Equity (Deficit)	(14,187)	6,540

Total Liabilities and Stockholder’s Equity (Deficit)	$18,913	$14,640

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statements of Operations (Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015

REVENUES	$3,000	$-
Cost of Goods Sold	514	-
GROSS PROFIT	2,486	-

OPERATING EXPENSES
General and administrative expenses	23,767	4,947
TOTAL OPERATING EXPENSES	23,767	4,947

NET INCOME (LOSS) FROM OPERATIONS	(21,281)	(4,947)

PROVISION FOR INCOME TAXES	-	28

NET INCOME (LOSS)	$(21,281)	$(4,919)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,459,890	3,000,000

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statements of Cash Flows (Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(21,281)	(4,919)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	267	267
Changes in operating assets and liabilities:
Increase in prepaid expenses	570	570
Decrease/Increase in inventory	514	(1,390)
Increase in accounts payable	12,500	-
Decrease in taxes payable	-	(28)
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,430)	(5,500)

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock Loans from director	555 12,500	- -
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,055	-

NET INCREASE IN CASH	5,625	(5,500)

Cash, beginning of period	10,052	6,990

Cash, end of period	$15,677	1,490

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2016

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company is engaged in the field of producing images on multiple surfaces using heat transfer technology.

Note 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, the Company has generated limited revenues and has a working capital deficit as of June 30, 2016. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding to fully implement its business-plan. Therefore there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is March 31. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During three months ended June 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

ADDENTAX GROUP CORP.

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2016

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

Note 4.                  SHAREHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During April 2016, the Company issued a total of 18,500 common shares for cash contributions of $555 at $0.03 per share.

There were 3,460,000 shares of common stock issued and outstanding as of June 30, 2016.

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

The balance due to Otmane Tajmouati, the Company’s sole officer and director, as of June 30, 2016 was $20,600. This loan is unsecured, non-interest bearing and due on demand.

Note 6.	COMMITMENTS AND CONTINGENCIES

Lease agreement

The Company has extended its six month rental agreement, signed on December 15, 2014 for several additional six month periods. The lease expired on February 29, 2016.  On February 25, 2016 Company signed a one year rental agreement. The lease expires in February 28, 2017. The Company is renting 30 square meters of office space for $190 per month.

Litigation

We were not subject to any legal proceedings during the three months ended June 30, 2016 and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Note 7.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Our Business

The Company is working on a field of producing images on a surface such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machines. Heat transfer technology is one of most economical methods of application. This modern technology has been quite popular for many years and has not lost its relevance. Materials for images can be varied, such as ceramics, glass, crockery of different quality, metal, clothing, caps, bags, leather products and other products. Our products are intended for individuals, business owners associated with the sale of souvenirs, and business owners who intend to order souvenirs in the corporate style. In order to organize our business, we need equipment and supplies, so that we can make the images on customer’s products, and then we will rent more warehouse space for goods on which to apply the images. We plan to conclude a contract of carriage with local shipping companies for delivery of our goods to other cities such as Meknes, Rabat, Kenitra and worldwide.

3D sublimation vacuum heat transfer machine

We use 3D sublimation vacuum heat transfer technology to apply images on many surfaces. The 3D sublimation vacuum heat transfer machine does not require high technical skill for product production. A set of printing materials includes the machine itself, and all raw materials necessary for setting up and testing, and raw materials for the production process.

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

Offices

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2016 and June 30, 2015:

Revenue and cost of goods sold

For the three months ended June 30, 2016 and June 30, 2015 the Company generated total revenue of $3,000 and $0 from selling printed products to its customer. The cost of goods sold for the three months ended June 30, 2016 and June 30, 2015 was $514 and $0, which represents the cost of raw materials. We expect to generate more revenues as we expand our business operations.

Operating expenses

Total operating expenses for the three months ended June 30, 2016 and June 30, 2015 were $23,767 and $4,947. The operating expenses for the three months ended June 30, 2016 included accounting fees of $3,350; bank charges of $270; depreciation expense of $267; regulatory filings of $18,830; legal fees of $480; and rent expense of $570. The operating expenses for the three months ended June 30, 2015 included accounting fees of $2,000; bank charges of $110; depreciation expense of $267; legal fees of $2,000; and rent expense of $570.

Net Income/Loss

The net loss for the three months ended June 30, 2016 was $21,281 and $4,919 for the three months ended June 30, 2015.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2016, the Company had cash of $15,677 ($10,052 as of March 31, 2016). Furthermore, the Company had negative working capital of $16,200 (positive working capital of $4,259 as of March 31, 2016).

During the three months ended June 30, 2016 the Company used $7,430 of cash in operating activities due to decrease in raw material inventory of $514, decrease in prepaid rent of $570, increase in accounts payable of $12,500 and depreciation of $267.

During the three months ended June 30, 2016, the Company did not generate or use cash in investing activities.

During the three months ended June 30, 2016, the Company generated $13,055 cash in financing activities as we issued a total of 18,500 common shares for cash contribution of $555 and received cash in the amount $12,500 of loans from our director.

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

Effective March 2, 2015, the Company entered into a Loan Agreement with Otmane Tajmouati, the Company’s sole officer and director. Under the terms of the Loan Agreement, Mr. Tajmouati has agreed to loan up to $30,000 to the Company to fund ongoing expenses and operational needs. The balance of $20,600 that had been loaned to the Company by Mr. Tajmouati as of June 30, 2016 was not advanced under the terms of this loan agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,677 of cash as of June 30, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.       We did not maintain appropriate cash controls – As of June 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.       We did not implement appropriate information technology controls – As at June 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

No unregistered sales of equity securities took place during the three months ended June 30, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended June 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Fes, Morocco on July 27, 2016.

ADDENTAX GROUP CORP.

By:	/s/	Otmane Tajmouati
	Name:	Otmane Tajmouati
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)