Form 10-Q/A
period 2016-08-25
ADDENTAX GROUP CORP.
filed 2016-08-25
CIK 1650101

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Fes, Morocco on July__, 2016.

ADDENTAX GROUP CORP.

By:	/s/	Otmane Tajmouati
	Name:	Otmane Tajmouati
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)