Form 10-Q
period 2016-09-30
ADDENTAX GROUP CORP.
filed 2016-10-24
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

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

Yes [X] No [  ]

As of September 30, 2016 there were 6,920,000 shares outstanding of the registrant’s common stock.

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

ADDENTAX GROUP CORP.

Condensed Balance Sheets (Unaudited)

ASSETS	September 30, 2016	March 31, 2016
Current Assets
Cash and cash equivalents	$2,201	$10,052
Prepaid expenses	190	1,330
Inventory	2,031	977
Total Current Assets	4,422	12,359

Fixed Assets Equipment net of accumulated depreciation of $1,869 and $1,335 respectively	1,047	1,581
Website	700	700
Total Fixed Assets	1,747	2,281

Total Assets	$6,169	$14,640

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Loans from director	20,600	8,100
Total Current Liabilities	20,600	8,100

Total Liabilities	20,600	8,100

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 150,000,000 shares authorized, 6,920,000 and 6,883,000 shares issued and outstanding respectively	3,460	3,442
Additional paid-in capital	13,187	12,651
Accumulated deficit	(31,078)	(9,553)
Total Stockholder’s Equity (Deficit)	(14,431)	6,540

Total Liabilities and Stockholder’s Equity (Deficit)	$6,169	$14,640

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015

REVENUES	$6,950	3,000	9,950	3,000
Cost of Goods Sold	1,017	325	1,531	325
GROSS PROFIT	5,933	2,675	8,419	2,675

OPERATING EXPENSES
General and administrative expenses	6,177	4,668	29,944	9,615
TOTAL OPERATING EXPENSES	6,177	4,668	29,944	9,615

NET INCOME (LOSS) FROM OPERATIONS	(244)	(1,993)	(21,525)	(6,940)

PROVISION FOR INCOME TAXES	-	-	-	28

NET INCOME (LOSS)	$(244)	(1,993)	(21,525)	(6,912)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)*	(0.00)*	(0.01)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,920,000	6,000,000	6,919,192	6,000,000

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Cash Flows (Unaudited)

	Six months ended September 30, 2016	Six months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(21,525)	(6,912)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	534	534
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,140	950
Increase in inventory	(1,054)	(1,065)
Increase in accounts payable	-	190
Decrease in taxes payable	-	(28)
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,905)	(6,331)

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock Loans from director	554 12,500	- -
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,054	-

NET INCREASE IN CASH	(7,851)	(6,331)

Cash, beginning of period	10,052	6,990

Cash, end of period	$2,201	659

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Notes to the Condensed Financial Statements (Unaudited)

For the six months ended September 30, 2016

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company is engaged in the field of producing images on multiple surfaces using heat transfer technology.

Note 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, the Company has generated limited revenues and has a working capital deficit as of September 30, 2016. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding to fully implement its business-plan. Therefore there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating sustainable profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and finance the implementation of its business plan.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the six months ended September 30, 2016 and September 30, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding.

ADDENTAX GROUP CORP.

Notes to the Condensed Financial Statements (Unaudited)

For the six months ended September 30, 2016

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

Note 4.                   SHAREHOLDER’S EQUITY

The Company has 150,000,000, $0.001 par value shares of common stock authorized.

During April 2016, the Company issued a total of 37,000 common shares for cash contributions of $554.

There were 6,920,000 shares of common stock issued and outstanding as of September 30, 2016.

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

The balance due to Otmane Tajmouati, the Company’s sole officer and director, as of  September 30, 2016 was $20,600. This loan is unsecured, non-interest bearing and due on demand.

Note 6.	COMMITMENTS AND CONTINGENCIES

Lease agreement

The Company has a lease agreement that was signed on December 15, 2014. On February 25, 2016, the Company extended the agreement for one year, and it will expire on February 28, 2017. The Company is renting 30 square meters of office space for $190 per month.

Litigation

We were not subject to any legal proceedings during the three months ended September 30, 2016 and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Note 7.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Target market

We can determine two different directions our product can cover - corporate and private. By corporate, we mean large and small companies, who always care about image and updating company information. Corporate styles of any company are often reflected by printed images on pens, souvenirs, notepads, laptops and others. We are ready to provide image printing on any of the aforesaid products. By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries, any holiday of any scale can become even more memorable with some kind of commemorative image on a glass or metal souvenir, which can be hung on the wall, for example. Addentax Group Corp. is able to offer any type of client the printed product that can meet its special requirements.

We have signed a contract for the sale of goods with Derb il Horra, a small enterprise, which is involved mostly in selling souvenirs not only in Fes, but also in another cities in Morocco.

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

Employees

We are at a development stage and do not have employees, other than our sole officer, Otmane Tajmouati, who will initially perform all work in production and organization of our business.

Offices

Our business office is located at 70, Av Allan Ben Abdellah, Fes, Morocco 30000. Our telephone number is +17026606161.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six months ended September 30, 2016 and September 30, 2015:

Revenue and cost of goods sold

For the three months ended September 30, 2016 and September 30, 2015 the Company generated total revenue of $6,950 and $3,000 from selling printed products to its customer. The cost of goods sold for the three months ended September 30, 2016 and September 30, 2015 was $1,017 and $325, which represents the cost of raw materials.

For the six months ended September 30, 2016 and September 30, 2015 the Company generated total revenue of $9,950 and $3,000. The cost of goods sold for the six months ended September 30, 2016 and September 30, 2015 was $1,531 and $325, which represents the cost of raw materials.

We expect to generate more revenues as we expand our business operations.

Operating expenses

Total operating expenses for the three months ended September 30, 2016 and September 30, 2015 were $6,177 and $4,668. The operating expenses for the three months ended September 30, 2016 included accounting fees of $1,500; bank charges of $400; depreciation expense of $267; regulatory filing fees of $690; legal fees of $2,750; and rent expense of $570. The operating expenses for the six months ended September 30, 2015 included accounting fees of $2,850; bank charges of $141; depreciation expense of $267; legal fees of $0; regulatory filing fees of $840; and rent expense of $570. The increase in the operating expenses was mainly due to the increase in accounting and legal fees because of the change in the timing when the audit and legal services were provided to the company in connection with the SEC filings.

Total operating expenses for the six months ended September 30, 2016 and September 30, 2015 were $29,944 and $9,615. The operating expenses for the six months ended September 30, 2016 included accounting fees of $4,850; bank charges of $670; depreciation expense of $534; regulatory filing fees of $19,520; legal fees of $3,230; and rent expense of $1,140. The operating expenses for the six months ended September 30, 2015 included accounting fees of $4,850; bank charges of $251; depreciation expense of $534; legal fees of $2,000; regulatory filing fees of $840; and rent expense of $1,140. The increase in the operating expenses was mainly due to the increase in accounting and legal fees because of the change in the timing when the audit and legal services were provided to the company in connection with the SEC filings and to the increase in the regulatory filing fees related to issuances of common shares to investors.

Net Income/Loss

The net loss for the three months ended September 30, 2016 and September 30, 2015 was $244 and $1,993.

The net loss for the six months ended September 30, 2016 and September 30, 2015 was $21,525 and $6,912.

Increase in net loss as of September 30, 2016 compare to September 30, 2015 indicate increase in operating expenses of the Company.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2016, the Company had a cash balance of $2,201 ($10,052 as of March 31, 2016). Furthermore, the Company had negative working capital of $16,178 (positive working capital of $4,259 as of March 31, 2016).

During the six months ended September 30, 2016 the Company used $20,905 of cash in operating activities due to net loss of $21,525, the increase in raw material inventory of $1,054, decrease in prepaid rent of $1,140 and depreciation of $534.

During the six months ended September 30, 2016, the Company did not generate or use cash in investing activities.

During the six months ended September 30, 2016, the Company received cash from financing activities of $13,054, due to issuance of a total of 37,000 common shares for cash contribution of $554 and received cash in the amount of $12,500 in the form of loans from our director.

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

Effective March 2, 2015, the Company entered into a Loan Agreement with Otmane Tajmouati, the Company’s sole officer and director. Under the terms of the Loan Agreement, Mr. Tajmouati agreed to loan up to $30,000 to the Company to fund its ongoing expenses and operational needs. The balance of $20,600 that had been loaned to the Company by Mr. Tajmouati as of September 30, 2016 was not advanced under the terms of this loan agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,201 of cash as of September 30, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.       We did not maintain appropriate cash controls – As of September 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.       We did not implement appropriate information technology controls – As at September 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

No unregistered sales of equity securities took place during the three months ended September 30, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Fes, Morocco on October 24, 2016.

ADDENTAX GROUP CORP.

By:	/s/	Otmane Tajmouati
	Name:	Otmane Tajmouati
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)