Form 10-Q
period 2016-12-31
ADDENTAX GROUP CORP.
filed 2017-02-21
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number: 333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Floor 13th, Building 1, Block B, Zhihui Square,

Nanshan District, Shenzhen City, China 518000

(Address of principal executive offices and Zip Code)

+86-755 86961 405

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]     Accelerated filer [  ]

Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of February 21, 2017 there were 6,920,000 shares outstanding of the registrant’s common stock.

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

ADDENTAX GROUP CORP.

Condensed Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$8,333	$-
Assets from discontinued operations	-	12,359
Total Current Assets	8,333	12,359

Assets from discontinued operations - non-current	-	2,281
TOTAL ASSETS	$8,333	$14,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	298	-
Due to related party	-	8,100
Total Current Liabilities	298	8,100

TOTAL LIABILITIES	298	8,100

Stockholders’ Equity
Common stock, par value $0.001; 150,000,000 shares authorized, 6,920,000 and 6,883,000 shares issued and outstanding, respectively	6,920	6,883
Additional paid in capital	41,647	9,210
Accumulated deficit	(40,532)	(9,553)
Total Stockholders’ Equity	8,035	6,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,333	$14,640

The accompanying notes are an integral part of these unaudited financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	5,486	-	5,486	-
Total operating expenses	5,486	-	5,486	-

Net loss from continued operations	(5,486)	-	(5,486)	-

Other income (expense)	-	-	-	-

Net loss before taxes	(5,486)	-	(5,486)	-
Income tax benefit	-	-	-	-
Loss from Continued Operations	(5,486)	-	(5,486)	-

Discontinued operations
Loss from discontinued operations	-	(320)	(21,525)	(7,232)
Loss on disposal of assets	(3,968)	-	(3,968)	-
Loss from Discontinued Operations, Net of Tax Benefits	(3,968)	(320)	(25,493)	(7,232)

Net loss	$(9,454)	$(320)	$(30,979)	$(7,232)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss from continued operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss from discontinued operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	6,920,000	6,009,218	6,919,464	6,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(30,979)	$(7,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	3,968
Changes in operating assets and liabilities:
Prepaid expense	(8,333)	-
Accounts payable and accrued liabilities	298	-

Net Cash Used in continued operations	(35,046)	(7,232)
Net Cash from discontinued operations	10,672	6,777
Net Cash Used in Operating Activities	(24,374)	(455)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	554	455
Loans from related party	23,820	-
Net Cash Provided By Financing Activities	24,374	455

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by related party to contributed capital	$31,920	$-

The accompanying notes are an integral part of these unaudited financial statements.

ADDENTAX GROUP CORP.

Notes to the Condensed Financial Statements

December 31, 2016

(Unaudited)

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company was engaged in the field of producing images on multiple surfaces using heat transfer technology.

On November 21, 2016, our former sole officer and director, who was the holder of an aggregate of 6,000,000 shares of Common Stock of the Company, representing approximately 86.7% of the issued and outstanding shares of Common Stock of the Company, sold all 6,000,000 of his shares of Common Stock. Of this amount 3,800,000 shares of Common Stock were purchased from our current sole officer and director.

The Company is exploring other business opportunities.

Note 2.	GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016, the Company has a loss from operations, an accumulated deficit and has no revenues from continuing operations. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2017.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is March 31. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 1, 2016.

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

Discontinued Operations

The Company follows ASC 205-20, “Discontinued Operations,” to report for disposed or discontinued operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 4.	SHAREHOLDER’S EQUITY

The Company has 150,000,000, $0.001 par value shares of common stock authorized.

During April 2016, the Company issued a total of 37,000 common shares for cash contributions of $554.

There were 6,920,000 shares of common stock issued and outstanding as of December 31, 2016.

Note 5.	RELATED PARTY TRANSACTIONS

The Company will continue to rely on advances from related parties until when it can support its operations through generating revenue, attaining adequate financing through sales of its equity securities or traditional debt financing. There is no formal written commitment by the shareholders to continue to support the company’s operation. The amounts due to shareholders represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. These advances are considered temporary in nature and have not been formalized by promissory notes. This loan is unsecured, non-interest bearing and due on demand.

During the nine months ended December 31, 2016, the Company’s previous sole officer and director, who was also a majority shareholder, advanced to the Company an amount of $23,820. On November 21, 2016, this officer and director resigned all positions with the Company and forgave the $31,920 owing to him, which was recorded as additional paid in capital.

Note 6.	DISCONTINUED OPERATIONS

On November 21, 2016, due to the Changes in Control of Registrant, the Company decided to exit the field of producing images on multiple surfaces using heat transfer technology.

During the nine months ended December 31, 2016, the Company recorded a loss on the disposal of assets of $3,968. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of Addentax for nine months ended December 31, 2016 and 2015 which are included in the loss from discontinued operations:

	Nine Months Ended
	December 31,
	2016	2015

Revenues	$9,950	$5,700
Cost of Goods Sold	(1,531)	(713)
Gross Profit	8,419	4,987

General and administrative expense	(29,410)	(11,713)
Depreciation	(534)	(534)
Loss on disposal of assets	(3,968)	-
Total Expense	(33,912)	(12,247)

Provision for income taxes	-	28
Loss from Discontinued Operations, Net of Tax Benefits	$(25,493)	$(7,232)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the Addentax as of the November 21, 2016.

November 21, 2016
Prepaid expenses	$190
Inventory	2,031
Equipment, net of accumulated depreciation of $1,869	1,047
Website	700
Net assets	3,968
Loss on disposal of assets	$3,968

The following table presents the carrying amounts of the major classes of assets and liabilities associated reported as discontinued operations on our accompanying balance sheets.

	December 31, 2016	March 31, 2016
Assets from discontinued operations
Cash and cash equivalents	$-	$10,052
Prepaid expenses	-	1,330
Inventory	-	977
Equipment, net of accumulated depreciation of $1,869	-	1,581
Website	-	700
Total assets from discontinued operations	-	14,640
Current assets from discontinued operations	-	12,359
Non-current assets from discontinued operations	$-	$2,281

Note 7.	SUBSEQUENT EVENTS

Effective December 28, 2016 the “Company has executed Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. The Company has agreed to issue five hundred million (500,000,000) shares of the Company to Yingxi Industrial Chain Group Co., Ltd. to acquire the shares and assets. Closing is dependent on the completion of due diligence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Addentax Group Corp., unless otherwise indicated.

General Overview

Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014 and established a fiscal year-end of March 31. We were incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine.

On November 21, 2016, our former sole officer and director, who was the holder of an aggregate of 6,000,000 shares of Common Stock of the Company, representing approximately 86.7% of the issued and outstanding shares of Common Stock of the Company, sold all 6,000,000 of his shares of Common Stock. Of this amount 3,800,000 shares of Common Stock were purchased from our current sole officer and director.

The Company ceased our previous operations on the change of control and we are exploring other business opportunities.

Our business office is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China. Our telephone number is +(86) 755 86961 405.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

Results of Operations for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Change
	2016	2015	Amount	%
Revenue	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Operating expenses	5,486	-	5,486	-
Net loss from continued operations	(5,486)	-	(5,486)	-
Net loss from discontinued operations	(3,968)	(320)	(3,648)	1,140%
Net loss	$(9,454)	$(320)	$(9,134)	2,854%

	Nine Months Ended December 31,		Change
	2016	2015	Amount	%
Revenue	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Operating expenses	5,486	-	5,486	-
Net loss from continued operations	(5,486)	-	(5,486)	-
Net loss from discontinued operations	(25,493)	(7,232)	(18,261)	253%
Net loss	$(30,979)	$(7,232)	$(23,747)	328%

Revenue and cost of goods sold

For the three and nine months ended December 31, 2016 and 2015 the Company generated no revenue from continuing operations and cost of goods sold.

Operating expenses

Total operating expenses for the three and nine months ended December 31, 2016 and 2015 were $5,486 and $0, respectively. The general and administrative expenses for the three months ended December 31, 2016 included regulatory filing fees of $1,221, OTC fees of $4,167 and professional fees of $98. The operating expenses for the three and nine months ended December 31, 2015 was reclassed to discontinued operations due to the change in control.

Discontinued Expenses

Pursuant to the change in control, on November 21, 2016, the Company recorded all revenues and expenses for the prior business as discontinued expenses. As a result, the Company recognized the loss on disposal of assets of $3,968 during the three and nine months ended December 31, 2016.

Loss from discontinued operations for the three months ended December 31, 2016 and 2015 was $3,968 and $320, respectively.

Loss from discontinued operations for the nine months ended December 31, 2016 and 2015 was $25,493 and $7,232, respectively. It is primarily attributed to the increase in general and administrative expense of discontinued operations.

Net loss

The net loss for the three months ended December 31, 2016 and 2015 was $9,454 and $320, respectively.

The net loss for the nine months ended December 31, 2016 and 2015 was $30,979 and $7,232, respectively.

Increase in net loss as of December 31, 2016 compare to December 31, 2015 is primarily attributed to the increase in general and administrative expense of discontinued operations.

Liquidity and Capital Resources and Cash Requirements

Working Capital

			Change
	December 31, 2016	March 31, 2016	Amount	%
Cash	$-	-	-	-

Current Assets	$8,333	$12,359	$(4,026)	(33)%
Current Liabilities	298	8,100	(7,802)	(96)%
Working Capital	$8,035	$4,259	$3,776	89%

At December 31, 2016 and March 31, 2016, the Company had a cash balance of $0. The Company had working capital of $8,035 and $4,259, respectively. The working capital increased mainly due to a decrease in due to related party of $8,100. On the change of control the prior management forgave the amounts owing to them and the amount were recorded to additional paid in capital.

Cash Flows

	Nine Months Ended December 31,
	2016	2015	Change
Cash used in Operating Activities	$(24,374)	$(455)	$(23,919)
Cash provided by Financing Activities	$24,374	$455	23,919
Net Increase In Cash During Period	$-	$-	$-

We have not generated positive cash flows from operating activities.

For the nine months ended December 31, 2016 net cash flows used in operating activities consisted of a net loss of $30,979 and was increased by loss on disposal of assets of $3,968 and discontinued operations of $10,672, and reduced by a net decrease in change of operating assets and liabilities of $8,035. For the nine months ended December 31, 2015, net cash flows used in operating consisted of a net loss of $7,232 and a net increase in discontinued operations of $6,777.

During the nine months ended December 31, 2016, the Company did not generate or use cash in investing activities.

During the nine months ended December 31, 2016, the Company received cash from financing activities of $24,374 due to issuance of a total of 37,000 common shares for cash contribution of $554 and received cash in the amount of $23,820 in the form of loans from our previous director. During the nine months ended December 31, 2015, the Company generated $455 cash in financing activities as we issued a total of 16,000 common shares for cash contribution of $455.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions.

Also, refer Note 3 – Summary of Significant Accounting Policies in the unaudited condensed financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 3 to the unaudited condensed consolidated financial statements included herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3. We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three months ended December 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended December 31, 2016.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.
(Registrant)

Dated: February 21, 2017	/s/ Yu Keying
Yu Keying
President, Chief Executive Officer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

