Form 10-K
period 2017-03-31
ADDENTAX GROUP CORP.
filed 2017-07-03
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2017

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-206097

ADDENTAX GROUP CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	3990	35-2521028
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Floor 13th, Building 1, Block B, Zhihui Square,

Nanshan District, Shenzhen City, China 518000

(Address of principal executive offices and Zip Code)

+ (86) 755 86961 405

(Registrant’s telephone number, including area code)

addentax@gmail.com

(Registrant’s email)

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 506,920,000 common shares issued and outstanding as of June 29th, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Our business office is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000. Our telephone number is +(86) 755 86961 405.

General

We have generated limited revenues, have minimal assets and have generated a net loss of $62,170 since inception. We are a development-stage company created for producing images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using 3D sublimation vacuum heat transfer machine. We have recently started our operation. As of today, we have developed our business plan, purchased and set up our first machine, signed a contract for the sale of goods with Derb il Horra dated February 3, 2015. To date we have set up our first heat transfer machine, tested its operation and produced a range of demonstration samples for attraction of potential business partners. We may not be able to provide enough revenue to cover the company’s operating expenses during the next twelve months. Our director will fund our initial administrative expenses using his own funds.

We need funding to purchase and deliver additional heat transfer machines, to cover general running and administrative expenses, business development and marketing, auxiliary materials, expenses connected with company public presentation, payment of salaries and purchase of raw materials. Our business office is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000. Our telephone number is +(86) 755 86961 405.

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

Once our business grows and we are able to expand it to other countries such as Algeria and Tunis, we plan to rent a small office in one of these countries, in a tourist attractive city and use the same business plan that we implemented in Fes, Morocco. We believe that expansion of our printing business to other countries will take approximately two years

3D sublimation vacuum heat transfer machine

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

Marketing

Our officer and director, Hong Zhida and Yu Keying, a director, are responsible for the marketing of the Company. We intend to use marketing strategies, such as the World Wide Web, namely, dissemination of information on social networks such as Facebook, Twitter and other sites with ads, direct mailing, and distribution of flyers in hotels, cafes and restaurants, by handing out flyers in public and tourists’ spots and shopping malls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy that will also be cost effective. We will use many online marketing tools to direct traffic to our website and identify potential customers. As of the date of these financial statements we have registered a domain name for our website www.addentaxgroup.com and have included initial information about the Company and its products. To accomplish this, we plan to contact an independent web designing company. Our website describes our products, shows our contact information, and includes some general information and pictures of our products. We also plan to attend shows and exhibitions in our industry and other related industries, where it would be appropriate to attract new customers and advertise our products. We will also promote our products through word-of-mouth.

Storage and delivery

The product produced by Addentax Group Corp. does not require any storage facilities. It will be produced directly for each order. The number of demonstration samples kept is insignificant and doesn’t require any special premises for storage. We are going to sign a contract with a freight company on a regular basis for delivering our products. We expect that the term of delivery shall not be more than 15 days, which shall include product production and the process of product acceptance by the client. Our machines will be located at our leased premises in Rue du Somalie, Fes 30060, Morocco.

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

Nearly all of Addentax Group Corp.’s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Addentax Group Corp. We are, consequently, at a competitive disadvantage in being able to provide such products and become a successful printing company. Therefore, Addentax Group Corp. may not be able to establish itself within the industry at all.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are at a development stage and do not have employees, other than Hong Zhida, serving as our president, secretary, treasurer and as a director and Yu Keying serving as a director. They will initially perform all works in production and organization of our business.

Business Office

Our business office is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000. Our telephone number is +(86) 755 86961 405.

Production Office

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the trading symbol ATXG. Trading in stocks quoted on the OTC Bulletin Board is often thin and is sometimes characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

We received our trading symbol on September 12, 2016 and were first quoted on September 12, 2016 but no shares were traded until December 12, 2016

The following table sets forth the quarterly high and low bid prices for the common stock from September 30, 2016 to March 31, 2017.

Quarter Ended	High Bid	Low Bid
September 30, 2016	$100.00	$0.01
December 31, 2016	$2.00	$1.05
March 31, 2017	$2.05	$1.30

Number of Holders

506,920,000 shares of common stock were issued and outstanding as of June 21, 2017. They were held by a total of 181 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2017 and March 31, 2016. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

On April 18, 2017 the Company issued a total of 500,000,000 common shares to the following:

Hengtian Group Co., Ltd.: (Beneficial Owner: Ma Huizhu) 215,000,000 restricted common shares.

Hong Zhida*: 30,000,000 restricted common shares.

Hui Lian Group Ltd.: (Beneficial Owner: Ma Huijun) 255,000,000 restricted common shares.

The 500,000,000 common shares were issued pursuant to a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. ATXG agreed to issue five hundred million (500,000,000) shares of ATXG to Yingxi Industrial Chain Group Co., Ltd. to acquire the shares and assets for a cost of US$0.30 per share or a total cost of US$150,000,000.

*Hong Zhida is the President, Secretary, Treasurer and a Director of the Company.

There were 506,920,000 shares of common stock issued and outstanding as of June 28th, 2017.

Purchase of our Equity Securities by Officers and Directors

On December 26, 2014, the Company offered and sold 3,000,000 restricted shares of common stock to our former president and director, Otmane Tajmouati, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933. He is a sophisticated investor and was in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

Changes in Control of Registrant.

On November 21, 2016, Otmane Tajmouati, the holder of an aggregate of 6,000,000 shares of Common Stock of Addentax Group Corp. (the “Company”), representing, as of that date, approximately 86.71% of the issued and outstanding shares of Common Stock of the Company, sold all 6,000,000 of his shares of Common Stock to the purchasers shown in the table below, each of whom beneficially owns greater than 5% of the Company’s issued and outstanding shares of Common Stock (the “Purchasers”), for a total purchase price of $253,200.00.

As a result of the transaction on November 21, 2016 (the “Closing Date”), the Purchasers collectively owned Common Stock representing approximately 86.71% of the issued and outstanding shares of Common Stock as of that date. The purchase of common stock by the Purchasers was financed with the personal savings of the Purchasers.

The following table sets forth, as of December 28, 2016, certain information regarding the beneficial ownership of the shares of Common Stock by: (i) each person who, to the Company’s knowledge, beneficially owned 5% or more of the shares of Common Stock and (ii) each of the Company’s directors and “named executive officers.” As of December 28, 2016, there were 6,920,000 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner and nature of beneficial ownership	Amount		Percent of class

	Officers and Directors

Common	Otmane Tajmouati, Departing CEO and Departing Director	0	*	*0%

Common	Yu Keying Number 4, Second Lane, East Zone, Xinsancun, Buji Street, Longgang District, Shenzhen City, Guangdong Province CEO, President, Secretary, Treasurer, CFO, Director, Chairman	3,800,000		54.91%

	Total Officers and Directors	3,800,000		54.91%

Common	22 Individual Shareholders (1)	2,200,000		31.80%

	Total Other Shares	2,200,000		31.80%

*	Otmane Tajmouati sold all of his 6,000,000 shares of the Company’s Common Stock, effective November 21, 2016, and now owns 0%.

(1)	The remaining 2,200,000 of Otmane Tajmouati’s shares of the Company’s Common Stock were sold to Twenty-Two (22) individual shareholders, each of whom beneficially owned less than 5% of the total issued and outstanding shares of Common Stock as of November 28, 2016.

The above table reflects share ownership as of December 28, 2016, and after giving effect to the transactions that took place on the Closing Date. Each share of Common Stock has one vote per share on all matters submitted to a vote of our shareholders. We have no preferred stock issued and outstanding.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the year ended March 31, 2017 and 2016:

	Year Ended March 31,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	27,123	-	27,123	-
Net loss from continued operations	(27,123)	-	(27,123)	-
Net loss from discontinued operations	(25,494)	(9,714)	(15,780)	162%
Net loss	$(52,617)	$(9,714)	$(42,903)	442%

Revenue and cost of goods sold

For the year ended March 31, 2017 and 2016, the Company generated no revenue from continuing operations.

Operating expenses

Total operating expenses for the year ended March 31, 2017 and 2016 were $27,123 and $0 respectively. The operating expenses included professional fees of $16,568, regulatory filings of $3,888, and OTC Market fee of $6,667 for the year ended March 31, 2017. The operating expenses for the year ended March 31, 2016 was reclassed to discontinued operations due to the change in control.

Discontinued Expenses

Pursuant to the change in control, on November 21, 2016, the Company recorded all revenues and expenses for the prior business as discontinued expenses. As a result, the Company recognized the loss on disposal of assets of $3,968 during the year ended March 31, 2017.

Loss from discontinued operations for the year ended March 31, 2017 and 2016 was $25,494 and $9,714, respectively. It is primarily attributed to the increase in general and administrative expense of discontinued operations.

Net Loss

The net loss for the year ended March 31, 2017 and 2016 was $52,617 and $9,714, respectively.

Liquidity and Capital Resources and Cash Requirements

Working Capital

			Change
	March 31,2017	March 31, 2016	Amount	%
Cash	$-	-	-	-

Current Assets	$7,915	$12,359	$(4,444)	(36)%
Current Liabilities	21,518	8,100	13,418	166%
Working Capital (Deficiency)	$(13,603)	$4,259	$(17,862)	(419)%

At March 31, 2017 and 2016, the Company had a cash balance of $0. At March 31, 2017 and 2016, the Company had working capital deficiency of $13,603 and working capital of $4,259, respectively. The working capital decreased mainly due to an increase in due to related party of $11,222. On the change of control the prior management forgave the amounts owing to them and the amount were recorded to additional paid in capital.

Cash Flows

	Year Ended March 31,
	2017	2016	Change
Cash used in Operating Activities	$(43,696)	$(13,093)	$(30,603)
Cash provided by Financing Activities	$43,696	$13,093	30,603
Net Increase In Cash During Year	$-	$-	$-

For the year ended March 31, 2017, net cash flows used in operating activities consisted of a net loss of $52,617 and was decreased by adjustments for loss on disposal of assets of $3,968 and discontinued operations of $21,526, and increased by a net decrease in change of operating assets and liabilities of $5,719. For the year ended March 31, 2016, net cash flows used in operating consisted of a net loss of $9,714 and decreased by adjustments for net loss in discontinued operations of $9,714.

During the year ended March 31, 2017 and 2016, the Company did not generate or use cash in investing activities.

During the year ended March 31, 2017 and 2016, the Company received cash from financing activities of $43,696 due to issuance of a total of 37,000 common shares for cash contribution of $554 and received cash in the amount of $43,142 in the form of loans from a shareholder. During the year ended March 31, 2016, the Company generated $13,093 cash in financing activities as we issued a total of 883,000 common shares for cash contribution of $13,093.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of March 31, 2017, we had no material commitments.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2017 of $62,170, a net loss for the year ended March 31, 2017 of $52,617 and net cash used in operating activities for the year ended March 31, 2017 of $43,696. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The audited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The independent auditors’ audit report accompanying our financial statements contained in this annual report, have an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the year ended March 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Addentax Group Corp. (“the Company”)

We have audited the accompanying balance sheets of Addentax Group Corp. (incorporated in the State of Nevada, USA), as at March 31, 2017 and 2016, and the related statements of operations, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addentax Group Corp. as at March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has the accumulated deficits as of March 31, 2017 and 2016 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anthony Kam & Associates Limited
Hong Kong, China	Certified Public Accountants
June 29, 2017

ADDENTAX GROUP CORP.

Balance Sheets

	March 31, 2017	March 31, 2016

ASSETS
Current Assets
Prepaid expenses	$7,915	-
Assets from discontinued operations	$-	$12,359
Total Current Assets	7,915	12,359

Assets from discontinued operations - non current	-	2,281
TOTAL ASSETS	$7,915	$14,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	2,196	-
Due to related party	19,322	8,100
Total Current Liabilities	21,518	8,100
TOTAL LIABILITIES	21,518	8,100

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 150,000,000 shares authorized, 6,920,000 and 6,883,000 shares issued and outstanding respectively	6,920	6,883
Additional paid in capital	41,647	9,210
Accumulated deficit	(62,170)	(9,553)
Total Stockholders’ Equity (Deficit)	(13,603)	6,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,915	$14,640

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statements of Operations

	For the Year Ended
	March 31,
	2017	2016
Operating Expenses
General and administration	27,123	-
Total operating expenses	27,123	-

Net loss from continuing operations	(27,123)	-

Other income/(expense)	-	-

Net loss before taxes	(27,123)	-
Income tax benefit	-	-
Loss from Continuing Operations	(27,123)	-

Discontinued operations
Loss from discontinued operations	(21,526)	(9,714)
Loss on disposal of assets	(3,968)	-
Loss from Discontinued Operations, Net of Tax Benefits	(25,494)	(9,714)

Net loss	$(52,617)	$(9,714)
Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)
Net loss from continuing operations	$(0.00)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding	6,919,696	6,070,626

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2015	6,000,000	$6,000	$(3,000)	$161	$3,161

Common shares issued for cash	883,000	883	12,210	-	13,093
Net loss for the year	-	-	-	(9,714)	(9,714)
Balance, March 31, 2016	6,883,000	6,883	9,210	(9,553)	6,540

Related party debt forgiven	-	-	31,920	-	31,920
Common shares issued for cash	37,000	37	517	-	554
Net loss	-	-	-	(52,617)	(52,617)
Balance, March 31, 2017	6,920,000	$6,920	$41,647	$(62,170)	$(13,603)

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Statements of Cash Flows

	For the Year Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(52,617)	$(9,714)
Adjustments for net loss from discontinued operations	25,494	9,714
Net loss from continuing operations	(27,123)	-
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(7,915)	-
(Decrease) / Increase in accounts payable and liabilities	2,196	-
Net cash used in continuing operations	(32,842)	-
Net cash used in discontinued operations	(10,854)	(13,093)
Net Cash Used in Operating Activities	(43,696)	(13,093)

Cash Flows from Financing Activities:
Issuance of shares	554	13,093
Loans from shareholder, net	43,142	-
Net Cash Provided by Financing Activities	43,696	13,093

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of year	-	-
Cash and Cash Equivalents, end of year	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by related party to contributed capital	$31,920	$-

The accompanying notes are an integral part of these financial statements.

ADDENTAX GROUP CORP.

Notes to the Financial Statements

March 31, 2017 and 2016

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

The Company is working on a field of producing images on a multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using three-dimensional (3D) sublimation vacuum heat transfer machine. The 3D sublimation vacuum heat transfer machine does not require technical skills for product production. A set of printing machines includes the machine itself and all raw materials for setting up and testing, and raw materials for production process. Materials for images can be varied, such as ceramics, glass, crockery, metal, clothing, caps, bags, leather products and other products. The Company’s products are intended for individuals, business owners associated with the sale of souvenirs, and business owners intending to order souvenirs in the corporate style. The Company also intends to conclude a contract of carriage with local shipping companies for delivery of its goods to cities, such as Meknes, Rabat, Kenitra and across the world.

Note 2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has a loss from operations, an accumulated deficit and has no revenues from continuing operations. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2018.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s fiscal year end is March 31.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the year ended March 31, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Discontinued Operations

The Company follows ASC 205-20, “Discontinued Operations,” to report for disposed or discontinued operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and we do not believe any of these will have a material impact on the Company.

Note 4.	SHAREHOLDER’S EQUITY

On December 28, 2016, The Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of common stock, $0.001 par value from 150,000,000 to 1,000,000,000.

On July 12, 2016, the Company approved a 1 for 2 forward stock split of the Company’s issued and outstanding common stock. All relevant information relating to numbers of shares and per share information have been retroactively adjusted to reflect the reverse stock split for all periods presented.

During the year ended March 31, 2017, the Company issued 37,000 shares of common stock for $554.

During the year ended March 31, 2016, the Company issued 883,000 shares of common stock for $13,245, with net proceeds of $13,093 after bank charges applied against issuance proceeds.

As at March 31, 2017 and 2016, the Company had 6,920,000 and 6,883,000 shares of common stock issued and outstanding, respectively.

Note 5.	RELATED PARTY TRANSACTIONS

The Company will continue to rely on advances from related parties until when it can support its operations through generating revenue, attaining adequate financing through sales of its equity securities or traditional debt financing. There is no formal written commitment by the shareholders to continue to support the company’s operation. The amounts due to the related party represents advances or amounts paid on behalf of the Company in satisfaction of liabilities. These advances are considered temporary in nature and have not been formalized by promissory notes. This loan is unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2017, the Company’s officer and director advanced $19,322 for the payment of operating expenses.

The Company’s previous sole officer and director, who was also a majority shareholder, advanced to the Company an amount of $23,820. On November 21, 2016, this officer and director resigned all positions with the Company and forgave the $31,920 owing to him, which was recorded as additional paid in capital.

As at March 31, 2017 and 2016, the Company owed a related party $19,322 and $8,100, respectively.

Note 6.	DISCONTINUED OPERATIONS

On November 21, 2016, due to the Changes in Control of Registrant, the Company decided to exit the field of producing images on multiple surfaces using heat transfer technology.

For the year ended March 31, 2017, the Company recorded a loss on the disposal of assets of $3,968. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of Addentax for the years ended March 31, 2017 and 2016 which are included in the loss from discontinued operations:

	Year Ended
	March 31,
	2017	2016
Revenues	$9,950	$5,700
Cost of Goods Sold	(1,532)	(713)
Gross Profit	8,418	4,987

General and administrative expense	(29,410)	(13,661)
Depreciation	(534)	(1,068)
Loss on disposal of assets	(3,968)	-
Total Expense	(33,912)	(14,729)

Provision for income taxes	-	28
Loss from Discontinued Operations, Net of Tax Benefits	$(25,494)	$(9,714)

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

	March 31, 2017	March 31, 2016
Assets from discontinued operations:
Cash and cash equivalents	$-	$10,052
Prepaid expenses	-	1,330
Inventory	-	977
Equipment, net of accumulated depreciation of $1,869	-	1,581
Website	-	700
Total assets from discontinued operations	-	14,640
Current assets from discontinued operations	-	12,359
Non-current assets from discontinued operations	$-	$2,281

Note 7.	INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $62,170 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	Year ended March 31
	2017	2016

Federal Income Tax benefits (expenses) attributable to Current Operation	$7,893	$1,461
Tax Refund	-	(28)
Valuation Allowance	(7,893)	(1,433)
Net Provision for Federal Income Taxes	$-	$-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2017	March 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$9,326	$1,433
Valuation Allowance	(9,326)	(1,433)
Net deferred tax asset	$-	$-

Note 8.	SUBSEQUENT EVENTS

On April 18, 2017 the Company issued a total of 500,000,000 common shares to the following:

Hengtian Group Co., Ltd.: (Beneficial Owner: Ma Huizhu) 215,000,000 restricted common shares.

Hong Zhida*: 30,000,000 restricted common shares.

Hui Lian Group Ltd.: (Beneficial Owner: Ma Huijun) 255,000,000 restricted common shares.

The 500,000,000 common shares were issued pursuant to a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. ATXG agreed to issue five hundred million (500,000,000) shares of ATXG to Yingxi Industrial Chain Group Co., Ltd. to acquire the shares and assets for a cost of US$0.30 per share or a total cost of US$150,000,000.

*Hong Zhida is the President, Secretary, Treasurer and a Director of the Company.

There were 506,920,000 shares of common stock issued and outstanding as of June 28th, 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

Previous independent registered public accounting firm

(i) On February 18, 2017 our company dismissed its independent registered public accounting firm, Pritchett Siler & Hardy, PC (“PSH”).

(ii) The report of PSH on the financial statements of our company for the fiscal year ended March 31, 2016 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification on our company’s financial statements for the fiscal years ended March 31, 2016 and 2015.

(iii) The decision to change our independent registered public accounting firm was recommended and approved by our company’s board of directors.

(iv) During our company’s most recent fiscal year, the subsequent interim periods thereto, and through February 18, 2017, the date of dismissal, (a) there were no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PSH, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(v) On February 21, 2017 our company provided PSH with a copy of this Current Report and has requested that it furnish our company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K.

New independent registered public accounting firm

On February 18, 2017, our board of directors approved the engagement of Anthony Kam & Associates Ltd. (“AKAM”) as our new independent registered public accounting firm to audit and review our company’s financial statements. During our two most recent fiscal years, the subsequent interim periods thereto, and through February 18, 2017, the engagement date of AKAM, neither our company, nor someone on its behalf, has consulted AKAM regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our company’s financial statements, and either a written report was provided to our company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of March 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3. We did not implement appropriate information technology controls – As at March 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and director are as follows:

Name & Address	Age	Title	Date of Position
Hong, Zhida Floor 13th, Bldg 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000	27	President, Treasurer, Secretary and Director	March 10, 2017

Yu, Keying No. 4, 2nd Lane, East Zone, Xinsancun, Buji St., Longgang District, Shenzhen City, Guangdong, China	68	Director	March 10, 2017

Hong Zhida, Secretary, Treasurer

Mr. Hong Zhida received his Bachelor’s Degree in Electronic Information Science and Technology from Sun Yat-sen University in July 2013. From June 2014 to Present, he served as the Director of China Huiying Joint Supply Chain Group Co.Ltd. He was responsible for assisting the company’s chairman to plan development strategy. From September 2013 to May 2014, he served as Head of Membership Department of the Guangzhou Haifeng Chamber of Commerce. In that position he was responsible for the membership management of the institution.

Yu Keying, Director

From July 1986 to present, Mr. Yu has worked in Shenzhen Mailang Garments Co. Ltd as Manager. Shenzhen Mailang Garments Co. Ltd is an enterprise responsible for developing, producing and selling garments of two main leisure men’s brands called Mylooo and Tannoy covering T-shirts, sweaters, windbreaker and other product lines. There are numbers of sales outlets in Guangzhou, Beijing, Shanghai, Hong Kong, Taiwan and other overseas market. Mr Yu has been responsible for company operations related to product development and sales management.

Mr. Hong devotes 75% of his time each week for planning and organizing activities of Addentax Group Corp.

Mr. Yu devotes 75% of his time each week for planning and organizing activities of Addentax Group Corp.

During the past ten years, neither Mr. Hong nor Mr. Yu have been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Hong or Mr. Yu was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Hong’s or Mr. Yu’s involvement in any type of business, securities or banking activities.

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

SIGNIFICANT EMPLOYEES

We have no employees other than Hong Zhida, serving as our president, secretary, treasurer and as a director and Yu Keying serving as a director. They will initially perform all works in production and organization of our business. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on October 28, 2014 until March 31, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Otmane Tajmouat, Former President, Secretary and Treasurer	Oct. 28, 2014 to Mar. 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hong Zhida President, Secretary and Treasurer	Mar. 10, 2017 to Mar. 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yu Keying Director	Mar. 10, 2017 to Mar. 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officers.

Mr. Hong currently devotes approximately 75% per week of his time to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives significant revenues necessary to provide management salaries. At this time, we cannot accurately estimate when significant revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 28th, 2017 concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent
Common Stock	Hengtian Group Co. Ltd. Beneficial Owner: Ma Huizhu Address: Second Floor, The Quadrant, Manglier Street, Vicoria Mahe Seychelles	119,898,692 shares of common stock (Indirect)	23.65%
Common Stock	Hui Lian Group Ltd. Beneficial Owner: Ma Huijun Address: Second Floor, The Quadrant, Manglier Street, Vicoria Mahe Seychelles	167,719,300 shares of common stock (Indirect)	33.09%
Common Stock	Hong Zhida Address: No. 25, Shunjing St., Pingdi Longgang District Shenzhen City China	30,159,000	5.95%
Common Stock	Yu Keying Address: No. 4, 2nd Lane, East Zone Xinsancun, Buji Street, Longgang, Shenzhen Guangdong China	3,800,000	0.74%
Common Stock	Zeng Shufang Address:No.2, Second Lane, Rentian Village Fuyong Town, Baoan District, Guangdong Province China	42,000,000	8.29%
Officers and Directors as a Group		33,959,000	6.70%

The percent of class is based on 506,920,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2017, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2017, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2017 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on July 3rd, 2017.

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

