Form 10-Q
period 2017-06-30
ADDENTAX GROUP CORP.
filed 2017-08-29
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 25, 2017 there were 6,920,000 shares outstanding of the registrant’s common stock, par value US$0.001.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

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

ADDENTAX GROUP CORP.

Condensed Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$5,831	$7,915
Total Current Assets	5,831	7,915

TOTAL ASSETS	$5,831	$7,915

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	395	2,196
Due to related party	43,987	19,322
Total Current Liabilities	44,382	21,518

TOTAL LIABILITIES	44,382	21,518

Stockholders’ Deficit
Common stock, par value $0.001; 1,000,000,000 shares authorized, 506,920,000 and 6,920,000 shares issued, respectively	506,920	6,920
Additional paid in capital	41,647	41,647
Treasury stock at cost, 500,000,000 and 0 shares, respectively	(500,000)	-
Accumulated deficit	(87,118)	(62,170)
Total Stockholders’ Deficit	(38,551)	(13,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,831	$7,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administration	24,948	-
Total operating expenses	24,948	-

Net loss from continued operations	(24,948)	-

Other income (expense)	-	-

Net loss before taxes	(24,948)	-
Income tax benefit	-	-
Loss from Continuing Operations	(24,948)	-

Discontinued operations
Loss from discontinued operations	-	(21,281)
Loss from Discontinued Operations, Net of Tax Benefits	-	(21,281)

Net loss	$(24,948)	$(21,281)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)
Net loss from continuing operations	$(0.00)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	6,920,000	6,919,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADDENTAX GROUP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(24,948)	$(21,281)
Adjustments for net loss from discontinued operations	-	21,281
Net loss from continuing operations	(24,948)	-
Changes in operating assets and liabilities:
Prepaid expense	2,084	-
Accounts payable and accrued liabilities	(1,801)	-
Net cash used in continued operations	(24,665)	-
Net cash used in discontinued operations	-	(7,430)
Net Cash Used in Operating Activities	(24,665)	(7,430)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	555
Shareholder loans, net	24,665	12,500
Net Cash Provided By Financing Activities	24,665	13,055

Net Increase in Cash and Cash Equivalents	-	5,625
Cash and Cash Equivalents, beginning of period	-	10,052
Cash and Cash Equivalents, end of period	$-	$15,677

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADDENTAX GROUP CORP.

Notes to the Condensed Financial Statements

June 30, 2017

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

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has a loss from operations, an accumulated deficit and has no revenues from continuing operations. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended March 31, 2018.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is March 31. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on July 3, 2017.

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

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

There were 6,920,000 shares of common stock outstanding as of March 31, 2017.

There were 500,000,000 shares of common stock issued and held as treasury stock as of June 30, 2017. Please refer to Note 7 for details.

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

During the three months ended June 30, 2017, the Company’s officer and director advanced $24,665 for the payment of operating expenses.

As at June 30, 2017 and March 31, 2017, the Company owed a related party $43,987 and $19,322, respectively.

Note 6.	DISCONTINUED OPERATIONS

On November 21, 2016, due to the Changes in Control of Registrant, the Company decided to exit the field of producing images on multiple surfaces using heat transfer technology.

The following table shows the results of operations of Addentax for three months ended June 30, 2016 which are included in the loss from discontinued operations:

Three months ended
June 30, 2016
Revenues	$3,000
Cost of Goods Sold	514
Gross Profit	2,486

General and administrative expense	23,767
Total Expense	23,767

Provision for income taxes	-
Loss from Discontinued Operations, Net of Tax Benefits	$(21,281)

Note 7.	SUBSEQUENT EVENTS

Effective December 28, 2016, the Company has executed a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. The Company has agreed to issue five hundred million (500,000,000) shares of the Company to the owner of Yingxi Industrial Chain Group Co., Ltd. to acquire the shares and assets. The aforesaid acquisition will be finalized in September, 2017.

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

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	24,948	-	24,948	-
Net loss from continued operations	(24,948)	-	(24,948)	-
Net loss from discontinued operations	-	(21,281)	21,281	(100%)
Net loss	$(24,948)	$(21,281)	$(3,667)	17%

Revenue and cost of goods sold

For the three months ended June 30, 2017 and 2016, the Company generated no revenue from continuing operations.

Operating expenses

Total operating expenses for the three months ended June 30, 2017 and 2016 were $24,948 and $0 respectively. The operating expenses included professional fees of $22,414, OTC Market fee of $2,500 and bank charge of $34 for the three months ended June 30, 2017. The operating expenses for the three months ended June 30, 2016 was reclassified to discontinued operations due to the change in control.

Discontinued Expenses

Pursuant to the change in control, on November 21, 2016, the Company recorded all revenues and expenses for the prior business as discontinued expenses.

Loss from discontinued operations for the three months ended June 30, 2017 and 2016 was $0 and $21,281, respectively.

Net Loss

The net loss for the three months ended June 30, 2017 and 2016 was $24,948 and $21,281, respectively.

Liquidity and Capital Resources and Cash Requirements

Working Capital

	June 30,	March 31,	Change
	2017	2017	Amount	%
Cash	$-	-	-	-
Current Assets	$5,831	$7,915	$(2,084)	(26%)
Current Liabilities	44,382	21,518	22,864	106%
Working Capital Deficiency	$(38,551)	$(13,603)	$24,948	183%

At June 30, 2017 and March 31, 2017, the Company had a cash balance of $0. At June 30, 2017 and March 31, 2017, the Company had working capital deficiency of $38,551 and $13,603, respectively. The working capital deficiency increased mainly due to an increase in due to related party of $24,665.

Cash Flows

	Three months ended June 30,
	2017	2016	Change
Cash used in Operating Activities	$(24,665)	$(7,430)	$(17,235)
Cash provided by Financing Activities	$24,665	$13,055	11,610
Net Increase In Cash During Period	$-	$5,625	$(5,625)

Cash Flow from Operating Activities

For the three months ended June 30, 2017, net cash flows used in operating activities consisted of a net loss of $24,948 and a net increase in change of operating assets and liabilities of $283. For the three months ended June 30, 2016, net cash flows used in operating consisted of a net loss of $21,281 and decreased by adjustments for net loss in discontinued operations of $7,430.

Cash Flow from Investing Activities

During the three months ended June 30, 2017 and 2016, the Company did not generate or use cash in investing activities.

Cash Flow from Financing Activities

During the three months ended June 30, 2017, the Company received $24,665 from loans from a shareholder. During the three months ended June 30, 2016, the Company received $555 for the issuance of common shares and $12,500 from loans from a shareholder.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide any tabular disclosure obligations.

Going Concern

As of June 30, 2017, our company had an accumulated deficit of $87,118 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of June 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3. We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three months ended June 30, 2017

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended June 30, 2017.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.
(Registrant)

Dated: August 29, 2017	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

