Form 10-Q
period 2017-09-30
ADDENTAX GROUP CORP.
filed 2017-11-20
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-206097

ADDENTAX GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Floor 13th, Building 1, Block B, Zhihui Square Nanshan District, Shenzhen City, China 518000	51800
(Address of principal executive offices)	(Zip Code)

+(86) 755 86961 405
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]	YES	[X]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]	YES	[ ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 506,920,000 common shares, par value $0.001, issued and outstanding as of November 20, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index to the interim Unaudited Condensed Consolidated Financial Statements

ADDENTAX GROUP CORP.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$378,557	$176,929
Accounts receivable	4,476,085	4,709,476
Note receivable	1,613,812	1,057,437
Due from related parties	74,922	130,001
Inventory	530,799	602,123
Prepaid expenses	983,780	318,938
Other current assets	200,942	48,483
Total Current Assets	8,258,897	7,043,387

Property and equipment, net	632,896	663,359
TOTAL ASSETS	$8,891,793	$7,706,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	2,447,418	2,133,683
Loan payable	4,284,572	1,627,228
Deferred revenue	492,553	290,099
Due to related parties	2,613,458	2,878,924
Tax payable	17,372	4,630
Other current liabilities	56,269	104,065
Total Current Liabilities	9,911,642	7,038,629

TOTAL LIABILITIES	9,911,642	7,038,629

Stockholders’ Deficit
Preferred stock: 100,000,000 authorized; $0.0001 par value 0 and 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 506,920,000 shares issued and outstanding	506,920	506,920
Capital deficiency	(1,554,441)	(32,421)
Accumulated other comprehensive loss	(160,350)	(114,073)
Retained earnings	188,022	307,691
Total Stockholders’ Deficit	(1,019,849)	668,117

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,891,793	$7,706,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADDENTAX GROUP CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$3,729,840	2,433,559	$8,046,794	$5,927,072
Cost of revenue	3,366,742	2,047,859	7,403,721	5,083,084
Gross Profit	363,098	385,700	643,073	843,988

Operating Expenses
General and administration	374,505	401,552	755,548	789,188
Total operating expenses	374,505	401,552	755,548	789,188

Operating Income (Loss)	(11,407)	(15,852)	(112,475)	54,800

Other Income (Expense)
Other income	81	7,640	669	12,586
Other expense	(41)	(213)	(1,735)	(689)
Total other income (expense)	40	7,427	(1,066)	11,897

Net loss before taxes	(11,367)	(8,425)	(113,541)	66,697
Income tax	(3,912)	(5,081)	(6,128)	(15,326)
Loss from Continuing Operations	(15,279)	(13,506)	(119,669)	51,371

Net income (loss)	$(15,279)	(13,506)	$(119,669)	$51,371

Other comprehensive income (loss)	(16,175)	(11,122)	(46,160)	(73,411)
Comprehensive Loss	(31,454)	(24,628)	(165,829)	(22,040)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	506,920,000	506,920,000	506,920,000	506,920,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADDENTAX GROUP CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(119,669)	$51,371
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	56,797	49,719
Changes in operating assets and liabilities:
Accounts receivable	398,010	(119,031)
Inventory	92,289	(189,515)
Prepaid expenses	(646,507)	3,554
Other receivable	(150,455)	237,450
Accounts payable	231,203	(36,326)
Deferred revenue	191,881	310,445
Tax payable	12,554	18,270
Other payable	(51,348)	(18,559)
Net cash provided by operating activities	14,755	307,378

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	(1,500,000)	-
Purchase of property and equipment	(3,142)	(101,255)
Note receivable	(854,795)	(621,926)
Collection of note receivable	336,597	-
Loan to related parties	189,283	-
Collection of loan to related parties	(29,940)	618,557
Net cash used in investing activities	(1,861,997)	(104,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from borrowings	4,275,000	-
Repayment of loans	(1,680,000)	-
Loans from related parties, net	150	56,196
Repayment of loans from related parties	(549,380)	-
Net cash provided by financing activities	2,045,770	56,196

Effects on changes in foreign exchange rate	3,116	(5,116)

Net increase in cash and cash equivalents	201,644	253,834
Cash and cash equivalents - beginning of period	176,913	158,558
Cash and cash equivalents - end of period	$378,557	$412,392

Supplemental Cash Flow Disclosures
Cash paid for interest and income tax	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ADDENTAX GROUP CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Addentax Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in Nevada on October 28, 2014, and the Company was engaged in the field of producing images on multiple surfaces using heat transfer technology.

During the reporting period, the Company was mainly engaged in textile and garment manufacturing and providing logistics services to its customers. The Company also provides business consultancy to their customers in assisting them to identify weaknesses in their operation in order to optimize their efficiency. The Company also assists their customers in improving their supply chain management which involves the movement and storage of raw materials, of work in progress inventory, and of finished goods from point of origin to point of consumption.

Share Exchange and Reorganization

As of the Effective Date and pursuant to a Securities Purchase Agreement dated September 25, 2017, the Company and Yingxi Industrial Chain Group Co., Ltd.(“Yingxi”), have determined that all conditions necessary to close the Share Exchange Agreement have been satisfied and therefore as of the date hereof, the Share Exchange Agreement was closed and as such Yingxi has become a wholly-owned subsidiary of the Company. As per the Share Exchange Agreement, the Company acquired 250,000,000 shares of Yingxi, representing 100% of the issued and outstanding equity of Yingxi, from the Yingxi shareholders and in exchange the Company issued to Yingxi an aggregate of 500,000,000 shares of common stock.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by Yingxi, and resulted in a recapitalization with Yingxi being the accounting acquirer and Addentax Group Corp. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Yingxi and have been prepared to give retroactive effect to the reverse acquisition completed on September 25, 2017, and represent the operations of Yingxi. The consolidated financial statements after the acquisition date, September 25, 2017 include the balance sheets of both companies at historical cost, the historical results of Yingxi and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

NOTE 2 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the 6 months ended September 30, 2017, the Company has suffered a loss from operations of $119,669. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended March 31, 2018.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Consolidation

These consolidated financial statements include the accounts of Yingxi Industrial Chain Group Co., Ltd and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Principal of subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities
Shares held directly
Yingxi Industrial Chain Group Co., Ltd (“Yingxi”)	Seychelles	100%	Investment holdings
Shares held indirectly
Yingxi Industrial Chain Investment Co., Ltd (“YICI”)	Hong Kong China	100%	Investment holdings
Dongguan Heng Sheng Wei Garments Co., Ltd (“DHSW”)	China	100%	Garment manufacturing and business consultancy
Qianhai Yingxi Textile and Garments Co., Ltd (“QYTG”)	China	100%	Investment holdings
Shantou Chenghai Dai Tou Garments Co., Ltd (“SCDT”)	China	100%	Garment manufacturing
Shenzhen Hua Peng Fa Logistics Co., Ltd (“SHPF”)	China	100%	Logistics and business consultancy
Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd (“SQYI”)	China	100%	Investment holdings
Shenzhen Xin Kuai Jie Transport Co., Ltd (“SXKJ”)	China	100%	Logistics

Use of Estimates

The preparation of the consolidated financial statements is in conformity with the GAAP that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollars (“USD”). The functional currency of the Company and its subsidiaries is Chinese Yuan Renminbi (“RMB”). All transactions initiated in RMB are translated into USD in accordance with ASC 830, “Foreign Currency Matters,”as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30, 2017	March 31, 2017	September 30, 2016

Spot CNY: USD exchange rate	$0.1503	$0.1452	$0.15
Average CNY: USD exchange rate	$0.1458 - 0.1500	$0.1487	$0.1500 - 0.1531
Spot HKD: USD exchange rate	$0.1289	$0.1289	$0.1289
Average HKD: USD exchange rate	$0.1289	$0.1289	$0.1289

Accounts Receivable

The Company’s accounts receivable consists of trade receivables from customers. The Company maintains an allowance for doubtful accounts based on the Company’s assessment of collectability of the customer receivable. The Company analyzes past history with a customer, customer credit, collection history, and financial condition when evaluating the collectability of customer accounts. Uncollectible accounts are charged off to the allowance when it is deemed probable that the receivable will not be recovered.

	September 30, 2017	March 31, 2017

Within 1 year	$2,132,179	$2,335,027
1 - 2 year	2,343,906	2,372,796
2 - 3 year		1,653
	$4,476,085	$4,709,476

For the concentration risk disclosure, please refer to Note 10.

Financial Instruments

The Company’s consolidated financial instruments consist primarily of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable and accrued expenses and other payables. The carrying amounts of such financial instruments approximate their respective estimated fair value due to their short-term maturities.

Concentrations of Credit Risks

The Company’s exposure to concentrations of credit risk primarily related to its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Inventory

Inventory is stated at the lower of cost (weighted average) or net realizable value. The Company’s inventory is constantly monitored for obsolescence. This is based on the management’s estimates and they have taken into considerations factors such as turnover, technical obsolescence, right of return status to suppliers and price protection offered by suppliers. These estimates are necessarily subject to a degree of measurement uncertainty. Reserves for slow-moving and obsolete inventory at September 30, 2017 were $0 and at March 31, 2017were $0.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions see Note 9.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use.

The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset’s cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Depreciation of plant and equipment, is recorded on the straight-line method over estimated useful lives, generally as follows:

Years
Production equipment	5 - 10
Vehicles	3 - 15
Office equipment	5 - 10

Impairment of long-lived assets

We evaluate carrying value of long-lived assets whenever events or changes in circumstances would indicate that it is more likely than not their carrying values may exceed their realizable values, and records impairment charges when considered necessary.

When circumstances indicate that impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amount. In estimating these future cash flows, assets and liabilities are grouped at a lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair values are determined based on discounted cash flows, quoted market values or external appraisals as applicable.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Deferred Revenue

Deferred revenue are services billed to customers for which the services have not been fully performed. As of September 30, 2017 and March 31, 2017, deferred revenue were $492,553 and $290,099, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions

The Company follows guidance issued by the FASB regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

The Company records income tax related interest and penalties as a component of the provision for income tax expense. As of September 30, 2017 and March 31, 2017, the Company determined there were no uncertain tax provisions.

Earnings (Loss) Per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying consolidated statements of operations and comprehensive loss, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company had no potentially dilutive securities, such as convertible debt, options or warrants, issued and outstanding during the six months ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our consolidated financial statements.

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update and introduced a 5-step approach which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4 – INVENTORY

Inventory at September 30, 2017 and March 31, 2017consist of the following:

	September 30, 2017	March 31, 2017

Raw material	$166,240	$300,662
Work in progress	94,267	40,340
Finished goods	270,292	261,121
	$530,799	$602,123

NOTE 5 – NOTES RECEIVABLE

Note receivable at September 30, 2017 and March 31, 2017amounted to $1,613,812 and $1,057,437, respectively.

The amounts are interest free, unsecured and have no fixed terms of repayment. As at September 30, 2017 and March 31, 2017, there were no interest due and outstanding and no provision had been made for non-repayment of the loan or interest.

Notes receivables consisted mainly of interest-free loan due from unrelated third parties, social insurance and housing provident fund, and input Value Added Tax to be credited.

	September 30, 2017	March 31, 2017

Interest-free loan	$1,590,142	$1,039,401
Social insurance and housing provident fund	23,670	18,036
Input Value Added Tax to be credited	-	-
	$1,613,812	$1,057,437

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2017 and March 31, 2017, consist of the following:

	September 30, 2017	March 31, 2017
Cost:
Production equipment	$148,168	$141,713
Means of transport	851,122	822,242
office equipment	13,451	11,381
	1,012,741	975,336
Less: accumulated depreciation	(379,845)	(311,977)
	$632,896	$663,359

Depreciation expense for the six months ended September 30, 2017 and 2016 amounted to $56,797 and $49,719, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2017 and March 31, 2017, consist of the following:

	September 30, 2017	March 31, 2017
Accounts payable	$2,294,591	$2,042,221
Accrued payroll	152,827	91,462
Total	$2,447,418	$2,133,683

	September 30, 2017	March 31, 2017
Accounts payable outstanding:
Within 1 year	$1,839,754	$1,343,926
1 - 2 year	454,837	698,295
Total	$2,294,591	$2,042,221

NOTE 8 – LOAN PAYABLE

The components of our short-term debt and the associated interest rates, were as follows as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017

Loan payable with no interest and 1-year maturity	$4,284,572	$1,627,228

	4,284,572	1,627,228
Current portion of loans payable	4,284,572	1,627,228
Long-term loans payable	$-	$-

During the six months ended September 30, 2017 and 2016, the Company borrowed $4,275,000 and $0, and repaid $1,680,000 and $0, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties at September 30, 2017 and March 31, 2017consist of as follows:

Related Party Name	September 30, 2017	March 31, 2017	Relationship with the Company
Hong Zhida	$-	$11,616	CEO
Yang Bihua	74,922	118,385	Company’s legal representative
	$74,922	$130,001

The amounts were interest free, unsecured and had no fixed terms of repayment.

Due to related parties

Due to related parties at September 30, 2017 and March 31, 2017consist of as follows:

Related Party Name	September 30, 2017	March 31, 2017	Relationship with the Company
Hong Zhida	$41,852	$-	CEO
Ding Yinping	291,997	983,682	Company’s legal representative
Huang Jinlong	1,564,762	1,219,132	Company’s supervisor
Chen Zhongpeng	657,198	554,287	Company’s legal representative
Huang Dewu	57,649	121,823	Company’s legal representative
	$2,613,458	$2,878,924

The amounts were interest free, unsecured and had no fixed terms of repayment.

NOTE 10 – CONCENTRATION OF CREDIT RISKS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable, the details of which are set out as follows:

For the six months ended September 30, 2017 and the year ended March 31, 2017, 5 customers accounted for 53% and 5 customer accounted for 55% of the revenue of the Company, respectively.

At September 30, 2017 and March 31, 2017, 2 customers accounted for 58% and 3 customers accounted for 55% of the accounts receivable of the Company, respectively.

NOTE 11 – INCOME TAX

The Company is subject to U.S. Income taxes. For the 6 months ended September 30, 2017 and the year ended March 31, 2017, the Company does not have to pay any U.S. income tax.

The Company’s subsidiary, Yingxi was incorporated on August 4, 2016 in the Republic of Seychelles. Yingxi’s subsidiary YICI was incorporated on July 28, 2016 in Hong Kong China. YICI’s subsidiaries DHSW, QYTG, SCDT, SHPF, SQYI and SXKJ were incorporated on May 15, 2009, November 29, 2016, May 13, 1982, July 6, 2006, January 29, 2016, and September 28, 2001 respectively in China.

The Company has subsidiaries operate in China and they file their tax returns in accordance with China’s laws and regulations.

Provision for income taxes in China for the six months ended September 30, 2017 and the year ended March 31, 2017 were $6,128 and $15,326 respectively. The income tax rate for the years 2017 and 2016 are 25% in China. However, DHSW and SHPF enjoyed a preferential income tax rate at 10% for the year 2016. Whereas SHPF enjoyed a preferential income tax rate at 10% for the year 2016.

The Company’s subsidiaries do not generate any income in Hong Kong or Seychelles for the 6 months ended September 30, 2017 and the years ended March 31, 2017 and hence does not have to pay any Hong Kong Profits tax or Seychelles income tax.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

On September 25, 2017, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 500,000,000 shares of common stock to the stockholders of Yingxi in exchange for 250,000,000 shares of Yingxi’s common stock, representing 100% of its issued and outstanding common stock. As a result of the reverse acquisition accounting, these shares issued to the former Yingxi stockholders are treated as being outstanding from the date of issuance of the Insight shares.

There were 506,920,000 shares of common stock outstanding as of September 30, 2017.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 13 –SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2017, through the date these financials were approved to be issued, and has determined that it does not have any material events.

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Addentax Group Corp., a Nevada corporation and our wholly-owned subsidiary Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles corporation, unless otherwise indicated.

Corporate Overview

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

On December 28, 2016, the Company executed a Sale & Purchase Agreement (“Agreement”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., (YICG”) a company incorporated under the laws of the Republic of Seychelles. The Company agreed to issue five hundred million (500,000,000) shares to Yingxi Industrial Chain Group Co., Ltd. to acquire the shares and assets for a cost of US$0.30 per share or a total cost of US$150,000,000. The closing of the Agreement occurred on September 25, 2017.

As a result of the closing, the Company has terminated its previous business plan, and is now pursuing the historical business of Yingxi Industrial Chain Group Co., Ltd., an international industry chain service provider specializing in textile & garments industry.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

For the three months ended September 30, 2017 compared to 2016

	For the Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$3,729,840	$2,433,559	$1,296,281	53%
Cost of goods sold	(3,366,742)	(2,047,859)	1,318,883	64%
Gross profit	363,098	385,700	(22,602)	(6%)
Operating expenses	(374,505)	(401,552)	(27,047)	(7%)
Other income (expenses)	40	7,427	(7,387)	(99%)
Income tax	(3,912)	(5,081)	(1,169)	(23%)
Net loss	$(15,279)	$(13,506)	$1,773	13%

Revenue

Net revenues totaled $3,729,840 for the three months ended September 30, 2017, an increase of $1,296,281 compared to 2016. The increase was primarily a result of regular increase of business.

Cost of revenue

Cost of revenue totaled $3,366,742 for the three months ended September 30, 2017, an increase of $1,318,883 compared to 2016. Our cost of revenues consisted mainly of the labor cost, raw material cost, manufacturing cost, transportation cost and operation tax. The increase was primarily a result of an increase in transportation fee caused by increasing toll charge and the third-party cost from new business.

Gross profit

Gross profit was 10% ($363,098) and 16% ($385,700) for the three months ended September 30, 2017 and 2016, respectively. The decrease in gross profit was primarily a result of unprofitable new business.

Operating expense

General and administrative expenses totaled $374,505 for the three months ended September 30, 2017, a decrease of $27,047, compared to 2016. Operating expenses consisted of sales expense, administration expense and financial expense. The decrease in operating expenses was primarily a result of a decrease in administration expenses due to a decrease of staff.

Other income

Total other income totaled $40 for the three months ended September 30, 2017, a decrease of $7,387 compared to 2016. Other income consisted mainly of a government subsidy.

Net loss

Net loss totaled $15,279 for the three months ended September 30, 2017, an increase from net loss of $1,773, compared to net loss of $13,506 for the three months ended September 30, 2016, primarily as the result of a decrease in gross profit.

For the six months ended September 30, 2017 compared to 2016

	For the Six Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$8,046,794	$5,927,072	$2,119,722	36%
Cost of goods sold	(7,403,721)	(5,083,084)	2,320,637	46%
Gross profit	643,073	843,988	(200,915)	(24%)
Operating expenses	(755,548)	(789,188)	(33,640)	(4%)
Other income (expenses)	(1,066)	11,897	(12,963)	(109%)
Income tax	(6,128)	(15,326)	(9,198)	(60%)
Net income (loss)	$(119,669)	$51,371	$(171,040)	(333%)

Revenue

Net revenues totaled $8,046,794 for the six months ended September 30, 2017, an increase of $2,119,722 compared to 2016. The increase was primarily a result of regular increase of business.

Cost of revenue

Cost of revenue totaled $7,403,721 for the six months ended September 30, 2017, an increase of $2,320,637 compared to 2016. Our cost of revenues consisted mainly of the labor cost, raw material cost, manufacturing cost, transportation cost and operation tax. The increase was primarily a result of an increase in transportation fee caused by increasing toll charge and the third-party cost from new business.

Gross profit

Gross profit was 8% ($643,073) and 14% ($843,988) for the six months ended September 30, 2017 and 2016, respectively. The decrease in gross profit was primarily a result of unprofitable new business.

Operating expense

General and administrative expenses totaled $755,548 for the six months ended September 30, 2017, a decrease of $33,640, compared to 2016. Operating expenses consisted of sales expense, administration expense and financial expense. The decrease in operating expenses was primarily a result of a decrease in administration expenses due to a decrease of staffs.

Other income (expense)

Total other expenses totaled $1,066 for the six months ended September 30, 2017, a decrease of $12,963, compared to 2016. Other income consisted mainly of government subsidy.

Net income (loss)

Net loss totaled $119,669 for the six months ended September 30, 2017, a decrease from net income of $171,040, compared to net income of $51,371 for the six months ended September 30, 2016, primarily as the result of a decrease in gross profit.

Liquidity and Capital Resources

Working Capital

			Change
	September 30, 2017	March 31, 2017	Amount	%
Cash	$378,557	$176,929	$201,628	114%

Current Assets	$8,258,897	$7,043,387	$1,215,510	17%
Current Liabilities	9,911,642	7,038,629	2,873,013	41%
Working Capital (deficiency)	$(1,652,745)	$4,758	$(1,657,503)	(34,836%)

The change in working capital deficiency during the period ended September 30, 2017 was primarily from an increase in short-term loan payable of $2,657,344 and reduced by an increase in note receivable of $556,375 and prepaid expenses of $664,842.

Cash Flows

	September 30,
	2017	2016	Change
Net cash provided by operating activities	$14,755	$307,378	$(292,623)
Net cash used in investing activities	$(1,861,997)	$(104,624)	$(1,757,373)
Net cash provided by financing activities	$2,045,770	$56,196	$1,989,574
Effects on changes in foreign exchange rate	$3,116	$(5,116)	$8,232
Net increase in cash and cash equivalents	$201,644	$5,625	$196,019

Cash Flows from Operating Activities

For the six months ended September 30, 2017, net cash flows provided by operating activities consisted of a net loss of $119,669 and was decreased by depreciation of $56,797, and increased by a net increase in change of operating assets and liabilities of $77,627. For the six months ended September 30, 2016, net cash flows provided by operating consisted of a net income of $51,371 and was increased by depreciation of $49,719 and a net increase in the change of operating assets and liabilities of $206,288. Cash flows from operating activities decreased mainly due to a decrease in net income.

Cash Flows from Investing Activities

For the six months ended September 30, 2017, we collected loans of $336,597 and loans to related parties of $189,283 and used $1,500,000 for acquisition of subsidiary and $3,142 for purchases of equipment, provided loans of $854,795 and loans to related parties of $29,940. For the six months ended September 30, 2016, we collected loan to related parties of $618,557 and used $101,225 for purchases of equipment, and provided loans of $621,926.

Cash Flows from Financing Activities

For the six months ended September 30, 2017, we received $4,275,000 from loan payable and $150 from loan payable from related parties and used $1,680,000 for repayments of loans and $549,380 for repayment of loans to related parties. For the six months ended September 30, 2016, we received loans from related parties of $56,196.

Critical Accounting Policy and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

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

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of September 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3. We did not implement appropriate information technology controls – As at September 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.
(Registrant)

Dated: November 20, 2017	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

