Form 10-Q/A
period 2017-09-30
ADDENTAX GROUP CORP.
filed 2018-04-16
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 506,920,000 common shares, par value $0.001, issued and outstanding as of April 16, 2018.

EXPLANATORY NOTE

Addentax Group, Corp. (“Addentax” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on November 20, 2017, to include financial statements reviewed by the Company’s new auditor, PAN-CHINA SINGAPORE PAC (“PCCPA”) as the the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of the Company’s old auditor, Anthony Kam & Associates Ltd.(“AKAM”).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, the Company has not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

2

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ADDENTAX GROUP CORP. AND SUBSIDIARIES

TABLE OF CONTENTS

Pages
Condensed Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 (unaudited)	F-2
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2017 and 2016 (unaudited)	F-3
Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2017 and 2016 (unaudited)	F-4
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 – F-16

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2017 AND MARCH 31, 2017 (UNAUDITED)

	September 30, 2017	March 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$315,321	$176,905
Accounts receivables, net	5,700,558	5,763,771
Inventories, net	368,637	445,442
Other receivables	1,171,463	1,105,324
Advances to suppliers	975,118	322,556
Amounts due from related parties	98,511	127,548
Total current assets	8,629,608	7,941,546

NON-CURRENT ASSETS
Plant and equipment, net	632,749	663,203
Goodwill	929,662	929,662
Total non-current assets	1,562,411	1,592,865
TOTAL ASSETS	$10,192,019	$9,534,411

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,567,545	$2,354,543
Amount due to related parties	2,571,007	2,878,250
Advances from customers	494,933	289,690
Accrued expenses and other payables	3,997,647	334,292
Payable for acquisition of business	-	3,049,765
Income tax payable	3,972	723
Total current liabilities	9,635,104	8,907,263
TOTAL LIABILITIES	$9,635,104	$8,907,263

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the period ended September 30, 2017 and $0.001 par value, 500,000,000shares issued and outstanding for the year ended March 31, 2017)	$506,920	$500,000
Additional paid-in capital	(420,523)	(400,000)
Retained earnings	471,691	498,417
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(22,712)	7,192
Total equity	556,915	627,148
TOTAL LIABILITIES AND EQUITY	$10,192,019	$9,534,411

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AMD COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Three months ended September 30,			Six months ended September 30,
	2017	2016		2017	2016
REVENUES	$3,974,797		$-	$8,277,888		$-

COST OF REVENUES	2,985,732		-	7,495,437		-

GROSS PROFIT	989,065		-	782,451		-

OPERATING EXPENSES
Selling and marketing	(5,611)		-	(17,537)		-
General and administrative	(421,827)			(797,429)		-
Total operating expenses	(427,438)		-	(814,966)		-

INCOME (LOSS) FROM OPERATIONS	561,627		-	(32,515)		-

OTHER INCOME (EXPENSE), NET	33		-	(77)		-

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	561,660		-	(32,592)		-

INCOME TAX EXPENSE	(5,494)		-	(7,737)		-

NET INCOME (LOSS)	556,166		-	(40,329)		-
Foreign currency translation loss	(14,952)			(29,904)
TOTAL COMPREHENSIVE LOSS	$541,214	$		$(70,233)	$

EARNINGS PER SHARE
Basic and diluted	0.00		-	0.00		-
Weighted average number of shares outstanding – Basic and diluted	506,920,000		-	506,920,000		-

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,329)	$-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	55,889	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	63,213	-
Inventories	76,806	-
Advances to suppliers	(652,564)	-
Amounts due from related parties	29,037	-
Other receivables	(66,138)	-
Increase (decrease) in:
Accounts payables	213,002	-
Amounts due to related parties	(307,243)	-
Accrued expenses and other payables	817,141	-
Advances from customers	205,243	-
Taxes payable	3,250	-
Net cash provided by operating activities	397,307	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of sale of plant and equipment	(25,435)	-
Payment for the acquisition of subsidiaries	(3,049,765)	-
Net cash used in investing activities	(3,075,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party borrowings	7,092,882	-
Repayment of third party borrowings	(4,279,274)	-
Net cash provided by financing activities	2,813,608	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	135,715	-
Effect of exchange rate changes on cash and cash equivalents	2,701	-
Cash and cash equivalents, beginning of year	176,905	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$315,321	$-

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (“ATXG”) was incorporated in Nevada on October 28, 2014, and before the transaction described below, ATXG is engaged in the field of producing images on multiple surfaces using heat transfer technology.

On December 28, 2016, ATXG acquired 250,000,000 shares of the issued and outstanding stock of Yingxi Industrial Chain Group Co., Ltd. (“Yingxi”). The 250,000,000 shares of Yingxi were acquired from the members of Yingxi in a share exchange transaction in return for the issuance of 500,000,000 shares of common stock of ATXG. The 250,000,000 shares of Yingxi constitute 100% of its issued and outstanding stock, and as a result of the transaction, Yingxi became a wholly-owned subsidiary of ATXG. And following the consummation of the acquisition and giving effect to the securities exchanged in the offering, the members of Yingxi will beneficially own approximately ninty-nine (99%) of the issued and outstanding common stock of ATXG.

Yingxi was incorporated in the Republic of Seychelles on August 4, 2016. ATXG, together with Yingxi and its subsidiaries (the “Company”) operates primarily in the People’s Republic of China (“PRC” or “China”) and is engaged in the business of garments manufacturing and providing logistic services.

On December 15, 2016, Yingxi entered into an equity transfer agreement with the shareholder of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) under which Yingxi agreed to pay total consideration of RMB21,008,886 (approximately $3,048,936) in cash in exchange for a 100% ownership interest in Yingxi HK. Yingxi HK was incorporated in Hong Kong in 2016. Yingxi HK is a holding company with no assets other than a 100% equity interest of the following subsidiaries:

Qianhai Yingxi Textile & Garments Co., Ltd (“QYTG”), a wholly-owned subsidiary of Yingxi HK, was incorporated in PRC in 2016.

Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), a wholly-owned subsidiary of QYTG, was incorporated in PRC in 2016.

Xin Kuai Jie Transport Co., Ltd (“XKJ”), a wholly-owned subsidiary of YX, was incorporated in PRC in 2001. XKJ is engaged in the provision of logistic services.

Shenzhen Hua Peng Fa Logistics Co., Ltd (“HPF”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2006. HPF is engaged in the provision of logistic services.

Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2009. HSW is a garment manufacturer.

Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2009. DT is a garment manufacturer.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The condensed consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

(b)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(c)	Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

(d)	Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(e)	Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “ Fair Value Measurements and Disclosures “, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At September 30, 2017, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, accounts payable, other payables, taxes payables and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

(f)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2017.

(g)	Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and six months ended September 30, 2017.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2017.

Customer A	23%
Customer B	22%

(h)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods was made for the three and six months ended September 30, 2017.

During the three and six months ended September 30, 2017, approximately 84% and 63% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

(i)	Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Production plant	5-10 years
Motor vehicles	10-15 years
Office equipment	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

(j)	Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC350-30-50 “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of each year.

Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

In the fourth quarter of 2016, the Company tested goodwill for impairment and it was determined that goodwill was not impaired and none of the Company’s reporting units with significant goodwill was at risk of failing step one of this goodwill impairment test.

(k)	Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment of long-lived assets as of September 30, 2017.

(l)	Revenue Recognition

The Company recognizes manufacturing revenue from product sales, net of value added taxes, upon delivery at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Service revenue is recognized at the time at the point in time when delivery is completed and the shipping terms of the contract have been satisfied.

Cost of revenues for manufacturing segment includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of for service segment includes gasoline and diesel fuel, toll charges and subcontracting fees.

(m)	Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of September 30, 2017.

(n)	Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company does not have any material unrecognized tax benefits.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended September 30, 2017. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

(o)	Recently issued and adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company expects to adopt ASU 2014-09 utilizing the modified retrospective method in the first quarter of 2018.

The Company is in the process of reviewing revenue contracts across each revenue stream and continues to evaluate the impact the standard would have on each revenue stream. As a result of the Company’s evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company’s revenue recognition policy.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and conclude there was no material impact to its consolidated financial statement.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows -—Classification of Certain Cash Receipts and Cash Payment”, effective for the fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and conclude there was no material impact to the Company’s financial statement.

In January, 2017, the FASB issued 2017-01 “Business Combinations”, effective for the annual reporting period beginning after December 15, 2017, and interim period within that period. This Updated clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and conclude there was no material impact to the Company’s financial statement.

In February 2017, the FASB issued ASU 2017-05 “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”, effective for the annual reporting period beginning after the December 15, 2017, including the interim reporting period within that period. This update provides guidance on the recognition of gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to counterparties that are not customers. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and conclude there was no material impact to the Company’s financial statement.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

3.	BUSINESS ACQUISITION

On December 10, 2016, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) and subsidiaries. The acquisition was financed with proceeds from the

Company’s borrowings from the third party. The acquisition was closed on December 15, 2016. The results of operations of Yingxi HK are included in the Company’s consolidated financial statements beginning on December 15, 2016.

The following represents the purchase price allocation at the dates of the acquisition:

Cash and cash equivalents	$230,390
Other current assets	6,373,688
Plant and equipment	710,829
Goodwill	929,662
Current liabilities	(5,174,094)
Statutory reserves	(21,539)
Total purchase price	$3,048,936

4.	ACCOUNTS RECEIVABLES

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at September 30, 2017 and March 31, 2017 are as follows:

	September 30, 2017	March 31, 2017
Accounts receivable	$5,700,558	$5,763,771
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$5,700,558	$5,763,771

No allowance for doubtful accounts was made for the period ended September 30, 2017 and year ended December 31, 2017.

5.	OTHER RECEIVABLES

Other receivables primarily represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to third-party entities. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office with rent-free from Bihua Yang.

The Company had the following related party balances at the end of the period/year:

Amounts due from related parties	September 30, 2017	March 31, 2017
Zhida Hong	$23,606	$9,190
Bihua Yang	74,905	118,358
	$98,511	$127,548

Amounts due to related parties	September 30, 2017	March 31, 2017
Zhongpeng Chen	657,045	554,158
Dewu Huang	57,635	121,794
Yinping Ding	291,929	983,452
Jinlong Huang	1,564,398	1,218,846
	$2,571,007	$2,878,250

The balances represent cash advances paid to or due from legal representatives for reimbursable company expenses.

The balances with related parties are unsecured, non-interest bearing and repayable on demand. These balances were fully settled in 2018.

7.	INVENTORIES

Inventories consist of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Raw materials	$260,447	$337,664
Finished goods	270,229	264,318
Total	530,676	601,982
Less: allowance for obsolete inventories	(162,039)	(156,540)
Inventories, net	$368,637	$445,442

8.	ADVANCES TO SUPPLIERS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand.

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Production plant	146,656	$141,680
Motor vehicles	854,071	877,015
Office equipment	11,778	11,378
	1,012,505	1,030,073
Less: accumulated depreciation	(379,756)	(366,870)
Plant and equipment, net	632,749	$663,203

Depreciation expense for the three and six months ended September 30, 2017 was $28,363 and $55,889, respectively.

10.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2017.

QYTG and YX were incorporated in the PRC and is subject to the PRC federal statutory tax rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three and six months ended September 30, 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2017.

No deferred taxes were recognized for the three and six months ended September 30, 2017.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	3 months ended September 30, 2017	6 months ended September 30, 2017
PRC statutory tax rate	25%	25%
Computed expected expense (benefits)	$140,415	$(8,148)
Temporary differences and tax losses not recognized	(129,467)	23,855
Preferential tax treatment	(5,454)	(7,970)
Income tax expenses	$5,494	$7,737

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 11% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2017. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

11.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2017 are as follows:

Revenues	3 months ended September 30, 2017	6 months ended September 30, 2017
Manufacturing segment	$1,755,090	$3,728,359
Service segment	2,219,707	4,549,529
	$3,974,797	$8,277,888

Income from operations by segment for the three and six months ended September 30, 2017 are as follows:

Operating income (loss)	3 months ended September 30, 2017	6 months ended September 30, 2017
Manufacturing segment	$428,606	$(124,521)
Service segment	191,358	173,043
Corporate and other	(58,337)	(81,037)
Income (loss) from operations	$561,627	$(32,515)
Manufacturing segment	-	(89)
Service segment	-	(21)
Corporate and other	33	33
Income (loss) before income tax expense	$561,660	$(32,592)
Income tax expense	(5,494)	(7,737)
Net income (loss)	$556,166	$(40,329)

Depreciation and amortization by segment for the three and six months ended September 30, 2017 are as follows:

Depreciation	3 months ended September 30, 2017	6 months ended September 30, 2017
Manufacturing segment	$7,930	$15,624
Service segment	20,433	40,265
	$28,363	$55,889

Total assets by segment at September 30, 2017 and March 31, 2017 are as follows:

Total assets	September 30, 2017	March 31, 2017
Manufacturing segment	$5,846,260	$5,658,528
Service segment	3,924,149	3,755,852
Corporate and other	421,610	120,031
	$10,192,019	$9,534,411

Goodwill by segment at September 30, 2017 and March 31, 2017 is as follows:

Goodwill	September 30, 2017	March 31, 2017
Manufacturing segment	$475,003	$475,003
Service segment	454,659	454,659
	$929,662	$929,662

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Loan from third parties (i)	$3,669,459	$3,796,428
Employee advances	1,113	988
Accrued wages and welfare	148,102	91,441
Value-added taxes payable	132,538	87,804
Other payables	46,435	20,986
	$3,997,647	$3,997,647

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

13. RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At September 30, 2017 and March 31, 2017, the paid-up statutory reserve was RMB148,418 or $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

14.	COMMITMENTS AND CONTINGENCIES

Leases

During the year 2017, the Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2019. Rent expense for the three and six months ended September 30, 2017 was approximately $25,409 and $44,336, respectively.

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$7,506
2018	30,023
2019	10,007
$47,536

15.	SUBSEQUENT EVENTS

In December 2017, the Company signed an agreement with a customer and related parties under which the related parties agreed to buy the accounts receivable of a customer amounting to RMB8,663,368 (approximately $1,247,000). The Company accounts for this arrangement under ASC 860, “Transfers and Servicing”. This arrangement is without recourse, the receivable is isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivable. Therefore, this arrangement satisfies the conditions to be accounted for as a sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: Garment manufacturing and logistic services.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through two wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”) and Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), which are located in the Guangdong province, China.

Our logistic business consists of delivery and courier services covering approximately 20 provinces in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), which are located in the Guangdong province, China.

Business Objectives

Garment Manufacturing Business

We believe the enduring strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit. In the future, we plan to develop our growth opportunities and continued investment initiatives to provide value-added consulting services to the apparel supply-chain companies and retailer in China.

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2017, we provide logistic service to over 23 cities in approximately 20 provinces. We expect to open logistic points in additional 10 cities in the third and fourth quarter of 2017 and in the year of 2018.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of garment sales in our second and third quarters and higher logistic service revenue in our third and fourth quarters. These trends primarily result from the timing of seasonal garment manufacturing shipments and holiday periods in the logistic segment.

Collection Policy

Garment manufacturing business

For our new customers, we generally require orders placed to be backed by advances or deposits. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following the delivery of finished goods.

Logistic business

For logistic service, we generally receive payments from the customers between 30 to 90 days following the date of the register receipt of packages.

Economic Uncertainty

Our business is dependent on consumer demand for our products and services. We believe that the significant uncertainty in the economy in China has increased our clients’ sensitivity to the cost of our products and services. We have experienced continued pricing pressure. If the economic environment becomes weak, the economic conditions could have a negative impact on our sales growth and operating margins, cash position and collection of accounts receivable. Additionally, business credit and liquidity have tightened in China. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

Despite the various risks and uncertainties associated with the current economy in China, we believe our core strengths will continue to allow us to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Summary of Critical Accounting Policies

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

Estimates and Assumptions

We regularly evaluate the accounting estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Revenue Recognition

We are generating our revenue from the sale of garments manufactured and the provision of logistic services to customers. We recognize our revenue, net of value-added taxes, upon customer acceptance, at such time title passes to the customer provided that (i) there are no uncertainties regarding customer acceptance, (ii) persuasive evidence of an arrangement exists, (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable.

Concentrations of Credit Risk

Cash held in banks: We maintain cash balances at the financial institutions in China. We have not experienced any losses in such accounts.

Accounts Receivable: Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Recently issued and adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. We expect to adopt ASU 2014-09 utilizing the modified retrospective method in the first quarter of 2018.

We are in the process of reviewing our revenue contracts across each revenue stream and continues to evaluate the impact the standard would have on each revenue stream. As a result of our evaluation performed to date, we do not believe the adoption of this new standard will have a material impact on our revenue recognition policy.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We evaluated the impact of adopting the new standard and conclude there was no material impact to our consolidated financial statement.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently assessing the impact of this new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows -—Classification of Certain Cash Receipts and Cash Payment”, effective for the fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. We evaluated the impact of adopting the new standard on our consolidated financial statements and conclude there was no material impact to the Company’s financial statement.

In January, 2017, the FASB issued 2017-01 “Business Combinations”, effective for the annual reporting period beginning after December 15, 2017, and interim period within that period. This Updated clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business. We evaluated the impact of adopting the new standard on its consolidated financial statements and conclude there was no material impact to our financial statement.

In February 2017, the FASB issued ASU 2017-05 “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”, effective for the annual reporting period beginning after the December 15, 2017, including the interim reporting period within that period. This update provides guidance on the recognition of gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to counterparties that are not customers. We evaluated the impact of adopting the new standard on our consolidated financial statements and conclude there was no material impact to our financial statement.

We review new accounting standards as issued. We have not identified any other new standards that we believe will have a significant impact on our consolidated financial statements.

Results of Operations for the three and six months ended September 30, 2017 and 2016

The following tables summarize our results of operations for the three and six months ended September 30, 2017 and 2016. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Revenue	$3,974,797	100.0%	$-	-
Cost of revenues	(2,985,732)	(75.1%)	-	-
Gross profit	989,065	24.9%	-	-
Operating expenses	(427,438)	(10.8%)	-	-
Income from operations	561,627	14.1%	-	-
Other income, net	33	0.0%	-	-
Income taxes benefit	(5,494)	(0.1%)	-	-
Net income	$556,166	14%	$-	-

	Six Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Revenue	$8,277,888	100.0%	$-	-
Cost of revenues	(7,495,437)	(90.5%)	-	-
Gross profit	782,451	9.5%	-	-
Operating expenses	(814,966)	(9.9%)	-	-
Loss from operations	(32,515)	(0.4%)	-	-
Other expense, net	(77)	(0.0%)	-	-
Income taxes expense	(7,737)	(0.1%)	-	-
Net loss	$(40,329)	(0.5%)	$-	-

Revenue

Revenue generated from our garment manufacturing business contributed $1,755,090 or 44.2% of our total revenue for the three months ended September 30, 2017. Revenue generated from our logistic business contributed $2,219,706 or 55.8% of our total revenue for the three months ended September 30, 2017.

Revenue generated from our garment manufacturing business contributed $3,728,359 or 45.0% of our total revenue for the six months ended September 30, 2017. Revenue generated from our logistic business contributed $4,549,529 or 55% of our total revenue for the six months ended September 30, 2017.

Cost of revenue

	Three Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$1,755,090	100.0%	$-	-
Raw materials	1,075,811	61.3%	-	-
Labor	116,208	6.6%	-	-
Other and Overhead	24,656	1.4%	-	-
Total cost of revenue for garment manufacturing	1,216,675	69.3%	-	-
Gross profit for garment manufacturing	538,415	30.7%	-	-
Net revenue for logistic service	2,219,707	100.0%	-	-
Fuel and toll	1,260,788	56.8%	-	-
Subcontracting fees	508,269	22.9%	-	-
Total cost of revenue for logistic service	1,769,057	79.7%	-	-
Gross Profit for logistic service	450,650	20.3%	-	-
Total cost of revenue	$2,985,732	75.1%	$-	-
Gross profit	$989,065	24.9%	$-	-

	Six Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Net sales for garment manufacturing	$3,728,359	100.0%	$-	-
Raw materials	3,290,035	88.2%	-	-
Labor	284,792	7.6%	-	-
Other and Overhead	64,365	1.8%	-	-
Total cost of sales for garment manufacturing	3,639,192	97.6%	-	-
Gross profit for garment manufacturing	89,167	2.4%	-	-
Net sales for logistic service	4,549,529	100.0%	-	-
Fuel and toll	3,026,784	66.5%	-	-
Subcontracting fees	829,461	18.3%	-	-
Total cost of revenue for logistic service	3,856,245	84.8%	-	-
Gross Profit for logistic service	693,284	15.2%	-	-
Total cost of revenues	$7,495,437	90.5%	$-	-
Gross profit	$782,451	9.5%	$-	-

Cost of revenue for our manufacturing segment for the three and six months ended September 30, 2017 was $1,216,675 and $3,639,192, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three and six months ended September 30, 2017 was $1,769,057 and $3,856,245, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 84% and 63% of raw materials purchases for the three and six months ended September 30, 2017, respectively. Three and three suppliers provided more than 10% of our raw materials purchases for the three and six months ended September 2017, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 67% and 75% of total cost of revenues for our service segment for the three and six months ended September 30, 2017, respectively. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Gross profit

	Three Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Gross profit	$989,065	100%	$-	-
Operating expenses:			-	-
Selling expenses	(5,611)	(0.6%)	-	-
General and administrative expenses	(421,827)	(42.6%)	-	-
Total	$(427,438)	(43.2%)	$-	-
Income from operations	$561,627	56.8%	$-	-

	Six Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Gross profit	$782,452	100%	$-	-
Operating expenses:			-	-
Selling expenses	(17,537)	(2.3%)	-	-
General and administrative expenses	(797,429)	(101.9%)	-	-
Total	$(814,966)	(104.2%)	$-	-
Loss from operations	$(32,515)	(4.2%)	$-	-

Gross profit in our manufacturing segment for the three and six months ended September 30, 2017 was $538,415 and $89,167 or 54.4% and 11.4%, respectively. Gross profit in our service segment for the three and six months ended September 30, 2017 was $450,650 and $693,284 or 45.6% and 88.6%, respectively.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment and service segment for the three months ended September 30, 2017 was $5,611 and $nil, respectively. Our selling expenses in our manufacturing segment and service segment for the six months ended September 30, 2017 was $17,537 and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment, service segment and corporate segment for the three months ended September 30, 2017 was $104,198, $259,292 and $58,337, respectively. Our general and administrative expenses in our manufacturing segment, service segment and corporate segment for the six months ended September 30, 2017 was $196,152, $520,241 and $81,037, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Income (loss) from operations

Income (loss) from operations for the three and six months ended September 30, 2017 was $561,627 and ($32,592), respectively. Income (loss) from operations of $428,606 and ($124,521) was attributed from our manufacturing segment for the three and six months ended September 30, 2017, respectively. Income from operations of $191,358 and 173,043 was attributed from our service segment for the three and six months ended September 30, 2017, respectively. We incurred a loss from operations in corporate segment of $58,337 and $81,037 for the three and six months ended September 30, 2017, respectively. The loss from our corporate segment was mainly due to the legal and professional fee in connection to the reverse merger transactions incurred in 2017.

Income Tax Expenses

Income tax expense for the three and six months ended September 30, 2017 was $5,494 and 7,737, respectively.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2017.

QYTG and YX were incorporated in the PRC and is subject to the PRC federal statutory tax rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three and six months ended September 30, 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2017.

Net Income

We incurred a net income (loss) of $556,166 and ($40,329) for the three and six months ended September 30, 2017, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended September 30, 2017, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2017 and 2016 is as follow:

	2017	2016
	(In U.S. dollars)
Net cash provided by operating activities	$397,307	$(391,242)
Net cash used in investing activities	$(3,075,200)	$227,711
Net cash provided by financing activities	$2,813,608	$292,650

Net cash used in operating activities consist of net loss of $40,329, increased by depreciation of $55,889, and reduced by decrease in change of operating assets and liabilities of $145,590. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of payment for acquisition of subsidiaries of $3,049,765 and purchase of plant and equipment of $25,435.

Net cash provided by financing activities consist of repayment of third party borrowings of $4,279,274 and we received third party proceeds of $7,092,882.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, we had cash on hand of $315,321, total current assets of $8,629,608 and current liabilities of $9,635,104. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in dollars. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2017, the market foreign exchange rate had increased to RMB 6.65 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the three and six months ended September 30, 2017 was $14,952 and 29,904, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ADDENTAX GROUP CORP.
(Registrant)

Dated: April 16, 2018	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

