Form 10-Q
period 2017-12-31
ADDENTAX GROUP CORP.
filed 2018-04-16
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Floor 13th, Building 1, Block B, Zhihui Square Nanshan District, Shenzhen City, China 518000	51800
(Address of principal executive offices)	(Zip Code)

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

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TABLE OF CONTENTS

Pages
Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017 (unaudited)	F-2
Condensed Consolidated Statements of Loss (Income) and Comprehensive (Loss) Income for the Three and Nine Months Ended December 31, 2017 and 2016 (unaudited)	F-3
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended December 31, 2017 and 2016 (unaudited)	F-4
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 – F-15

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2017 AND MARCH 31, 2017 (UNAUDITED)

	December 31, 2017	March 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,365	$176,905
Accounts receivables, net	4,626,213	5,763,771
Inventories, net	465,589	445,442
Other receivables	2,152,439	1,105,324
Advances to suppliers	939,604	322,556
Amounts due from related parties	64,181	127,548
Total current assets	8,394,391	7,941,546

NON-CURRENT ASSETS
Plant and equipment, net	655,457	663,203
Goodwill	929,662	929,662
Total non-current assets	1,585,119	1,592,865
TOTAL ASSETS	$9,979,510	$9,534,411

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$3,307,746	$2,354,543
Amount due to related parties	1,376,231	2,878,250
Advances from customers	820,981	289,690
Accrued expenses and other payables	3,985,978	334,292
Payable for acquisition of business	-	3,049,765
Income tax payable	6,108	723
Total current liabilities	9,497,044	8,907,263
TOTAL LIABILITIES	$9,497,044	$8,907,263

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the period ended December 31, 2017 and $0.001 par value, 500,000,000shares issued and outstanding for the year ended March 31, 2017)	$506,920	$500,000
Additional paid-in capital	(420,523)	(400,000)
Retained earnings	406,174	498,417
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(31,644)	7,192
Total equity	482,466	627,148
TOTAL LIABILITIES AND EQUITY	$9,979,510	$9,534,411

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
REVENUES	$3,061,999	$2,413,505	$11,339,887	$2,413,505

COST OF REVENUES	(2,705,581)	(2,053,447)	(10,201,018)	(2,053,447)

GROSS PROFIT	356,418	360,058	1,138,869	360,058

OPERATING EXPENSES
Selling and marketing	(4,106)	(736)	(21,643)	(736)
General and administrative	(419,057)	(292,537)	(1,216,486)	(292,537)
Total operating expenses	(423,163)	(293,273)	(1,238,129)	(293,273)

(LOSS) INCOME FROM OPERATIONS	(66,745)	66,785	(99,260)	66,785

OTHER INCOME, NET	7,204	2,677	7,127	2,677

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(59,541)	69,462	(92,133)	69,462

INCOME TAX EXPENSE	(5,976)	(13,191)	(13,713)	(13,191)

NET (LOSS) INCOME	(65,517)	56,271	(105,846)	56,271
Foreign currency translation (loss) gain	(8,932)	6,907	(38,836)	6,907
TOTAL COMPREHENSIVE (LOSS) INCOME	$(74,449)	$63,178	$(144,682)	$63,178

EARNINGS PER SHARE
Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	506,920,000	500,000,000	506,920,000	500,000,000

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(105,846)	$56,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	84,535	7,484
Loss from disposal of plant and equipment	-	4,502
Allowance for obsolete inventories	-	155,722
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,137,558	(915,615)
Inventories	(20,147)	192,636
Advances to suppliers	(617,048)	260,362
Amounts due from related parties	62,088	(39,354)
Other receivables	(1,047,115)	(681,413)
Increase (decrease) in:
Accounts payables	953,203	712,153
Amounts due to related parties	(1,502,019)	(28,878)
Accrued expenses and other payables	1,248,142	64,516
Advances from customers	531,291	(113,579)
Taxes payable	5,385	34,672
Net cash used in operating activities	730,027	(290,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(76,788)	-
Proceeds from sale of plant and equipment		5,871
Payment for acquisition of subsidiaries	(3,049,765)	-
Acquisition of businesses net of cash acquired	-	221,840
Net cash provided by investing activities	(3,126,553)	227,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party borrowings	7,217,389	547,051
Repayment of third party borrowings	(4,855,927)	(254,401)
Net cash provided by financing activities	2,361,462	292,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	(35,064)	229,840
Effect of exchange rate changes on cash and cash equivalents	4,524	(1,891)
Cash and cash equivalents, beginning of year	176,905	-
CASH AND CASH EQQIVALENTS, END OF YEAR	$146,365	$227,949

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

Accounting Standards Codification (“ASC”) 820 “ Fair Value Measurements and Disclosures ”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

At December 31, 2017, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2017.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and nine months ended December 31, 2017.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2017.

Customer A	35%
Customer B	11%

(h)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods was made for the three and nine months ended December 31, 2017.

During the three and nine months ended December 31, 2017, approximately 62% and 57% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

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

There was no impairment of long-lived assets as of December 31, 2017.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of December 31, 2017.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended December 31, 2017. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense relating to the Tax Act changes for the period ended December 31, 2017.

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

On December 10, 2016, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) and subsidiaries. The acquisition was financed with proceeds from the Company’s borrowings from a third party. The acquisition was closed on December 15, 2016. The results of operations of Yingxi HK are included in the Company’s consolidated financial statements beginning on December 15, 2016.

The following represents the purchase price allocation at the dates of the acquisition:

Cash and cash equivalents	$230,390
Other current assets	6,373,688
Plant and equipment	710,829
Goodwill	929,662
Current liabilities	(5,174,094)
Statutory reserves	(21,539)
Total purchase price	$3,048,936

4.	ACCOUNTS RECEIVABLES

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at December 31, 2017 and March 31, 2017 are as follows:

	December 31, 2017	March 31, 2017
Accounts receivable	$4,626,213	$5,763,771
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$4,626,213	$5,763,771

No allowance for doubtful accounts was made for the period ended December 31, 2017 and year ended December 31, 2017.

5.	OTHER RECEIVABLES

Other receivables primarily represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to third-party entities. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the period/year:

Amounts due from related parties	December 31, 2017	March 31, 2017
Zhida Hong	$833	$9,190
Yinping Ding	63,348	-
Bihua Yang	-	118,358
	$64,181	$127,548

Amounts due to related parties	December 31, 2017	March 31, 2017
Zhongpeng Chen	$713,100	$554,158
Bihua Yang	30,741	-
Dewu Huang	206,480	121,794
Yinping Ding	-	983,452
Jinlong Huang	425,910	1,218,846
	$1,376,231	$2,878,250

The balances represent cash advances paid to or due from legal representatives for reimbursable company expenses.

The balances with related parties are unsecured, non-interest bearing and repayable on demand. These balances were fully settled in 2018.

7.	INVENTORIES

Inventories consist of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Raw materials	$354,921	$337,664
Finished goods	276,416	264,318
Total	631,337	601,982
Less: allowance for obsolete inventories	(165,748)	(156,540)
Inventories, net	$465,589	$445,442

8.	ADVANCES TO SUPPLIERS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand.

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Production plant	150,013	$141,680
Motor vehicles	901,697	877,015
Office equipment	12,048	11,378
	1,063,758	1,030,073
Less: accumulated depreciation	(408,301)	(366,870)
Plant and equipment, net	655,457	$663,203

Depreciation expense for the three and nine months ended December 31, 2017 was $28,646 and $84,535, respectively.

10.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2017 and 2016.

QYTG and YX were incorporated in the PRC and is subject to the PRC federal statutory tax rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three and nine months ended December 31, 2017 and 2016.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and nine months ended December 31, 2017 and 2016.

No deferred taxes were recognized for the three and nine months ended December 31, 2017 and 2016.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
PRC statutory tax rate	25%	25%	25%	25%
Computed expected (benefits) expense	$(14,885)	$17,365	$(23,033)	$17,365
Temporary differences and tax losses not recognized	21,758	3,586	43,819	3,586
Preferential tax treatment	(897)	(7,760)	(7,073)	(7,760)
Income tax expense	$5,976	$13,191	$13,713	$13,191

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2017 are as follows:

Revenues	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Manufacturing segment	$716,406	$1,670,662	$4,444,764	$1,670,662
Service segment	2,345,593	742,843	6,895,123	742,843
	$3,061,999	$2,413,505	$11,339,887	$2,413,505

Income from operations by segment for the three and nine months ended December 31, 2017 are as follows:

Operating income (loss)	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Manufacturing segment	$(18,281)	$10,125	$(142,802)	$10,125
Service segment	(12,059)	57,112	160,984	57,112
Corporate and other	(36,405)	(452)	(117,442)	(452)
(Loss) income from operations	$(66,745)	$66,785	$(99,260)	$66,785
Manufacturing segment	4,316	(2,600)	4,228	(2,600)
Service segment	2,888	5,199	2,866	5,199
Corporate and other	-	78	33	78
(Loss) income before income tax	$(59,541)	$69,462	$(92,133)	$69,462
Income tax expense	(5,976)	(13,191)	(13,713)	(13,191)
Net (loss) income	$(65,517)	$56,271	$(105,846)	$56,271

Depreciation and amortization by segment for the three and nine months ended December 31, 2017 are as follows:

Depreciation	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Manufacturing segment	$8,121	$938	$23,745	$938
Service segment	20,525	6,546	60,790	6,546
	$28,646	$7,484	$84,535	$7,484

Total assets by segment at December 31, 2017 and March 31, 2017 are as follows:

Total assets	December 31, 2017	March 31, 2017
Manufacturing segment	$5,029,970	$5,658,528
Service segment	4,585,243	3,755,852
Corporate and other	364,297	120,031
	$9,979,510	$9,534,411

Goodwill by segment at December 31, 2017 and March 31, 2017 is as follows:

Goodwill	December 31, 2017	March 31, 2017
Manufacturing segment	$475,003	$475,003
Service segment	454,659	454,659
	$929,662	$929,662

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Loan from third parties (i)	$3,768,928	$133,073
Employee advances	882	988
Accrued wages and welfare	97,697	91,441
Value-added taxes payable	99,747	87,804
Other payables	18,724	20,986
	$3,985,978	$334,292

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

13.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At December 31, 2017 and March 31, 2017, the paid-up statutory reserve was RMB148,418 or $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

14.	COMMITMENTS AND CONTINGENCIES

Leases

During the year 2017, the Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2019. Rent expense for the three and nine months ended December 31, 2017 was approximately $25,616 and $69,952, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

2018	$30,710
2019	10,237
$40.947

15.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: Garment manufacturing and logistics services.

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

Business Objectives

Garment Manufacturing Business

We believe the enduring strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit. In the future, we plan to develop our growth opportunities and continued investment initiatives to provide value-added consulting services to the apparel supply-chain companies and retailers in China.

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2017, we provide logistic service to over 23 cities in approximately 20 provinces. We expect to open logistic points in additional 10 cities in the third and fourth quarter of 2017 and in the year of 2018.

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

Results of Operations for the three months ended December 31, 2017 and 2016

The following tables summarize our results of operations for the three months ended December 31, 2017 and 2016. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Revenue	$3,061,999	100.0%	$2,413,505	100%	$648,494	26.9%
Cost of revenues	(2,705,581)	(88.4%)	(2,053,447)	(85.1%)	652,134	31.8%
Gross profit	356,418	11.6%	360,058	14.9%	(3,640)	(1.0%)
Operating expenses	(423,163)	(13.8%)	(293,273)	(12.1%)	129,890	44.3%
Loss (income) from operations	(66,745)	(2.2%)	66,785	2.8%	(133,530)	(120%)
Other income, net	7,204	0.2%	2,677	0.1%	4,527	169.1%
Income tax expense	(5,976)	(0.2%)	(13,191)	(0.5%)	(7,215)	(54.7%)
Net (loss) income	$(65,517)	(2.2%)	$56,271	2.4%	$(121,788)	(216.4%)

Revenue

Revenue generated from our garment manufacturing business contributed $716,406 or 23.4% of our total revenue for the three months ended December 31, 2017. Revenue generated from our garment manufacturing business contributed $1,670,662 or 69.2% of our total revenue for the three months ended December 31, 2016. The decrease was due to we partially closed our operations in 2017 to undergo business restructuring for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Revenue generated from our logistic business contributed $2,345,593 or 76.6% of our total revenue for the three months ended December 31, 2017. Revenue generated from our logistic business contributed $742,843 or 30.8% of our total revenue for the three months ended December 31, 2016. The increase was due to revenue generated for the three months ended December 31, 2016 represents only one-month revenue since Yingxi Industrial Chain Group Co., Ltd (“Yingxi”) consolidated with the four business operating companies in the PRC through the acquisition of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) in December 2016 (the “Acquisition transaction in 2016”).

Total revenue for the three months ended December 31, 2017 were $3,061,999, a 26.9% increase compared with the three months ended December 31, 2016. This increase was due to the operating companies in the PRC was being acquired and consolidated to the Company beginning December 2016.

Cost of revenue

	Three Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$716,406	100.0%	$1,670,662	100%	$(954,256)	(57.1%)
Raw materials	540,596	75.4%	1,378,051	82.4%
Labor	55,881	7.8%	82,115	5.0%
Other and Overhead	34,932	4.9%	23,196	1.4%
Total cost of revenue for garment manufacturing	631,409	88.1%	1,483,362	88.8%	(851,953)	(57.4%)
Gross profit for garment manufacturing	84,997	11.9%	187,300	11.2%	(102,303)	(54.6%)
Net revenue for logistic service	2,345,593	100.0%	742,843	100%	1,602,750	215.8%
Fuel and toll	1,748,002	74.5%	387,034	52.1%
Subcontracting fees	326,170	13.9%	183,051	24.6%
Total cost of revenue for logistic service	2,074,172	88.4%	570,085	76.7%	1,504,087	263.8%
Gross Profit for logistic service	271,421	11.6%	172,758	23.3%	98,663	57.1%
Total cost of revenue	$2,705,581	88.4%	$2,053,447	85.1%	$652,134	31.8%
Gross profit	$356,418	11.6%	$360,058	14.9%	$(3,640)	(1.0%)

Cost of revenue for our manufacturing segment for the three months ended December 31, 2017 and 2016 was $631,409 and $1,483,362, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended December 31, 2017 was $2,074,172 and $570,085, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 62% and 88% of raw materials purchases for the three months ended December 31, 2017 and 2016, respectively. Three and four suppliers provided more than 10% of our raw materials purchases for the three months ended December 31, 2017 and 2016. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 60% of total cost of revenues for our service segment for the three months ended December 31, 2017. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 75.4% of our total manufacturing business revenue in the three months ended December 31, 2017, compared with 82.4% in the three months ended December 31, 2016. The decrease was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 7.8% of our total manufacturing business revenue in the three months ended December 31, 2017, compared with 5.0% in the three months ended December 31, 2016. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 4.9% of our total manufacturing business revenue for the three months ended December 31, 2017, compared with 1.4% of total manufacturing business revenue for the three months ended December 31, 2016.

Fuel and toll costs for our service business for the three months ended December 31, 2017 were $1,748,002 compared with $387,034 for the three months ended December 31, 2016. Fuel and toll costs for our service business accounted for 74.5% of our total service revenue for the three months ended December 31, 2017, compared with 52.1% for the three months ended December 31, 2016. The increase was primarily attributable to the Acquisition transaction in 2016.

Subcontracting fees for our service business for the three months ended December 31, 2017 increased 78.2% to $326,170 from $183,051 for the three months ended December 31, 2016. Subcontracting fees accounted for 13.9% and 24.6% of our total service business revenue in the three months ended December 31, 2017 and 2016, respectively. This increase was primarily attributable to the Acquisition transaction in 2016.

Total cost of revenue for the three months ended December 31, 2017 was $2,705,581, a 31.8% increase from $2,053,447 for the three months ended December 31, 2016. Total cost of sales as a percentage of total sales for the three months ended December 31, 2017 was 88.4%, compared with 85.1% for the three months ended December 31, 2016. Gross margin for the three months ended December 31, 2017 was 11.6% compared with 14.9% for the three months ended December 31, 2016.

Gross profit

	Three Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Gross profit	$356,418	100%	$360,058	100%	(3,640)	(1.0%)
Operating expenses:
Selling expenses	(4,106)	(1.2%)	(736)	(2.0%)	3,370	457.9%
General and administrative expenses	(419,057)	(117.6%)	(292,537)	(81.3%)	126,520	43.2%
Total	$(423,163)	(118.8%)	$(293,273)	(81.5%)	129.890	44.3%
(Loss) income from operations	$(66,745)	(18.8%)	$66,785	18.5%	(133,530)	199.9%

Manufacturing business gross profit for the three months ended December 31, 2017 was $84,997 compared with $187,300 for the three months ended December 31, 2016. Gross profit accounted for 11.9% of our total manufacturing business revenue for the three months ended December 31, 2017, compared with 11.2% for the three months ended December 31, 2016.

Gross profit in our service business for the three months ended December 31, 2017 was $271,421 and gross margin was 11.6%. Gross profit in our service business for the three months ended December 31, 2016 was $172,758 and gross margin was 23.3%. The decrease was derived from the new opened logistic points in 2017, these logistic points have a lower gross margin as we provide lower service fee to attract new business.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended December 31, 2017 and 2016 was $4,106 and $736, respectively. Our selling expenses in our service segment for the three months ended December 31, 2017 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the three months ended December 31, 2017 and 2016 was $99,172 and $176,890, respectively. Our general and administrative expenses in our service segment, for the three months ended December 31, 2017 and 2016 was $283,480 and $115,647, respectively. Our general and administrative expenses in our corporate and other segment for the three months ended December 31, 2017 and 2016 was $36,405 and $nil, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the three months ended December 31, 2017 increased 457.9% to $4,106 from $736 for the three months ended December 31, 2016.

General and administrative expenses for the three months ended December 31, 2017 increased 43.2% to $419,057 from $292,537 for the three months ended December 31, 2016. The increase was mainly due to the Acquisition transaction in 2016, offset with the decrease in expenses as a result of cost cutting policy applied in 2017 including streamlining operating process and laying off redundant employees.

Income from operations

(Loss) income from operations for the three months ended December 31, 2017 and 2016 was ($66,745) and $66,785, respectively. (Loss) income from operations of ($18,281) and $10,125 was attributed from our manufacturing segment for the three months ended December 31, 2017 and 2016, respectively. (Loss) income from operations of ($12,059) and $57,112 was attributed from our service segment for the three months ended December 31, 2017 and 2016, respectively. We incurred a loss from operations in corporate segment of $36,405 and $452 for the three months ended December 31, 2017 and 2016, respectively. The loss from our corporate segment was mainly due to the legal and professional fee in connection to the reverse merger transactions incurred in 2017.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2017 and 2016 was $5,976 and $13,191, respectively, a54.7% decrease compared to the same period of 2016. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2017 and 2016.

QYTG and YX were incorporated in the PRC and is subject to the PRC statutory tax rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2017 and 2016.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2017 and 2016.

Net Income

We incurred a net (loss) income of ($65,517) and $56,271 for the three months ended December 31, 2017 and 2016, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended December 31, 2017, respectively.

Results of Operations for the nine months ended December 31, 2017 and 2016

The following tables summarize our results of operations for the nine months ended December 31, 2017 and 2016. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Revenue	$11,339,887	100.0%	$2,413,505	100%	$8,926,382	369.9%
Cost of revenues	(10,201,018)	(90.0%)	(2,053,447)	(85.1%)	8,147,571	396.8%
Gross profit	1,138,869	10.0%	360,058	14.9%	778,811	216.3%
Operating expenses	(1,238,129)	(10.9%)	(293,273)	(12.1%)	944,856	322.2%
Loss (income) from operations	(99,260)	(0.9%)	66,785	2.8%	(166,045)	(248.6%)
Other income, net	7,127	0.0%	2,677	0.1%	4,498	168.0%
Income tax expense	(13,713)	(0.0%)	(13,191)	(0.5%)	522	4.0%
Net (loss) income	$(105,846)	(0.9%)	$56,271	2.4%	$(162,117)	(288.1%)

Revenue

Revenue generated from our garment manufacturing business contributed $4,444,764 or 39.2% of our total revenue for the nine months ended December 31, 2017. Revenue generated from our garment manufacturing business contributed $1,670,662 or 69.2% of our total revenue for the nine months ended December 31, 2016. A increase of 166.0% was due to the Acquisition transaction in 2016, offset by the decrease resulting from our operations was partially closed in 2017 to undergo business restructuring for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Revenue generated from our logistic business contributed $6,895,123 or 60.8% of our total revenue for the nine months ended December 31, 2017. Revenue generated from our logistic business contributed $742,843 or 30.8% of our total revenue for the nine months ended December 31, 2016. The increase was due to revenue generated for the three months ended December 31, 2016 represents only one-month revenue since Yingxi Industrial Chain Group Co., Ltd (“Yingxi”) consolidated with the four business operating companies in the PRC through the acquisition of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) in December 2016 (the “Acquisition transaction in 2016”).

Total revenue for the nine months ended December 31, 2017 were $11,339,887, a 369.9% increase compared with the nine months ended December 31, 2016. This increase was due to the operating companies in the PRC was being acquired and consolidated to the Company beginning December 2016.

Cost of revenue

	Nine Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$4,444,764	100.0%	$1,670,662	100%	$2,774,102	166.0%
Raw materials	3,700,204	83.3%	1,378,051	82.4%
Labor	410,562	9.2%	82,115	5.0%
Other and Overhead	159,834	3.6%	23,196	1.4%
Total cost of revenue for garment manufacturing	4,270,600	88.1%	1,483,362	88.8%	2,787,238	187.9%
Gross profit for garment manufacturing	174,164	11.9%	187,300	11.2%	(13,136)	(7.0%)
Net revenue for logistic service	6,895,123	100.0%	742,843	100%	6,152,280	828.2%
Fuel and toll	4,821,098	69.9%	387,034	52.1%
Subcontracting fees	1,109,320	16.1%	183,051	24.6%
Total cost of revenue for logistic service	5,930,418	86.0%	570,085	76.7%	5,360,333	940.3%
Gross Profit for logistic service	964,705	14.0%	172,758	23.3%	791,947	458.4%
Total cost of revenue	$10,201,018	88.4%	$2,053,447	85.1%	$8,147,571	396.8%
Gross profit	$1,138,869	11.6%	$360,058	14.9%	$778,811	216.3%

Cost of revenue for our manufacturing segment for the nine months ended December 31, 2017 and 2016 was $4,270,600 and $1,483,362, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the nine months ended December 31, 2017 was $5,930,418 and $570,085, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 57% and 88% of raw materials purchases for the nine months ended December 31, 2017 and 2016, respectively. Three and four suppliers provided more than 10% of our raw materials purchases for the nine months ended December 31, 2017 and 2016. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 60% of total cost of revenues for our service segment for the nine months ended December 31, 2017. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 83.3% of our total manufacturing business revenue in the nine months ended December 31, 2017, compared with 82.4% in the nine months ended December 31, 2016.

Labor costs for our manufacturing business were 9.2% of our total manufacturing business revenue in the nine months ended December 31, 2017, compared with 5.0% in the nine months ended December 31, 2016. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 3.6% of our total manufacturing business revenue for the nine months ended December 31, 2017, compared with 1.4% of total manufacturing business revenue for the nine months ended December 31, 2016.

Fuel and toll costs for our service business for the nine months ended December 31, 2017 were $4,821,098 compared with $387,034 for the nine months ended December 31, 2016. Fuel and toll costs for our service business accounted for 69.9% of our total service revenue for the nine months ended December 31, 2017, compared with 52.1% for the nine months ended December 31, 2016. The increase was primarily attributable to the Acquisition transaction in 2016.

Subcontracting fees for our service business for the nine months ended December 31, 2017 increased 606.0% to $1,109,320 from $183,051 for the nine months ended December 31, 2016. Subcontracting fees accounted for 16.1% and 24.6% of our total service business revenue in the nine months ended December 31, 2017 and 2016, respectively. This increase was primarily attributable to the Acquisition transaction in 2016.

Total cost of revenue for the nine months ended December 31, 2017 was $10,201,018, a 396.8% increase from $2,053,447 for the nine months ended December 31, 2016. Total cost of sales as a percentage of total sales for the nine months ended December 31, 2017 was 90.0%, compared with 85.1% for the nine months ended December 31, 2016. Gross margin for the nine months ended December 31, 2017 was 10.0% compared with 14.9% for the nine months ended December 31, 2016.

Gross profit

	Nine Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Gross profit	$1,138,869	100%	$360,058	100%	778,811	216.3%
Operating expenses:
Selling expenses	(21,643)	(1.9%)	(736)	(2.0%)	20,907	2,840.6%
General and administrative expenses	(1,216,487)	(106.8%)	(292,537)	(81.3%)	923,950	315.8%
Total	$(1,238,129)	(108.7%)	$(293,273)	(81.5%)	944,856	322.2%
(Loss) income from operations	$(99,260)	(8.7%)	$66,785	18.5%	(166,045)	(248.6%)

Manufacturing business gross profit for the nine months ended December 31, 2017 was $174,164 compared with $187,300 for the nine months ended December 31, 2016. Gross profit accounted for 11.9% of our total manufacturing business revenue for the nine months ended December 31, 2017, compared with 11.2% for the three months ended December 31, 2016.

Gross profit in our service business for the nine months ended December 31, 2017 was $964,705 and gross margin was 11.6%. Gross profit in our service business for the nine months ended December 31, 2016 was $172,758 and gross margin was 23.3%. The decrease was a result of the new opened logistic points in 2017, these logistic points have a lower gross margin as we provide lower service fee to attract new business.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the nine months ended December 31, 2017 and 2016 was $21,643 and $736, respectively. Our selling expenses in our service segment for the nine months ended December 31, 2017 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the nine months ended December 31, 2017 and 2016 was $295,324 and $176,891, respectively. Our general and administrative expenses in our service segment, for the nine months ended December 31, 2017 and 2016 was $803,721 and 115,647, respectively. Our general and administrative expenses in our corporate and other segment for the nine months ended December 31, 2017 and 2016 was $117,441 and $nil, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the nine months ended December 31, 2017 increased 2,840.6% to $21,643 from $736 for the nine months ended December 31, 2016.

General and administrative expenses for the nine months ended December 31, 2017 increased 315.8% to $1,216,487 from $292,537 for the nine months ended December 31, 2016. The increase was mainly due to the Acquisition transaction in 2016, offset with the decrease in expenses as a result of cost cutting policy applied in 2017 including streamlining operating process and laying off redundant employees.

Income from operations

(Loss) income from operations for the nine months ended December 31, 2017 and 2016 was ($99,260) and $66,785, respectively. (Loss) income from operations of ($142,802) and $10,125 was attributed from our manufacturing segment for the nine months ended December 31, 2017 and 2016, respectively. Income from operations of $160,984 and $57,112 was attributed from our service segment for the nine months ended December 31, 2017 and 2016, respectively. We incurred a loss from operations in corporate segment of $117,442 and $452 for the nine months ended December 31, 2017 and 2016, respectively. The loss from our corporate segment was mainly due to the legal and professional fee in connection to the reverse merger transactions incurred in 2017.

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2017 and 2016 was $13,713 and $13,191, respectively. A 4.0% increase compared to the same period of 2016. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2017 and 2016.

QYTG and YX were incorporated in the PRC and is subject to the PRC federal statutory tax rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the nine months ended December 31, 2017 and 2016.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2017 and 2016.

Net Income

We incurred a net (loss) income of ($105,846) and $56,271 for the nine months ended December 31, 2017 and 2016, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the nine months ended December 31, 2017, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2017 and 2016 is as follow:

	2017	2016
	(In U.S. dollars)
Net cash provided by operating activities	$730,027	$(391,242)
Net cash used in investing activities	$(3,126,553)	$227,711
Net cash provided by financing activities	$2,361,462	$292,650

Net cash used in operating activities consist of net loss of $105,846, increased by depreciation of $84,535, and reduced by decrease in change of operating assets and liabilities of $63,035. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of payment for acquisition of subsidiaries of $3,049,765 and purchase of plant and equipment of $76,788.

Net cash provided by financing activities consist of repayment of third party borrowings of $4,855,927 and we received third party proceeds of $7,217,389.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2017, we had cash on hand of $146,365, total current assets of $8,394,391 and current liabilities of $9,497,044. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2017, the market foreign exchange rate had increased to RMB 6.65 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the three and nine months ended December 31, 2017 was $8,932 and $38,836, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of December 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3. We did not implement appropriate information technology controls – As at December 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

