Form 10-K
period 2018-03-31
ADDENTAX GROUP CORP.
filed 2018-07-16
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated fi ler, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated fi ler,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 506,920,000 common shares issued and outstanding as of July 16th, 2018.

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

Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014. were originally incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. We no longer pursue opportunities related to 3D printing positioning.

We have a fiscal year-end of March 31. The business office is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000. Our telephone number is +(86) 755 8696 1405.

Current Business

Effective December 28, 2016 Addentax Group Corp. (“ATXG” or the “Company”) has executed a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. Yingxi Industrial Chain Group Co., Ltd.(“YICG”) is currently a garment manufacturer. Intending to diversify its service portfolio, the Company plans to develop its another branch of business: international supply chain management consulting service, which focuses exclusively on the textile & garments industry. The Company plans to assist clients to open textile and garment sales outlets throughout China. The company will also provide assistance services in plan implementation. Pursuant to the Agreement, the Company agreed to issue five hundred million (500,000,000) restricted common shares of the company to the owners of Yingxi Industrial Chain Group Co., Ltd.

After the Share Exchange, YICG’s business became our business. We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: Garment manufacturing and logistics services.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2017, we provide logistic service to over 23 cities in approximately 20 provinces. We expect to increase the efficiency of existing logistics points and improve the net income year end of 2018.

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

Future Business

In addition to our garment manufacturing business, we also want to kick start our supply chain management consulting service. Our supply chain management consulting service is still under development with no active clients. However, due to the uniqueness of our business model, we have attracted over 30 potential clients strongly interested in our proposed service. All those potential clients are located in China. We plan to put our proposed service into operation in second or third quarter of 2018.

To guarantee the quality of our business, we set strict rules for our potential clients and see their qualification.

Client Qualifications: To sign the servicing contract with ATXG, a potential client must:

1.	Be established and validly existing pursuant to relevant laws and regulations;
2.	Demonstrate that they have a good business reputation and operating performance, and comply with professional ethics;
3.	Have not breached any law or regulation, or have received any administrative penalty from a regulatory body or other department in the past twenty-four months;

Our industry chain service refers to companies meeting the requirement for development and inclusion as a supply chain outlet. Medium and small-sized enterprises all over the world can search for our service, but our current focus is on helping clients in China.

Many medium-small sized enterprises in China experience the problem of business maintenance or expansion in the textile and garments industry where increasing operational costs cause decreasing profit. Most seek to employ new business models that can increase a company’s competitive advantage and bring a powerful sales engine to the company. With possible limitation of resources and information, management of these enterprises find it hard to design a suitable plan for their company’s sustainable development.

To assist these enterprises, we set up a research team to carry out extensive investigation and integrate necessary industry information and resources which can help us to work out the best plan for our clients.

The research will include:

1.	Client diligence: To collect the details of the client including its financial reports, management, planned business model, internal system, operation flows and other important information;
2.	Relevant business partner research: Focus on the raw material supplier and product buyer, conduct comprehensive analysis;
3.	Market research: To discover the actual market demands and market shares;
4.	Environment research: Research and analyze the environment of policy, economy, technology and legal;

We developed a multi-task Industrial Chain Service System which we call “Adden Chain” not only for providing business solutions to clients, but also assisting the clients to fully realize their business plan and potential.

Our company’s service can be divided into three parts:

Consulting & Plan Design

There are four main services within this part:

Promotion Service

We will design a “Promotion Plan” for our clients depending on their requirements to improve their marketing plans.

Operation Assistance Service

We can help the clients to sort out all the individual parts (i.e.: Raw Materials Supply, Manufacturing, Product Design, Marketing) within the whole operation chain, and assist them to fix weaknesses. We can also help the clients to reallocate the resources they own and improve their operational efficiency.

Logistics and International Trading Service

We developed and applied our “YX logistics system” to improve our client’s transportation efficiency. Our YX logistics system mainly provides three services to our clients: transportation service; storage & distribution service; bulk purchasing service.

We will also work with qualified international trading companies to help expand clients’ global market shares. Currently we already built the trading routes to various areas like America, Australia and Africa which can help clients lower the international trading costs.

Financial Services

We will offer financial services to the selected clients. The services including long term & short term loans, financing services and inventory pledge services. Also, we plan to build a third part payment center which can improve clients’ capital turnover. Clients can employ the third part payment center to process the transaction should accept the payment terms and payment period we set. As the third part guarantee, we could help our clients to pay or receive t payments on time.

Plan implementation Assistance:

We have already built strategic cooperative relationships with over 40 textile and garments industry related entities that can provide us enriched resources. With the advantage in resources and information, we are available to assist our clients to deal with various issues and problems before and after the implementation of their respective outlets.

Additional Services

Team Establishment:

In accordance with the conditions of the clients, we will assist the clients to establish an organizational structure and a management team best suited for their business plan.

Headhunting” Services:

We work with headhunting companies, i.e. companies that provide employment or recruiting services to find the most qualified managers and professionals to meet the specific needs of our clients.

Follow-up Service:

We provide clients with continuous consultancy and following-up services throughout the entire startup and service period.

Markets

Currently, our market will focus on small and medium-sized enterprises in China who have business expansion plans.

Seasonality

The nature of our products and services does not appear to be affected by seasonal variations.

Government Regulations

Currently there are no government regulations regarding our type of services in China. The Chinese government encourages the small-medium sized traditional industry companies to conduct business model transformation and technology updates, which may help companies gain more competitive advantages in international market.

Other than the required adherence to general business laws and regulatory disclosure, our services do not appear to be affected by any specific additional Chinese government regulations. However, this does not preclude the possibility that China will institute regulations that will make it difficult or impossible for us to operate successfully, if at all, in China, and we would have to focus our business on companies located outside China.

Intellectual Property

We do not have any intellectual property currently. We are in the process of registering high-tech industry based on our new business model. We expect to receive approval of our registration in China by the end of 2017.

Research & Development

Currently, we have no expenses for Research and Development. We plan to spend 10% of our profits to develop our multi-task industrial chain service system.

Environmental Matters

Our operations are not subject to environmental laws, including any laws addressing air and water pollution and management of hazardous substances and wastes and we do not anticipate capital expenditures for environmental control facilities.

Employees

As of July 16, 2018, we have 7 full-time employees, of which 1 is in the administrative department, 2 in the consultancy service department, 2 in the research & analysis department and 2 in the technological department. We will employ qualified staff from time to time to meet our development needs.

Properties

Our principal place of business is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8696 1405. Our president, Mr. Hong Zhida, supplies our office space and telephone at no costs to us.

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

Item 2. Description of Property

Our principal place of business is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8696 1405. Our president, Mr. Hong Zhida, supplies our office space and telephone at no costs to us.

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

We received our trading symbol on September 12, 2016 and were first quoted on September 12, 2016 but no shares were traded until December 12, 2016

The following table sets forth the quarterly high and low bid prices for the common stock from September 30, 2016 to March 31, 2018.

Quarter Ended	High Bid	Low Bid
September 30, 2016	$100.00	$0.01
December 31, 2016	$2.00	$1.05
March 31, 2017	$2.05	$1.30
June 30, 2017	$2.05	$1.30
September 31, 2017	$2.50	$1.60
December 31, 2017	$2.04	$1.67
March 31, 2018	$2.90	$2.00

Number of Holders

506,920,000 shares of common stock were issued and outstanding as of July 16, 2018. They were held by a total of 470 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2018 and March 31, 2017. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

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

*Hong Zhida is the President, Secretary, Treasurer and a Director of the Company.

All above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

Recent purchase of unregistered securities except as otherwise disclosed in this report, there has no recent purchase of unregistered securities by us.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2018 and 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2018, we provide logistic service to over 23 cities in approximately 20 provinces. We expect to open logistic points in additional 10 cities in the year of 2019.

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

We have one major debtor that accounted for approximately 56% of accounts receivable for the year ended March 31, 2018. We have spent tremendous effort on the collection with the goal of receiving full payment as soon as possible. The debtor had signed a settlement agreement to commit that the full payment amount will be settled by the end of September 2018.

Recently issued and adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company adopts ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and conclude there was no material impact on the Company’s revenue recognition policy.

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

Results of Operations for the years ended March 31, 2018 and 2017

The following tables summarize our results of operations for the years ended March 31, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

					Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$13,437,569	100.0%	$5,335,501	100%	$8,102,068	151.9%
Cost of revenues	(11,995,947)	(89.3%)	(5,079,483)	(95.2%)	6,916,464	136.2%
Gross profit	1,441,622	10.7%	256,018	4.8%	1,185,604	463.1%
Operating expenses	(1,697,576)	(12.6%)	(630,239)	(11.8%)	1,067,337	169.3%
Loss from operations	(255,954)	(1.9%)	(374,221)	(7.0%)	(118,267)	(31.6%)
Impairment loss on goodwill	(454,659)	(3.4%)	-	-	454,659	100%
Other income, net	20,558	0.2%	15,996	0.3%	(4,562)	(28.3%)
Income tax expense	(19,342)	(0.1%)	(13,577)	(0.3%)	5,765	42.5%
Net loss	$(709,396)	(5.2%)	$(371,802)	(7.0%)	$337,594	90.8%

Revenue

Revenue generated from our garment manufacturing business contributed $5,069,699 or 37.7% of our total revenue for the year ended March 31, 2018. Revenue generated from our garment manufacturing business contributed $2,750,210 or 51.5% of our total revenue for the year ended March 31, 2017.

Revenue generated from our logistic business contributed $8,367,870 or 62.3% of our total revenue for the year ended March 31, 2018. Revenue generated from our logistic business contributed $2,585,291 or 48.5% of our total revenue for the year ended March 31, 2017.

Total revenue for the year ended March 31, 2018 and 2017 were $13,437,569 and $5,335,501, respectively, a 151.9% increase compared with the year ended March 31, 2017. The increase was due to revenue generated for the year ended March 31, 2017 represents only four months results beginning December 2016 when the operating companies in the PRC were being acquired and consolidated to the Company.

Cost of revenue

					Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$5,069,699	100.0%	$2,750,210	100%	$2,319,489	84.3%
Raw materials	4,250,043	83.8%	2,502,627	91.0%
Labor	359,897	7.1%	110,389	4.0%
Other and Overhead	106,693	2.1%	27,911	1.0%
Total cost of revenue for garment manufacturing	4,716,633	93.0%	2,640,927	96.0%	2,075,706	78.6%
Gross profit for garment manufacturing	353,066	7.0%	109,283	4.0%	243,783	223.1%
Net revenue for logistic service	8,367,870	100.0%	2,585,291	100%	5,782,579	223.7%
Fuel and toll	6,290,430	75.2%	2,289,116	88.5%
Subcontracting fees	988,883	11.8%	149,440	5.8%
Total cost of revenue for logistic service	7,279,313	87.0%	2,438,556	94.3%	4,840,757	198.5%
Gross Profit for logistic service	1,088,557	10.7%	146,735	5.7%	941,822	641.9%
Total cost of revenue	$11,995,946	89.3%	$5,079,483	95.2%	$6,916,463	136.2%
Gross profit	$1,441,623	10.7%	$256,018	4.8%	$1,185,605	463.1%

Cost of revenue for our manufacturing segment for the years ended March 31, 2018 and 2017 was $4,716,633 and $2,640,927, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the years ended March 31, 2018 was $7,279,313 and $2,438,556, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 45.3% and 81.1% of raw materials purchases for the years ended March 31, 2018 and 2017, respectively. Two and four suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2018 and 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 29.1% and 31.7% of total cost of revenues for our service segment for the years ended March 31, 2018 and 2017, respectively. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 83.8% of our total manufacturing business revenue in the year ended March 31, 2018, compared with 91.0% in the year ended March 31, 2017. The decrease in percentages was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 7.1% of our total manufacturing business revenue in the year ended March 31, 2018, compared with 4.0% in the year ended March 31, 2017. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 2.1% of our total manufacturing business revenue for the year ended March 31, 2018, compared with 1.0% of total manufacturing business revenue for the year ended March 31, 2017.

Fuel and toll costs for our service business for the year ended March 31, 2018 were $6,290,430 compared with $2,289,116 for the year ended March 31, 2017. Fuel and toll costs for our service business accounted for 75.2% of our total service revenue for the year ended March 31, 2018, compared with 88.5% for the year ended March 31, 2017. The decrease in percentages was primarily attributable to the Company subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the year ended March 31, 2018 increased 562% to $988,883 from $149,440 for the year ended March 31, 2017. Subcontracting fees accounted for 11.8% and 5.8% of our total service business revenue in the years ended March 31, 2018 and 2017, respectively. This increase in percentages the Company subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks

Total cost of revenue for the year ended March 31, 2018 was $11,995,947, a 60.3% increase from $5,335,501 for the year ended March 31, 2017. Total cost of sales as a percentage of total sales for the year ended March 31, 2018 was 89.3%, compared with 95.2% for the year ended March 31, 2017. Gross margin for the year ended March 31, 2018 was 10.7% compared with 4.8% for the year ended March 31, 2017. The increase in gross margin was due to the effective control of our cost through business restructuring in 2017 for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Gross profit

					Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$1,441,622	100%	$256,018	100%	1,185,604	463.1%
Operating expenses:
Selling expenses	(25,428)	(1.8%)	(7,696)	(3.0%)	17,732	230.4%
General and administrative expenses	(1,672,148)	(116.0%)	(622,543)	(243.2%)	1,049,605	168.6%
Total	$(1,697,576)	(117.8%)	$(630,239)	(246.2%)	1,067,337	171.4%
Loss from operations	$(255,954)	(17.8%)	$(374,221)	(146.2%)	(118,267)	(31.6%)

Manufacturing business gross profit for the year ended March 31, 2018 was $353,066 compared with $109,283 for the year ended March 31, 2017. Gross profit accounted for 7.0% of our total manufacturing business revenue for the year ended March 31, 2018, compared with 4.0% for the year ended March 31, 2017.

Gross profit in our service business for the year ended March 31, 2018 was $1,088,557 and gross margin was 10.7%. Gross profit in our service business for the year ended March 31, 2017 was $146,735 and gross margin was 5.7%.

The increase in gross margin was due to the effective control of our cost through business restructuring in 2017 for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the years ended March 31, 2018 and 2017 was $25,428 and $7,696, respectively. Our selling expenses in our service segment for the year ended March 31, 2017 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the years ended March 31, 2018 and 2017 was $266,493 and $235,688, respectively. Our general and administrative expenses in our service segment, for the year ended March 31, 2018 and 2017 was $1,077,999 and $349,845, respectively. Our general and administrative expenses in our corporate and other segment for the year ended March 31, 2018 and 2017 was $327,656 and $37,010, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the year ended March 31, 2018 increased 230.4% to $25,428 from $7,696 for the year ended March 31, 2017.

General and administrative expenses for the year ended March 31, 2018 increased 168.6% to $1,672,148 from $622,543 for the year ended March 31, 2017. The increase was due to revenue generated for the year ended March 31, 2017 represents only four months results beginning December 2016 when the operating companies in the PRC were being acquired and consolidated to the Company, offset with the decrease in expenses as a result of cost cutting policy applied in 2017 including streamlining operating process and laying off redundant employees.

Income from operations

Loss from operations for the years ended March 31, 2018 and 2017 was 255,954 and $374,220, respectively. Income (loss) from operations of $61,145 and ($134,100) was attributed from our manufacturing segment for the years ended March 31, 2018 and 2017, respectively. Income from operations of $10,406 and ($203,110) was attributed from our service segment for the years ended March 31, 2018 and 2017, respectively. We incurred a loss from operations in corporate segment of $327,505 and $37,010 for the years ended March 31, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to the legal and professional fee in connection to the reverse merger transactions incurred in 2017.

Income Tax Expenses

Income tax expense for the years ended March 31, 2018 and 2017 was $19,342 and $13,577, respectively, a 42.5% increase compared to 2017. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2018 and 2017.

QYTG and YX were incorporated in the PRC and is subject to the PRC statutory tax rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the years ended March 31, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2018 and 2017.

Impairment Loss on Goodwill

For the year ended March 31, 2018, we recognized an impairment loss on goodwill of $454,659. A number of factors, including the overall financial performance, the slower than expected growth and trading conditions were considered. The goodwill impairment assessment process was conducted at the reporting units. We determined the fair value based on discounted cash flow calculations. Based on our impairment test of goodwill, the recoverable amount was lower than the carrying amount of the goodwill recorded and it was concluded that carrying amount of goodwill of $454,659 was impaired.

Net Income

We incurred a net loss of $709,396 and $371,802 for the years ended March 31, 2018 and 2017, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the year ended March 31, 2018, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2018 and 2017 is as follow:

	2018	2017
	(In U.S. dollars)
Net cash provided by operating activities	$1,880,166	$561,458
Net cash used in investing activities	$(3,122,828)	$227,711
Net cash provided by (used in) financing activities	$1,323,044	$(612,354)

Net cash used in operating activities consist of net loss of $709,396, increased by depreciation of $111,740 and impairment loss on goodwill of $454,659, and reduced by increase in change of operating assets and liabilities of $2,023,163. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of payment for acquisition of subsidiaries of $3,025,751 and purchase of plant and equipment of $97,077.

Net cash provided by financing activities consist of repayment of related party borrowings of $2,893,064 and we received related party proceeds of $797,422. repayment of third party borrowings of $2,391,411 and we received third party proceeds of $1,618,813.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, we had cash on hand of $264,806, total current assets of $6,394,568 and current liabilities of $8,623,045. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of March 31, 2018, the market foreign exchange rate had increased to RMB 6.28 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the years ended March 31, 2018 and 2017 was ($151,555) and $19,884, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the year ended March 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Addentax Group Corp. together with its subsidiaries (“the Company”) as of March 31, 2018 and 2017, and the related consolidated statements of income and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 7 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2018.

Singapore

July 16, 2018

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2018 AND 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$264,806	$176,905
Accounts receivables, net	3,416,618	4,776,878
Inventories, net	239,229	445,442
Other receivables	2,005,112	1,105,320
Advances to suppliers	266,377	322,556
Amounts due from related parties	202,426	127,552
Total current assets	6,394,568	6,954,653

NON-CURRENT ASSETS
Plant and equipment, net	648,540	663,203
Goodwill	475,003	929,662
Total non-current assets	1,123,543	1,592,865
TOTAL ASSETS	$7,518,111	$8,547,518

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,549,847	$1,610,643
Amount due to related parties	5,319,418	2,907,283
Advances from customers	1,561,861	1,047,817
Accrued expenses and other payables	185,855	199,283
Payable for acquisition of business	-	3,025,751
Income tax payable	6,064	723
Total current liabilities	8,623,045	8,791,500
TOTAL LIABILITIES	$8,623,045	$8,791,500

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the year ended March 31, 2018 and $0.001 par value, 500,000,000shares issued and outstanding for the year ended March 31, 2017)	$506,920	$500,000
Additional paid-in capital	(420,524)	(413,604)
Retained earnings	(1,081,198)	(371,802)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(131,671)	19,884
Total equity	(1,104,934)	(243,983)
TOTAL LIABILITIES AND EQUITY	$7,518,111	$8,547,517

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
REVENUES	$13,437,569	$5,335,501

COST OF REVENUES	(11,995,947)	(5,079,483)

GROSS PROFIT	1,441,622	256,018

OPERATING EXPENSES
Selling and marketing	(25,428)	(7,696)
General and administrative	(1,672,148)	(622,543)
Total operating expenses	(1,697,576)	(630,239)

LOSS FROM OPERATIONS	(255,954)	(374,221)

IMPAIRMENT LOSS ON GOODWILL	(454,659)	-

OTHER INCOME, NET	20,559	15,996

LOSS BEFORE INCOME TAX EXPENSE	(690,054)	(358,225)

INCOME TAX EXPENSE	(19,342)	(13,577)

NET LOSS	(709,396)	(371,802)
Foreign currency translation (loss) gain	(151,555)	19,884
TOTAL COMPREHENSIVE LOSS	(860,951)	$(351,918)

EARNINGS PER SHARE
Basic and diluted	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	506,920,000	500,000,000

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive income	Total Equity
BALANCE AT AUGUST 4, 2016 (i)	500,000,000	$500,000	$(413,604)	$-	$21,539	$-	$107,935
Foreign currency translation	-	-	-	-	-	19,884	19,884
Net income for the year	-	-	-	(371,802)	-	-	(371,802)
BALANCE AT MARCH 31, 2017	500,000,000	$500,000	$(413,604)	$(371,802)	$21,539	$19,884	$(243,983)

Recapitalization	6,920,000	6,920	(6,920)	-	-	-	-
Foreign currency translation	-	-	-	-	-	(151,555)	(151,555)
Net income for the year	-	-	-	(709,396)	-	-	(709,396)
BALANCE AT MARCH 31, 2018	506,920,000	$506,920	$(420,524)	$(1,081,198)	$21,539	$(131,671)	$(1,104,934)

(i)	Yingxi Industrial Chain Group Co., Ltd was incorporated on August 4, 2016.

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(709,396)	$(371,802)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	111,740	34,905
Loss from disposal of plant and equipment	-	6,129
Allowance for obsolete inventories	-	155,722
Impairment loss on goodwill	454,659	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,360,260	(780,593)
Inventories	206,213	21,398
Advances to suppliers	56,179	361,143
Amounts due from related parties	(74,879)	24,253
Other receivables	(181,528)	(20,713)
Increase (decrease) in:
Accounts payables	(60,796)	216,185
Amounts due to related parties	186,451	392,296
Accrued expenses and other payables	11,879	(69,400)
Advances from customers	514,044	569,673
Taxes payable	5,341	22,262
Net cash provided by operating activities	1,880,166	561,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(97,077)	-
Proceeds from sale of plant and equipment	-	5,871
Payment for acquisition of subsidiaries	(3,025,751)	-
Acquisition of businesses net of cash acquired	-	221,840
Net cash (used in) provided by investing activities	(3,122,828)	227,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	2,893,065	-
Repayment of related party borrowings	(797,422)	(28,998)
Proceeds from third party borrowings	1,618,813	696,816
Repayment of third party borrowings	(2,391,411)	(1,280,172)
Net cash provided by (used in) financing activities	1,323,045	(612,354)

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,383	176,815
Effect of exchange rate changes on cash and cash equivalents	7,581	90
Cash and cash equivalents, beginning of year	176,905	-
CASH AND CASH EQQIVALENTS, END OF YEAR	$264,806	$176,905

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (“ATXG”) was incorporated in Nevada on October 28, 2014, and before the transaction described below, ATXG is engaged in the field of producing images on multiple surfaces using heat transfer technology.

On December 28, 2016, ATXG acquired 250,000,000 shares of the issued and outstanding stock of Yingxi Industrial Chain Group Co., Ltd. (“Yingxi”). The 250,000,000 shares of Yingxi were acquired from the members of Yingxi in a share exchange transaction in return for the issuance of 500,000,000 shares of common stock of ATXG. The 250,000,000 shares of Yingxi constitute 100% of its issued and outstanding stock, and as a result of the transaction, Yingxi became a wholly-owned subsidiary of ATXG. And following the consummation of the reverse acquisition effective on September 25, 2017, and giving effect to the securities exchanged in the offering, the members of Yingxi will beneficially own approximately ninty-nine (99%) of the issued and outstanding common stock of ATXG. For accounting purposes, the Company was treated as an acquiree and Yingxi as an acquirer, as a result, the business and financial information contained in this report is that of the acquirer prior to the consummation date and that of the combined entity after that date.

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

Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2009. DT is a garment manufacturer.

2.	BASIS OF PRESENTATION, LIQUIDITY

The accompanying consolidated financial statements of the Company and its subsidiaries are prepared pursuant to the rules and regulations of the U.S Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $709,396 and $371,802 during the years ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, the Company had net current liability of $2,228,477 and $1,836,847, respectively, and an deficit on total equity of $1,104,934 and $243,980, respectively.

The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on the Company’s ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risks

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

(b)	Foreign Currency Translation

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

(c)	Use of Estimates

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

(d)	Fair Value Measurement

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

At March 31, 2018, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2018 and 2017.

(f)	Accounts Receivable

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended March 31, 2018 and 2017.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2018 and 2017.

	2018	2017
Customer A	56%	25%
Customer B	21%	15%
Customer C	12%	nil %
Customer D	6%	10%
Customer E	nil %	31%

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made allowance for obsolete finished goods of $nil and $155,722nil for the years ended March 31, 2018 and 2017, respectively.

During the years ended March 31, 2018 and 2017, approximately 45% and 81% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

(h)	Plant and Equipment

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

(i)	Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC350-30-50 “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of each years.

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

The Company tested goodwill for impairment as of March 31, 2018 and it was determined that recoverable amount of one of the Company’s reporting units was lower than the carrying amount of the goodwill recorded. Therefore it was concluded that carrying amount of goodwill of $454,659 was impaired.

(j)	Accounting for the Impairment of Long-Lived Assets

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

There was no impairment of long-lived assets as of March 31, 2018 and 2017.

(k)	Revenue Recognition

The Company recognizes manufacturing revenue from product sales, net of value added taxes, upon delivery at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Service revenue is recognized at the time at the point in time when delivery is completed, and the shipping terms of the contract have been satisfied.

Cost of revenues for manufacturing segment includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of for service segment includes gasoline and diesel fuel, toll charges and subcontracting fees.

(l)	Earnings Per Share

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of March 31, 2018 and 2017.

(m)	Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company does not have any material unrecognized tax benefits.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2018 and 2017. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to F21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense relating to the Tax Act changes for the year ended March 31, 2018.

(n)	Related party balances and transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(o)	Recently issued and adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company adopts ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and conclude there was no material impact on the Company’s revenue recognition policy.

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

4.	BUSINESS ACQUISITION

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

The following represents the purchase price allocation at the dates of the acquisition:
Cash and cash equivalents	$230,390
Other current assets	6,373,688
Plant and equipment	710,829
Goodwill	929,662
Current liabilities	(5,174,094)
Statutory reserves	(21,539)
Total purchase price	$3,048,936

5.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at March 31, 2018 and 2017 are as follows:

	2018	2017
Accounts receivable	$3,416,618	$4,776,878
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$3,416,618	$4,776,878

No allowance for doubtful accounts was made for the years ended March 31, 2018 and 2017.

6.	OTHER RECEIVABLES

Other receivables primarily represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees and third-party entities. These advances are unsecured and due on demand.

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd is a legal representative and principal shareholder
Bitun Apparel (Shenzhen) Co., Ltd	Huijun Ma is a legal representative
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the years:

Amounts due from related parties	2018	2017
Zhida Hong	$-	$9,190
Bihua Yang	-	118,358
Shenzhen Bitun Textile Co., Ltd.	39,883	-
Shenzhen Yingxi Investment & Development Co., Ltd.	162,543	4
	$202,426	$127,552

Amounts due to related parties	2018	2017
Zhida Hong	$38,196	$
Zhongpeng Chen	739,317	554,158
Dewu Huang	248,031	121,794
Yinping Ding	118,952	983,452
Jinlong Huang	338,115	1,218,846
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	3,665,347	-
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	159,356	-
Huizhu Ma	12,104	-
Bitun Apparel (Shenzhen) Co., Ltd	-	29,033
	$5,319,418	$2,878,250

Payables for acquisition of subsidiaries	2018	2017
Bitun Apparel (Shenzhen) Co., Ltd	-	1,584,247
Shenzhen Yingxi Investment & Development Co., Ltd.	-	1,440,224
	$-	$3,024,471

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORIES

Inventories consist of the following as of March 31, 2018 and 2017:

	2018	2017
Raw materials	$126,079	$300,592
Work in progress	113,150	340,330
Finished goods	-	261,060
Total	239,229	601,982
Less: allowance for obsolete inventories	-	(156,540)
Inventories, net	$239,229	$445,442

9.	ADVANCES TO SUPPLIERS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand.

10.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of March 31, 2018 and 2017:

	2018	2017
Production plant	155,529	$141,680
Motor vehicles	944,539	877,015
Office equipment	12,491	11,378
	1,112,559	1,030,073
Less: accumulated depreciation	(464,019)	(366,870)
Plant and equipment, net	648,540	$663,203

Depreciation expense for the years ended March 31, 2018 was $111,740 and $34,905, respectively.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2018 and 2017.

YX were incorporated in the PRC and is subject to the PRC federal statutory tax rate is 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2018 and 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2018 and 2017.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2018 and 2017.

No deferred taxes were recognized for the years ended March 31, 2018 and 2017.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2018	2017
PRC statutory tax rate	25%	25%
Temporary differences	(19%)	(4%)
Tax losses not recognized	(72%)	(25%)
Income tax expense	$(66%)	$(4%)

	2018	2017
PRC statutory tax rate	25%	25%
Computed expected benefits	$(172,514)	$(89,556)
Temporary differences	(20,389)	48,309
Tax losses not recognized	212,245	54,824
Income tax expense	$19,342	$13,577

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 11% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2018 and 2017. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the years ended March 31, 2018 and 2017 are as follows:

Revenues	2018	2017
Manufacturing segment	$5,069,699	$2,750,210
Service segment	8,367,870	2,585,291
	$13,437,569	$5,335,501

Income from operations by segment for the years ended March 31, 2018 and 2017 are as follows:

Operating income (loss)	2018	2017
Manufacturing segment	$61,145	$(134,100)
Service segment	10,406	(203,110)
Corporate and other	(327,505)	(37,010)
(Loss) income from operations	$(255,954)	$(374,220)
Manufacturing segment	13,481	(2,916)
Service segment	6,824	5,231
Corporate and other	(454,405)	13,681
(Loss) income before income tax	$(690,054)	$(358,225)
Income tax expense	(19,342)	(13,577)
Net (loss) income	$(709,396)	$(371,802)

Depreciation and amortization by segment for the years ended March 31, 2018 and 2017 are as follows:

Depreciation	2018	2017
Manufacturing segment	$28,657	$8,614
Service segment	83,083	26,291
	$111,740	$34,905

Total assets by segment at March 31, 2018 and 2017 are as follows:

Total assets	2018	2017
Manufacturing segment	$3,775,765	$5,328,211
Service segment	3,391,945	3,099,276
Corporate and other	350,400	120,031
	$7,518,111	$8,547,518

Goodwill by segment at March 31, 2018 and 2017 is as follows:

Goodwill	2018	2017
Manufacturing segment	$475,003	$475,003
Service segment	-	454,659
	$475,003	$929,662

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use budget for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and its expectations on market development. Based on the impairment test of goodwill, the recoverable amount was lower than the carrying amount of the goodwill recorded and it was concluded that carrying amount of goodwill of $454,659 was impaired.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2018 and 2017:

	2018	2017
Loan from third parties (i)	$56,739	$104,040
Employee advances	1,073	987
Accrued wages and welfare	66,972	91,441
Other payables	61,071	2,815
	$185,855	$199,283

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

14.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At March 31, 2018 and 2017, the paid-up statutory reserve was RMB148,418 or $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

15.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2019. Rent expense for the years ended March 31, 2018 and 2017 was approximately $97,634 and $30,405, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

2019	$10,613

16.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of March 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3. We did not implement appropriate information technology controls – As at March 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and director are as follows:

Name & Address	Age	Title	Date of Position
Hong, Zhida	27	Chairman of the Board, Chief Executive Officer, President, Treasurer, and Secretary	March 10, 2017

Yu, Keying	68	Director	March 10, 2017

Hong Zhida, Chairman, CEO, President, Secretary and Treasurer

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2018 and March 31, 2017:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong CEO	2018	$0	0	0	0	0	0	0	$0
	2017	$0	0	0	0	0	0	0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 6th, 2018 concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2018, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2018, we incurred approximately $76,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2018 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on July 16th, 2018.

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

