Form 10-Q
period 2018-06-30
ADDENTAX GROUP CORP.
filed 2018-08-20
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification Number)

Floor 13th, Building 1, Block B, Zhihui Square,

Nanshan District, Shenzhen City, China 518000

(Address of principal executive offices)

+ (86) 755 86961 405

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes      [X] No

As of August 20, 2018, there were 506,920,000 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the year three months ended June 30, 2018 and 2017

3

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2018 (UNAUDITED) AND MARCH 31, 2018 (AUDITED)

	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$301,640	$264,806
Accounts receivables, net	3,264,347	3,416,618
Inventories, net	173,594	239,229
Other receivables	2,163,472	2,005,112
Advances to suppliers	258,328	266,377
Amounts due from related parties	252,885	202,426
Total current assets	6,414,266	6,394,568

NON-CURRENT ASSETS
Plant and equipment, net	643,327	648,540
Goodwill	475,003	475,003
Total non-current assets	1,118,330	1,123,543
TOTAL ASSETS	$7,532,596	$7,518,111

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$2,793,001	$1,549,847
Amount due to related parties	5,102,919	5,319,418
Advances from customers	556,461	1,561,861
Accrued expenses and other payables	267,009	185,855
Income tax payable	4,141	6,064
Total current liabilities	8,723,531	8,623,045
TOTAL LIABILITIES	$8,723,531	$8,623,045

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the three months ended June 30, 2018 and the year ended March 31, 2018 )	$506,920	$506,920
Additional paid-in capital	(420,524)	(420,524)
Retained earnings	(1,242,104)	(1,081,198)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(56,766)	(131,671)
Total equity	(1,190,935)	(1,104,934)
TOTAL LIABILITIES AND EQUITY	$7,532,596	$7,518,111

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
REVENUES	$2,731,793	$3,639,409

COST OF REVENUES	(2,437,174)	(3,366,652)

GROSS PROFIT	294,619	272,757

OPERATING EXPENSES
Selling and marketing	(4,720)	(11,926)
General and administrative	(463,900)	(375,808)
Total operating expenses	(468,620)	(387,734)

LOSS FROM OPERATIONS	(174,001)	(114,977)

OTHER INCOME (EXPENSE), NET	13,704	(1,616)

LOSS BEFORE INCOME TAX EXPENSE	(160,297)	(116,593)

INCOME TAX EXPENSE	(609)	(2,243)

NET LOSS	(160,906)	(118,836)
Foreign currency translation gain (loss)	74,905	(48,454)
TOTAL COMPREHENSIVE LOSS	(86,001)	$(167,290)

EARNINGS PER SHARE
Basic and diluted	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	506,920,000	500,000,000

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,906)	$(118,836)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	30,805	27,527
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	152,271	(381,166)
Inventories	65,636	150,267
Advances to suppliers	8,049	(489,606)
Other receivables	25,796	(85,643)
Increase (decrease) in:
Accounts payables	1,243,154	962,315
Accrued expenses and other payables	132,582	699,538
Advances from customers	(1,005,399)	(820,138)
Taxes payable	(1,923)	1,263
Net cash provided by (used in) operating activities	490,065	(54,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(25,592)	(12,695)
Payment for acquisition of subsidiaries	-	(3,025,751)
Net cash (used in) provided by investing activities	(25,592)	(3,038,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	294,043	4,633,089
Repayment of related party borrowings	(561,001)	(644,301)
Proceeds from third party borrowings	840,670	14,481
Repayment of third party borrowings	(998,627)	(167)
Net cash provided by (used in) financing activities	(424,915)	4,003,102

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,558	910,177
Effect of exchange rate changes on cash and cash equivalents	(2,724)	14,489
Cash and cash equivalents, beginning of year	264,806	176,905
CASH AND CASH EQQIVALENTS, END OF YEAR	$301,640	$1,101,571

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

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

The Company incurred net losses of $160,906 and $118,836 during the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and March 31, 2018, the Company had net current liability of $1,190,935 and $1,104,934, respectively, and an deficit on total equity of $1,190,934 and $1,104,934, respectively.

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

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

At June 30, 2018, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and March 31, 2018.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three months ended June 30, 2018 and 2017.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable June 30, 2018 and March 31, 2018.

	June 30, 2018		March 31, 2018
Customer A	55%		56%
Customer B	nil	%	21%
Customer C	nil	%	12%
Customer D	nil	%	6%

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods was made for the three months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018 and 2017, approximately 71% and 77% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

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

There was no impairment of long-lived assets as of June 30, 2018 and March 31, 2018.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of June 30, 2018 and March 31, 2018.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended June 30, 2018 and 2017. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to F21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense relating to the Tax Act changes for the three months ended June 30, 2018.

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

(o)	Recently issued and adopted accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard will be effective for the Company on September 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

The following represents the purchase price allocation at the dates of the acquisition:

Cash and cash equivalents	$230,390
Other current assets	6,373,688
Plant and equipment	710,829
Goodwill	929,662
Current liabilities	(5,174,094)
Statutory reserves	(21,539)
Total purchase price	$3,048,936

5.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at June 30, 2018 and March 31, 2018 are as follows:

	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Accounts receivable	$3,264,347	$3,416,618
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$3,264,347	$3,416,618

No allowance for doubtful accounts was made for the three months ended June 30, 2018 and 2017.

6.	OTHER RECEIVABLES

Other receivables primarily represent refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees and third-party entities. These advances are unsecured and due on demand.

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd is a legal representative and principal shareholder
Bitun Apparel (Shenzhen) Co., Ltd	Huijun Ma is a legal representative
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of June 30, 2018 and March 31, 218

Amounts due from related parties	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Yinping Ding	$27,732	$-
Bihua Yang	65,533	-
Shenzhen Bitun Textile Co., Ltd.	5,508	39,883
Shenzhen Yingxi Investment & Development Co., Ltd.	154,112	162,543
	$252,885	$202,426

Amounts due to related parties	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Zhida Hong	$161,045	38,196
Zhongpeng Chen	831,963	739,317
Dewu Huang	215,297	248,031
Yinping Ding	-	118,952
Jinlong Huang	363,572	338,115
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	3,399,600	3,665,347
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	119,965	159,356
Huizhu Ma	11,477	12,104
	$5,012,919	$5,319,418

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORIES

Inventories consist of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Raw materials	$111,533	$126,079
Work in progress	62,061	113,150
Total	173,594	239,229
Less: allowance for obsolete inventories	-	-
Inventories, net	$173,594	$239,229

9.	ADVANCES TO SUPPLIERS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand.

10.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Production plant	$147,461	$155,529
Motor vehicles	953,637	944,539
Office equipment	11,843	12,491
	1,112,941	1,112,559
Less: accumulated depreciation	(469,614)	(464,019)
Plant and equipment, net	$643,327	$648,540

Depreciation expense for the three months ended June 30, 2018 and 2017 was $30,805 and $27,527, respectively.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2018 and 2017.

YX were incorporated in the PRC and is subject to the PRC federal statutory tax rate is 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2018.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2018 and 2017.

No deferred taxes were recognized for the three months ended June 30, 2018 and 2017.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(40,074)	$(17,695)
Temporary differences	(1,949)	(38,164)
Tax losses not recognized	42,632	58,102
Income tax expense	$609	$2,243

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 11% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2018. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2018 and 2017 are as follows:

Revenues	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Manufacturing segment	$1,142,490	$1,309,586
Service segment	1,589,303	2,329,823
	$2,731,793	$3,639,409

Income from operations by segment for the three months ended June 30, 2018 and 2017 are as follows:

Operating income (loss)	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Manufacturing segment	$12,856	$(33,296)
Service segment	(58,543)	(32,510)
Corporate and other	(128,314)	(49,171)
Loss from operations	$(174,001)	$(114,977)
Manufacturing segment	10,988	(1,595)
Service segment	121	(21)
Corporate and other	2,595	-
Loss before income tax	$(160,297)	$(116,593)
Income tax expense	(609)	(2,243)
Net loss	$(160,906)	$(118,836)

Depreciation and amortization by segment for the three months ended June 30, 2018 and 2017 are as follows:

Depreciation	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Manufacturing segment	$8,246	$7,694
Service segment	22,560	19,833
	$30,805	$27,527

Total assets by segment at June 30, 2018 and March 31, 2018 are as follows:

Total assets	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Manufacturing segment	$3,736,989	$3,775,765
Service segment	3,518,081	3,391,945
Corporate and other	277,526	350,400
	$7,532,596	$7,518,111

Goodwill by segment at June 30, 2018 and March 31, 2018 is as follows:

Goodwill	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use budget for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and its expectations on market development. Based on the impairment test of goodwill, the recoverable amount was lower than the carrying amount of the goodwill recorded and it was concluded that carrying amount of goodwill of $454,659 was impaired as of March 31, 2018.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
	(unaudited)	(audited)
Loan from third parties (i)	$79,798	$56,739
Employee advances	1,027	1,073
Accrued wages and welfare	114,214	66,972
Other payables	71,970	61,071
	$267,009	$185,855

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

14.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At June 30, 2018 and March 31, 2018, the paid-up statutory reserve was RMB148,418 or $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

15.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2019. Rent expense for the three months ended June 30, 2018 and 2017 was approximately $28,010 and $19,009, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

2019	$22,641
2020	2,516
25,157

16.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended March 31, 2018 found in our Annual Report on Form 10-K (as amended). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K (as amended), and amendments thereto.

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on July 6, 2018 (as amended) are those that depend most heavily on these judgments and estimates. As of June 30, 2018, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Addentax” and “Addentax Group Corp.” refer specifically to Addentax Group Corp. and its consolidated subsidiaries including Dongguan Heng Sheng Wei Garments Co., Ltd, which is wholly-owned; Shantou Chenghai Dai Tou Garments Co., Ltd, which is wholly-owned; Shenzhen Xin Kuai Jie Transportation Co., Ltd, which is wholly-owned; Shenzhen Hua Peng Fa Logistic Co., Ltd, which is wholly-owned; and ingxi Industrial Chain Group Co., Ltd., which is wholly-owned.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2018 (as amended).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Corporate History

Addentax Group Corp., was incorporated in the State of Nevada on October 28, 2014. We were originally incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. We no longer pursue opportunities related to 3D printing positioning.

We have a fiscal year-end of March 31.

On July 12, 2016, we filed an amendment to our articles of incorporation, which amendment was effectuated by our transfer agent on July 20, 2016. The certificate of amendment was filed in order to undertake a two for one forward stock split and increase our authorized shares of common stock, par value $0.001 per share, to 150,000,000 shares, which forward stock split has been retroactively reflected throughout this Report.

Current Business

Effective December 28, 2016, the Company executed a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. Yingxi Industrial Chain Group Co., Ltd. (“YICG”) is currently a garment manufacturer. Intending to diversify its service portfolio, the Company plans to develop another branch of business: international supply chain management consulting service, which will focus exclusively on the textile & garments industry. The Company plans to assist clients to open textile and garment sales outlets throughout China. The Company will also provide assistance services in plan implementation. Pursuant to the Agreement, which closed on September 25, 2017, the Company issued five hundred million (500,000,000) restricted common shares of the Company to the owners of Yingxi Industrial Chain Group Co., Ltd. in consideration for the acquisition of YICG.

After the Share Exchange, YICG’s business became our business. We are a garment manufacturer and logistic service provider based in China. Our common stock is listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: Garment manufacturing and logistics services.

Our garment manufacturing business consists of sales made principally to wholesalers located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through two wholly-owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”) and Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), which are located in the Guangdong province, China.

Our logistic business consists of delivery and courier services covering approximately 20 provinces in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly-owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), which are located in the Guangdong province, China.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit. In the future, we plan to develop our growth opportunities and continued investment initiatives to provide value-added consulting services to the apparel supply-chain companies and retailers in China.

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2018, we provide logistic service to 30 cities in approximately 20 provinces. We expect to develop additional 20 logistic point in existing serving cities in the third quarter and forth quarter of 2018 and improve company’s profit in 2019 fiscal year.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of garment sales in our second and third quarters and higher logistic service revenue in our third and fourth fiscal quarters. These trends primarily result from the timing of seasonal garment manufacturing shipments and holiday periods in the logistic segment.

Garment manufacturing business

For our new customers, we generally require orders placed to be backed by advances or deposits. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following the delivery of finished goods.

Logistic business

For logistic service, we generally receive payments from the customers between 30 to 90 days following the date of the register of our receipt of packages.

Future Business

In addition to our garment manufacturing business, we also want to kick start our supply chain management consulting service. Our supply chain management consulting service is still under development with no active clients. However, due to the uniqueness of our business model, we have attracted over 30 potential clients strongly interested in our proposed service. All of those potential clients are located in China. We plan to put our proposed service into operation in the second or third quarter of calendar 2018.

To help ensure the quality of our business, we conduct strict rules for our potential clients.

Client Qualifications: To sign a servicing contract with the Company, a potential client must:

1.	Be established and validly existing pursuant to relevant laws and regulations;
2.	Demonstrate that they have a good business reputation and operating performance, and comply with professional ethics; and
3.	Have not breached any law or regulation, or have received any administrative penalty from a regulatory body or other department in the past twenty-four months.

Medium and small-sized enterprises all over the world can search for our service, but our current focus is on helping clients in China.

Many medium-small sized enterprises in China experience the problem of business maintenance or expansion in the textile and garments industry where increasing operational costs cause decreasing profit. Most seek to employ new business models that can increase a company’s competitive advantage and increase sales. We have found that due to the limitation of resources and information, management of these enterprises find it hard to design a suitable plan for their company’s sustainable development.

To assist these enterprises, we set up a research team to carry out extensive investigation and integrate necessary industry information and resources which can help us to work out the best plan for our clients.

The research will include:

1.	Client diligence: To collect details on the client including its financial reports, management, planned business model, internal systems, operation flows and other important information;
2.	Relevant business partner research: Focus on the raw material supplier and product buyer, and conduct comprehensive analysis;
3.	Market research: To discover the actual market demands and market share; and
4.	Environment research: Research and analyze the environment of policy, economy, technology and legal.

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

Operation Assistance Service

We can help clients to sort out all the individual parts (i.e., Raw Materials Supply, Manufacturing, Product Design and Marketing) within the whole operation chain, and assist them to fix weaknesses. We can also help clients to reallocate the resources they own and improve their operational efficiency.

Logistics and International Trading Service

We develop and apply our “YX logistics system” to improve our client’s transportation efficiency. Our YX logistics system mainly provides three services to our clients: transportation service; storage & distribution service; and bulk purchasing service.

We also work with qualified international trading companies to help expand our clients’ global market share. Currently we build trading routes to various areas like America, Australia and Africa which can help clients lower international trading costs.

Financial Services

We will offer financial services to selected clients. The services including long term & short term loans which we provide to clients, financing services and inventory pledge services. Also, we plan to build a third party payment center which can improve clients’ capital turnover. Clients will be able to employ the third party payment center to process transactions and accept the payment terms and payment period we set. As the third party guarantor, we could help our clients to pay or receive payments on time.

Plan implementation Assistance:

We have already built strategic cooperative relationships with over 40 textile and garments industry related entities. We are available to assist our clients to deal with various issues and problems.

Additional Services

Team Establishment:

We will assist clients to establish an organizational structure and a management team best suited for their business plan.

Headhunting Services:

We work with headhunting companies, i.e., companies that provide employment or recruiting services to find the most qualified managers and professionals to meet the specific needs of our clients.

Follow-up Service:

We provide clients with continuous consultancy and follow-up services throughout the entire startup and service period.

Markets

Currently, our market focuses on small and medium-sized enterprises in China who have business expansion plans.

Sufficiency of Cash Flows

Because current cash balances and our projected cash generated from operations are not sufficient to meet our cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

We have one major debtor that accounted for approximately 55% of accounts receivable for the period ended June 30, 2018. We have spent tremendous effort on the collection with the goal of receiving full payment as soon as possible. The debtor had signed a settlement agreement to commit that the full payment amount will be settled by the end of September, 2018.

Recently issued and adopted accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update

(“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard will be effective for the Company on September 1, 2018.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. The Company evaluated the impact of adopting the new standard and conclude there was no material impact on the Company’s revenue recognition policy.

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

In January, 2017, the FASB issued 2017-01 “Business Combinations”, effective for the annual reporting period beginning after December 15, 2017, and interim period within that period. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business. We evaluated the impact of adopting the new standard on our consolidated financial statements and conclude there was no material impact to our financial statements.

In February 2017, the FASB issued ASU 2017-05 “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”, effective for the annual reporting period beginning after December 15, 2017, including the interim reporting period within that period. This update provides guidance on the recognition of gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to counterparties that are not customers. We evaluated the impact of adopting the new standard on our consolidated financial statements and concluded there was no material impact to our financial statements.

We review new accounting standards as issued. We have not identified any other new standards that we believe will have a significant impact on our consolidated financial statements.

Results of Operations for the three months ended June 30, 2018 and 2017

The following tables summarize our results of operations for the three months ended June 30, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$2,731,793	100%	$3,639,409	100%	$(907,616)	(24.9%)
Cost of revenues	(2,437,174)	89.2%	(3,366,652)	92.5%	(929,478)	(27.6%)
Gross profit	294,619	10.8%	272,757	7.5%	21,862	8.0%
Operating expenses	(468,620)	(17.2%)	(387,734)	(10.7%)	80,886	20.9%
Loss from operations	(174,001)	(6.4%)	(354,520)	(3.2%)	(180,519)	(50.9%)
Other income (expense), net	13,704	0.5%	(1,616)	(0.0%)	15,320	(948.0%)
Income tax expense	(609)	(0.0%)	(2,243)	(0.1%)	(1,634)	(72.8%)
Net loss	$(160,906)	(5.9%)	$(116,593)	(3.3%)	$44,313	38.0%

Revenue

Revenue generated from our garment manufacturing business contributed $1,142,490 or 41.8% of our total revenue for the three months ended June 30, 2018. Revenue generated from our garment manufacturing business contributed $1,309,586 or 36.0% of our total revenue for the three months ended June 30, 2017. The decrease was due to we terminated business with certain customers with low profit margin during the three months ended June 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Revenue generated from our logistic business contributed $1,589,303 or58.2% of our total revenue for the three months ended June 30, 2018. Revenue generated from our logistic business contributed $2,329,823 or 64% of our total revenue for the three months ended June 30, 2017. The decrease was due to we terminated business with certain customers with low profit margin during the three months ended June 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Total revenue for the three months ended June 30, 2018 was $2,731,793, a 24.9% decrease compared with the three months ended June 30, 2017. The decrease was due to we terminated business with certain customers with low profit margin during the three months ended June 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Cost of revenue

	Three Months Ended June 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$1,142,490	100%	$1,309,586	100%	$(167,096)	(12.8%)
Raw materials	922,080	80.7%	1,131,136	86.4%
Labor	117,186	10.3%	110,650	8.4%
Other and Overhead	13,155	1.1%	23,482	1.8%
Total cost of revenue for garment manufacturing	1,052,421	92.1%	1,265,268	96.6%	(212,847)	(16.8%)
Gross profit for garment manufacturing	90,068	7.9%	44,318	3.4%	45,750	103.23%
Net revenue for logistic service	1,589,303	100%	2,329,823	100%	(740,520)	(31.8%)
Fuel and toll	619,860	39.0%	1,507,207	64.7%
Subcontracting fees	764,893	48.1%	594,177	25.5%
Total cost of revenue for logistic service	1,384,753	87.1%	2,101,384	90.2%	(716,631)	(34.1%)
Gross Profit for logistic service	204,550	12.9%	228,439	9.8%	(23,889)	(10.5%)
Total cost of revenue	$2,437,174	89.2%	$3,366,652	92.5%	$(929,478)	(27.6%)
Gross profit	$294,619	10.8%	$272,757	7.5%	$21,862	8.0%

Cost of revenue for our manufacturing segment for the three months ended June 30, 2018 and 2017 was $1,052,421 and $1,265,268, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended June 30, 2018 and 2017 was $1,384,753 and $2,101,384, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 71.2% and 76.5% of raw materials purchases for the three months ended June 30, 2018 and 2017, respectively. Two and four suppliers provided more than 10% of our raw materials purchases for the three months ended June 30, 2018 and 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 41.7% of total cost of revenues for our service segment for the three months ended June 30, 2018. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 80.7% of our total manufacturing business revenue in the three months ended June 30, 2018, compared with 86.4% in the three months ended June 30, 2017. The decrease was mainly due to our cost-cutting measures on materials cost have been in place and the decrease in raw materials purchase.

Labor costs for our manufacturing business were10.3% of our total manufacturing business revenue in the three months ended June 30, 2018, compared with8.4% in the three months ended June 30, 2017. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 1.1% of our total manufacturing business revenue for the three months ended June 30, 2018, compared with 1.8% of total manufacturing business revenue for the three months ended June 30, 2017.

Fuel and toll costs for our service business for the three months ended June 30, 2018 were $619,860 compared with $1,507,207 for the three months ended June 30, 2017. Fuel and toll costs for our service business accounted for 39.0% of our total service revenue for the three months ended June 30, 2018, compared with 64.7% for the three months ended June 30, 2017. The decrease was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the three months ended June 30, 2018 increased 78.2% to $764,893 from $594,177 for the three months ended June 30, 2017. Subcontracting fees accounted for 48.1% and 25.5% of our total service business revenue in the three months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the three months ended June 30, 2018 was $2,437,174, a 27.6% decrease from $3,366,652 for the three months ended June 30, 2017. Total cost of sales as a percentage of total sales for the three months ended June 30, 2018 was 89.2%, compared with 92.5% for the three months ended June 30, 2017. Gross margin for the three months ended June 30, 2018 was 10.8% compared with 7.5% for the three months ended June 30, 2017.

Gross profit

	Three Months Ended June 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$294,619	100%	$272,757	100%	21,862	8.0%
Operating expenses:
Selling expenses	(4,720)	(1.6%)	(11,926)	(4.4%)	(7,206)	(60.4%)
General and administrative expenses	(463,900)	(157.5%)	(375,808)	(137.8%)	88,092	23.4%
Total	$(468,620)	(159.1%)	$(387,734)	(142.2%)	80,886	20.9%
Loss from operations	$(174,001)	(59.1%)	$(114,977)	(42.2%)	59,024	51.3%

Manufacturing business gross profit for the three months ended June 30, 2018 was $90,069 compared with $44,318 for the three months ended June 30, 2017. Gross profit accounted for 7.9% of our total manufacturing business revenue for the three months ended June 30, 2018, compared with 3.4% for the three months ended June 30, 2017.

Gross profit in our service business for the three months ended June 30, 2018 was $204,550 and gross margin was 12.9%. Gross profit in our service business for the three months ended June 30, 2017 was $228,439 and gross margin was 9.8%.

The increase in gross margin was due to the implementation of cost-cutting measures and the effective control on our costs to increase profitability during the three months ended June 30, 2018.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended June 30, 2018 and 2017 were $4,720 and $11,92, respectively. Our selling expenses in our service segment for the three months ended June 30, 2018 and 2017 were $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the three months ended June 30, 2018 and 2017 were $72,492 and $65,688, respectively. Our general and administrative expenses in our service segment, for the three months ended June 30, 2018 and 2017 were $263,094 and $260,948, respectively. Our general and administrative expenses in our corporate and other segment for the three months ended June 30, 2018 and 2017 were $144,336 and $33,149, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the three months ended June 30, 2018 decreased 60.4% to $4,720 from $11,926 for the three months ended June 30, 2017.

General and administrative expenses for the three months ended June 30, 2018 increased 23.4% to $463,900 from $375,808 for the three months ended June 30, 2017. The increase was mainly due to the increased in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income from operations

Loss from operations for the three months ended June 30, 2018 and 2017 was $174,001 and $114,977, respectively. (Loss) income from operations of $12,856 and ($33,296) was attributed from our manufacturing segment for the three months ended June 30, 2018 and 2017, respectively. (Loss) income from operations of ($58,543) and ($32,510) was attributed from our service segment for the three months ended June 30, 2018 and 2017, respectively. We incurred a loss from operations in corporate segment of ($128,314) and ($49,171) for the three months ended June 30, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to the increased in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income Tax Expenses

Income tax expense for the three months ended June 30, 2018 and 2017 was $609 and $2,243, respectively, a 72.8% decrease compared to the same period of 2017. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2018 and 2017.

QYTG and YX were incorporated in the PRC and are subject to the PRC statutory tax rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company is a U.S entity and is subject to United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2018 and 2017.

Net Income

We incurred a net loss of $160,906 and $118,836 for the three months ended June 30, 2018 and 2017, respectively. Our basic and diluted earnings per share were $0.0 and $0.0 for the three months ended June 30, 2018 and 2017, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2018 and 2017 is as follow:

	2018	2017
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$490,065	$(54,479)
Net cash used in investing activities	$(25,592)	$(3,038,446)
Net cash provided by financing activities	$(424,915)	$4,003,102

Net cash used in operating activities consist of net loss of $160,906, increased by depreciation of $30,805, and increased by decrease in change of operating assets and liabilities of $359,964. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon receipt of customers’ orders.

Net cash used in investing activities consist of purchase of plant and equipment of $25,592.

Net cash provided by financing activities consist of repayment of third party borrowings of $998,627 and we received third party proceeds of $840,670; and repayment of related party borrowings of $561,001 and we received related party proceeds of $294,043.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, we had cash on hand of $301,640, total current assets of $6,414,266 and current liabilities of $8,723,531. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long-term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations. Our future operating results depend on many factors, including demand for our services, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our services, until such time as we generate revenues sufficient to support our operations, if ever. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of June 30, 2018, we had approximately $8,723,531 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2018, the market foreign exchange rate had increased to RMB 6.619 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the three months ended June 30, 2018 was $74,905.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our properties or assets is the subject, nor are we aware of any such proceedings that are contemplated by any civil entity, any regulatory agency or governmental authority.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Commission on July 6, 2018 (as amended from time to time), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K (as amended from time to time), prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended March 31, 2018 (as amended from time to time), under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.

Date: August 20, 2018	/s/ Hong Zhida
Hong Zhida
President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.2	Bylaws		S-1	3.2	8/5/2015	333-206097
10.1	Loan Agreement, dated March 2, 2015		S-1	10.1	8/5/2015	333-206097
10.2	Contract of the sale goods, dated February 3, 2015		S-1	10.2	8/5/2015	333-206097
10.3	Lease Agreement, dated December 15, 2014		S-1	10.3	8/5/2015	333-206097
10.4	Verbal Agreement, dated October 28, 2014		S-1	10.4	8/5/2015	333-206097
10.5	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.6	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.7	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
16.1	Letter, dated October 27, 2015 from Cutler & Co. LLC to the Securities and Exchange Commission.		8-K	16.1	10/27/2015	333-206097
16.2	Letter from Pritchett Siler & Hardy, PC dated February 22, 2017		8-K	16.1	2/22/2017	333-206097
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

