Form 10-K/A
period 2018-03-31
ADDENTAX GROUP CORP.
filed 2018-09-21
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) amends Addentax Group Corp.’s (the “Company’s”) Annual Report on Form 10-K for the year ended March 31, 2018 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on July 16, 2018. This Amendment makes significant changes and updates to the Original 10-K, including, but not limited to, correcting certain disclosures on the cover page hereof, updating and clarifying the disclosures under Part I, Item 1; including risk factors under Part I, Item 1A; updating the disclosures in Part I, Item 2 and 3, Part II, Items 5, 7, 8, 9, 9A, Part III, Items 10, 11, 12, 13, 14, and Part IV, Item 15, as well as the Exhibit Index included herewith and the signature page hereto and to include certain additional exhibits with this filing. This Amendment amends, restates and replaces in its entirety the Original Form 10-K.

PART I

Item 1. Business

Forward-looking statements

Statements made in this Form 10-K/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Financial information contained in this report and in our financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Addentax,” and “Addentax Group Corp.” refer specifically to Addentax Group Corp. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the document upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Corporate History

Addentax Group Corp., was incorporated in the State of Nevada on October 28, 2014. We were originally incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. We no longer pursue opportunities related to 3D printing positioning.

We have a fiscal year-end of March 31. Our business offices are located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000. Our telephone number is +(86) 755 8696 1405.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2018, we provide logistic service to 30 cities in approximately 20 provinces. We expect to develop an additional 20 logistic points in existing serving cities in the third quarter and fourth quarter of 2018 and improve the Company’s profit in the 2019 fiscal year.

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

Future Business

In addition to our garment manufacturing business, we also want to kick start our supply chain management consulting service. Our supply chain management consulting service is still under development with no active clients. However, due to the uniqueness of our business model, we have attracted over 30 potential clients strongly interested in our proposed service. All of those potential clients are located in China. We plan to put our proposed service into operation in the third quarter of calendar 2018 or the first quarter of calendar 2019.

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

To assist these enterprises, we set up a research team (currently totaling six persons) to carry out extensive investigation and integrate necessary industry information and resources which can help us to work out the best plan for our clients.

The research is planned to include:

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

We plan to develop a multi-task Industrial Chain Service System which we plan to call “Adden Chain” not only for providing business solutions to clients, but also assisting the clients to fully realize their business plan and potential.

Our company’s services can be divided into three parts:

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

Financial Services

We will offer financial services to selected clients. The services include long term & short term loans which we provide to clients, financing services and inventory pledge services. Also, we plan to build a third party payment center which can improve clients’ capital turnover. Clients will be able to employ the third party payment center to process transactions and accept the payment terms and payment period we set. As the third party guarantor, we could help our clients to pay or receive payments on time.

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

Government Regulations

Currently there are no government regulations regarding our type of services in China. The Chinese government encourages small-medium sized traditional industry companies to conduct business model transformation and technology updates, which may help companies gain more competitive advantages in international markets.

Other than the required adherence to general business laws and regulatory disclosures, our services are not affected by any specific additional Chinese government regulations. However, this does not preclude the possibility that China will institute regulations that will make it difficult or impossible for us to operate successfully, if at all, in China, in the future, and if that were the case, we would have to focus our business on companies located outside China.

Intellectual Property

We do not have any intellectual property currently. We are in the process of registering trademarks based on our new business model. We expect to receive approval of our registration in China by the end of 2018.

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

Employees

As of July 16, 2018, we have 7 full-time employees, of which 1 is in the administrative department, 2 are in the consultancy service department, 2 are in the research & analysis department and 2 are in the technological department. We will employ qualified staff from time to time to meet our development needs.

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

Item 1A. Risk Factors

We believe that there are certain risks involved in our operations, many of which are beyond our control. These risks can be categorized into (i) risks associated with our company; (ii) general risks associated with business operations in China; (iii) dependence on our current officers; and (iv) risks associated with our common stock. Additional risks and uncertainties presently not known to us or not expressed or implied below, or that we currently deem immaterial could also harm our business, financial condition, and operational results. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section. In the event that any of the events described in the risk factors below occur, it could have a material adverse effect on our operations and cash flow and cause the value of our securities to decline in value or become worthless.

Risks Associated with Our Company

As our business represents a new experiment in the garments & textiles industry and few of our competitors employ our experimental business model, it is difficult to determine if the model can be successfully implemented.

Our company focuses on the garments & textiles industry, providing consulting services and solutions intended to transform client companies. We have already built cooperative relationships with more than 40 companies. We are also building a research & investigation team to assist us in devising the most suitable development plans for our clients. Based on our study, few if any companies in China provide this kind of specialized consulting services. For the few companies that do provide supply chain consulting services in the garment & textile industry, such companies tend to focus exclusively on the domestic market and do not provide any sophisticated insights into the global market. Although our potential clients for consulting services are Chinese, they frequently inquire about business opportunities overseas. Our new, experimental business model offers Chinese clients critical information from all around the world, enabling our clients to make the best supply chain strategy possible. We are confident that the market demand for our consulting services is high, especially with medium-small sized entities. At this time, we are aware of no comparable company that could provide relevant market performance data that would be relevant in forecasting our success. We cannot yet predict whether or not we will be able to satisfy our clients’ needs and effectively implement our business model.

Research & development expenses are high and we will not generate profits immediately.

In order to increase clients’ competitive advantages and provide them with a powerful platform, our company will need to employ a professional staff that can provide excellent service for our clients. This requires the Company to invest heavily in developing a research team and establishing a sustainable service operation. However, it will take time to effectively develop the client businesses that are utilizing our service. This means that, even after a large initial investment, it is unlikely that we will begin realizing profits immediately. If our company is not careful in allocating capital and resources, the result might be failure of our venture.

Our business model requires the use and training of outside personnel, some of whom may not be available to provide qualified services when needed.

As new employees transition into their positions, the process may lead to delays or interruptions of productive work and inefficient formal orientation programs often fail to provide measurable benefits for the Company. Staff turnover can also cause losses to the Company. Our business model requires us to contract services from outside personnel in other countries. Such outside personnel is necessary to assist our research and investigation team. Our future business plan involves supply chain management consulting service. We will need to establish a research and investigation team to gather data from both domestic and international sources which data then can be used by our consultants to formulate strategic plans for our clients. We are a development-stage company with a research and investigation team that has yet to be fully developed. The data gathering process, at a global level, can be very cumbersome. As a result, outside effort is frequently needed to make sure our development and investigation effort can match the development of our company. These outside personnel will be selected in accordance with specific standards and provided with adequate training to ensure that they will be familiar with all relevant aspects of our business. Individual levels of trainability, professionalism, and work ethic will vary and may not always meet the strict requirements of our business. Additionally, outside personnel may not be available when needed, which may affect customer satisfaction, the Company’s public image, and future business development opportunities. If we are not able to recruit and effectively train the required personnel, our Company may face significant challenges and, ultimately, fail.

Our Company’s industrial chain service is based on a professional investigation program.

We will need to build a research & investigation team with the high degree of professionalism that is necessary to implement our program and meet our operational needs. The research & investigation team should have expertise in client care, business model analysis, market research, and other relevant environmental research. We will make every reasonable effort to enhance the professionalism of our team, but it will still be difficult to guarantee that our research & investigation team can, in practice, satisfy all of our clients’ requirements.

The Company’s research & investigation capabilities may not match the Company’s operational requirements.

Our working partners might not have the skills, experience, or qualifications necessary to match our clients’ requirements. We have established cooperation relationships with various business partners with the expectation that these resources will allow us to assist our clients as they implement our transformation plans and we are continually pursuing cooperation relationships with various outstanding business partners that can fulfill each client’s requirements. There is always a chance that the products or services our business partners are capable of providing will not match our clients’ specific needs. We are currently developing strict guidelines for our business partnerships that will allow us to provide the best possible service to our clients. We will continually monitor the quality of our business partners’ products, services, capacity, internal management systems, and other relevant indicators.

Employees with a weak sense of moral hazard may negatively influence our business and reputation.

Employees with good professional ethics are important for any company’s development. An employee with poor work ethic might, either intentionally or unintentionally disclose confidential information about our Company or our clients and particularly unscrupulous employees might endeavor to sell material information to industry competitors. While it is impossible to completely eliminate this risk, we plan to establish a series of policies to reduce the likelihood of such events.

We will:

1.	Organize ethics training for all employees; and

2.	Establish and employ a comprehensive security system to protect important files and data.

However, in the event that any employee with poor work ethic might, either intentionally or unintentionally disclose confidential information about our Company or our clients or sell material information to industry competitors, it could have a material adverse effect on our reputation, operations and cash flow.

The Company may not be able to establish sufficient business partnerships to effectively serve our target market.

Our business model involves promoting our products and services through our business partners in targeted countries and regions. These partners will be more familiar with local markets and may be able to help us attract clients quickly. However, it takes time to recruit qualified business partners and those selected may not always turn out to be the right fit, which may have a negative effect on our business development. Due to the inconvenience and logistical challenges posed by the locations of the companies in our group, there is always a chance that we may miss out on opportunities for cooperation between companies.

Cultural differences between our Company and local partners may pose a risk to our expansion.

As an international company, we will need to consider the numerous cultural differences that have the potential to influence our business. Culture-based misunderstandings and conflicts may arise, not only between our company and the local partners, but within our staff as well. Such conflicts would have a negative effect on morale and could diminish the quality of our final products.

Valuable resources may be lost if there is a problem with our patents.

Our “Adden Chain” multi-task industrial chain service system has not yet been granted a patent that would protect the model within the textile and garment industry. We could potentially lose corresponding resources and miss out on some business opportunities, despite our best efforts to protect our rights via legal means when our model is stolen or copied. The entry barrier for our business is high due to the large amount of resources and energy that it requires, which can prevent some small and medium-sized companies from engaging in this business. However, we cannot guarantee that our business model won’t be copied by other groups or companies with access to sufficient resources and industry information. If such an event occurs, we will face the challenges from the powerful competitors and our performance in the market could be negatively affected.

Large competitors could steal our market share by offering lower prices.

We endeavor to provide the highest possible quality service to our clients at the best possible price, however, large competitors might steal some of our market share by offering lower prices, causing us to lose some of our clients. If this happens, we might not be able to generate adequate income and will soon find ourselves lacking the capital that is required to continue operations.

We currently have a limited number of clients and customers and we cannot guarantee we will ever have more. Even if we obtain additional clients or customers, there is no assurance that we will make a profit.

We currently have a limited number of clients and customers. We have identified additional potential clients, but we cannot guarantee that we will be able to secure them as clients. Even if we obtain additional clients and customers, there is no guarantee that we will be able develop products and/or services that our clients and customers will want to purchase. If we are unable to attract enough customers and clients to purchase services (and any products we may develop or sell) it will have a negative effect on our ability to generate the revenue that is necessary to operate or expand our business. The lack of sufficient revenue will have a negative effect on the ability of our company to continue operations and could force us to cease operations.

We face risks associated with future Chinese regulations.

Currently there are no government regulations regarding our type of services in China. The Chinese government encourages small-medium sized traditional industry companies to conduct business model transformation and technology updates, which may help companies gain more competitive advantages in international markets.

Other than the required adherence to general business laws and regulatory disclosures, our services are not affected by any specific additional Chinese government regulations. However, this does not preclude the possibility that China will institute regulations that will make it difficult or impossible for us to operate successfully, if at all, in China, in the future, and if that were the case, we would have to focus our business on companies located outside China. This could cause our results of operations to be materially adversely effected, reduce our cash flow and cause the value of our securities to decline in value.

Our business partners may fail to effectively promote our business, thus hindering development.

We cannot guarantee that we will be able to satisfy all of our clients. If we do not meet our clients’ expectations, it will likely have a negative impact on our future business development. A failed cooperation will not only subject us to pecuniary loss, but could also diminish the sense of goodwill between the parties, which would not be good for our business development.

If we are not able to increase and maintain our brand influence, we may face difficulties in attracting new business partners and clients.

Our brand is still being nurtured. It is of critical importance that we increase and maintain our brand influence in order to attract new clients and business partners. Our major competitors have built well-known brands and continue to increase their influence. Our failure to increase and maintain brand influence for any reason may result in a material adverse effect on our business, operational results, and financial position.

General Risks Associated with Business Operations in China

Foreign exchange fluctuations may affect our business.

We accept the payment of listed service fees in Chinese Yuan (CNY), Hong Kong Dollars (HKD), and U.S. Dollars (USD). Therefore, foreign exchange fluctuations may influence our business in unpredictable ways.

Inflation could pose a risk to our business.

Inflation is an important factor that must be considered as we move forward. A change in the rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company would increase, affecting our ability to provide our services at competitive prices. An increase in the rate of inflation would force our clients to search for other service providers, causing us to lose business and revenue.

It is difficult to predict the Chinese government’s financial policies.

Financial regulations in China are very strict. The government controls all financial institutions, including those involved in equity financing. Government interference could seriously damage or completely destroy our company.

Dependence Upon Our Current Officers

Our business depends on the continued contributions made by our officer and employees, the loss of whom may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our officer. We rely on his expertise in business operations when we are developing new products and services. The Company has no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign.

If our officer cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would result in a severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, the Company may have to recruit and train replacement personnel at a higher cost.

Additionally, if our officer joins our competitors or develops similar businesses that are in competition with our Company, our business may also be negatively impacted.

Our future success depends on our ability to attract and retain qualified long-term staff to fill management, technology, sales, marketing, and customer services positions. We have a great need for qualified talent, but we may not be successful in attracting, hiring, developing, and retaining the talent required for our success.

Asymmetric information access entails inherent ethical risk.

Our employees may need to develop privileged relationships with our business partners who may acquire the ability to harm the interests of our partners. If this should happen, our clients might lose faith in our expertise entirely.

While we can never eliminate these ethical risks entirely, we will do everything in our power to reduce the likelihood of breaches of trust and mitigate their impacts of it by hiring highly professional employees and establishing strong internal information management systems.

Risks Associated with Our Common Stock

Our controlling shareholders may make decisions that differ from those that might be made by our corporate officers and directors.

Through a controlling ownership share in our Company, shareholders have significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We may never be able to pay dividends and are unlikely to do so.

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is uncertain.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

Our common stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

●	speculation in the press or investment community;

●	public reaction to our press releases, announcements and filings with the SEC;

●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;

●	the limited amount of our freely tradable common stock available in the public marketplace;

●	general financial market conditions, including fluctuations in commodity prices;

●	the realization of any of the risk factors presented in this Annual Report;

●	the recruitment or departure of key personnel;

●	commencement of, or involvement in, litigation;

●	changes in market valuations of companies similar to ours; and

●	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our common stock is listed on the OTCQB. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

An active liquid trading market for our common stock may not develop in the future.

Our common stock currently trades on the OTCQB, although our common stock’s trading volume is very low. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. However, our common stock may continue to have limited trading volume, and many investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal place of business is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8696 1405. Our president, Mr. Hong Zhida, supplies our office space and telephone to us at no cost.

As of March 31, 2018, we own 52 motor vehicles.

We currently lease two office spaces and one manufacturing facility.

The office space leases are for:

1)	Our logistics service, which lease is located at No. 42-46, Building 1, Block 5, Dist B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, China, and encompasses 720 square meters. The monthly rental cost is for approximately $6,500 per month and the lease term is through July 31, 2019.
2)

Our general office space, which lease is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China, and encompasses 60 square meters. This use is provided to us free of charge by our Chief Executive Officer.

3)	We also lease a manufacturing facility located at HSW, Hengli Comprehensive Development Zone, Dongguan, Guangdong, China. The leased space encompasses 2,800 square meters and has a monthly rental cost of approximately $2,500 per month and a lease term of May 1, 2014 to April 30, 2019.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently aware of any pending legal proceedings to which we are a party or of which any of our properties or assets is the subject, nor are we aware of any such proceedings that are contemplated by any civil entity, any regulatory agency or governmental authority.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTCQB market under the trading symbol ATXG. Trading in stocks quoted on the OTCQB is often thin and is sometimes characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

We received our trading symbol on September 12, 2016 and were first quoted on September 12, 2016 but no shares were traded until December 12, 2016.

The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis.

Quarter Ended	High	Low
September 30, 2016	$-	$
December 31, 2016	$2.01		$1.01
March 31, 2017	$2.00		$1.05

June 30, 2017	$2.05		$1.03
September 30, 2017	$2.50		$1.60
December 31, 2017	$2.30		$1.67
March 31, 2018	$2.90		$2.00

Number of Holders

506,920,000 shares of common stock were issued and outstanding as of July 16, 2018. They were held by a total of 470 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2018 and March 31, 2017. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During January 2016, the Company sold a total of 18,500 common shares for cash contributions of $555 at $0.03 per share.

During February 2016, the Company sold a total of 74,000 common shares for cash contributions of $2,220 at $0.03 per share.

During March 2016, the Company sold a total of 333,000 common shares for cash contributions of $9,862 at $0.03 per share.

On April 18, 2017, the Company issued a total of 500,000,000 common shares as follows:

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

*Hong Zhida is the President, Secretary, Treasurer and a Director of the Company.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales and issuances described above since the foregoing issuances and sales did not involve a public offering, the recipients were (a) “accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2018 and 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K/A. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2018, we provide logistic service to over 23 cities in approximately 20 provinces. We expect to open logistic points in additional 10 cities in 2019.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of garment sales in our second and third quarters and higher logistic service revenue in our third and fourth quarters. These trends primarily result from the timing of seasonal garment manufacturing shipments and holiday periods in the logistic segment.

Collection Policy

Garment manufacturing business

For our new customers we generally require orders placed to be backed by advances or deposits. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following the delivery of finished goods.

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

Concentrations of Credit Risk

Cash held in banks: We maintain cash balances at financial institutions in China. We have not experienced any losses in such accounts.

Accounts Receivable: Customer accounts typically are collected within a short period of time, and based on our assessment of current conditions and our experience collecting such receivables, management believes there are no significant risks related to the Company’s concentration of accounts receivable.

We have one major debtor that accounted for approximately 56% of accounts receivable for the year ended March 31, 2018. We have spent tremendous efforts on collections, with the goal of receiving full payment as soon as possible. One party (the debtor) has signed a settlement agreement committing that the full receivable ($1.92 million) will be settled by the end of September 2018.

Recently issued and adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company adopted ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and conclude there was no material impact on the Company’s revenue recognition policy.

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

	2018		2017		Increase (decrease) in 2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$13,437,569	100.0%	$5,335,501	100%	$8,102,068	151.9%
Cost of revenues	(11,995,947)	(89.3%)	(5,079,483)	(95.2%)	(6,916,464)	(136.2%)
Gross profit	1,441,622	10.7%	256,018	4.8%	1,185,604	463.1%
Operating expenses	(1,697,576)	(12.6%)	(630,239)	(11.8%)	(1,067,337)	(169.3%)
Loss from operations	(255,954)	(1.9%)	(374,221)	(7.0%)	118,267	31.6%
Impairment loss on goodwill	(454,659)	(3.4%)	-	-	(454,659)	(100%)
Other income, net	20,558	0.2%	15,996	0.3%	4,562	28.3%
Income tax expense	(19,342)	(0.1%)	(13,577)	(0.3%)	(5,765)	(42.5%)
Net loss	$(709,396)	(5.2%)	$(371,802)	(7.0%)	$(337,594)	(90.8%)

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

Total revenue for the year ended March 31, 2018 and 2017 was $13,437,569 and $5,335,501, respectively, a 151.9% increase compared with the year ended March 31, 2017. The increase was due to the fact that revenue generated for the year ended March 31, 2017 represents only four months of results beginning on December 2016 when the operating companies in the PRC were acquired and consolidated with the Company.

Cost of revenue

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

Cost of revenue for our manufacturing segment for the years ended March 31, 2018 and 2017 was $4,716,633 and $2,640,927, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the years ended March 31, 2018 and 2017 was $7,279,313 and $2,438,556, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

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

Raw material costs for our manufacturing business were 83.8% of our total manufacturing business revenue for the year ended March 31, 2018, compared with 91.0% for the year ended March 31, 2017. The decrease in percentages was mainly due to the fact that the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 7.1% of our total manufacturing business revenue for the year ended March 31, 2018, compared with 4.0% for the year ended March 31, 2017. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 2.1% of our total manufacturing business revenue for the year ended March 31, 2018, compared with 1.0% of total manufacturing business revenue for the year ended March 31, 2017.

Fuel and toll costs for our service business for the year ended March 31, 2018 were $6,290,430 compared with $2,289,116 for the year ended March 31, 2017. Fuel and toll costs for our service business accounted for 75.2% of our total service revenue for the year ended March 31, 2018, compared with 88.5% for the year ended March 31, 2017. The decrease was primarily attributable to the Company subcontracting for more shipping orders to subcontractors in 2018 due to an increase in shipping orders with destinations that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the year ended March 31, 2018 increased 562% to $988,883 from $149,440 for the year ended March 31, 2017. Subcontracting fees accounted for 11.8% and 5.8% of our total service business revenue for the years ended March 31, 2018 and 2017, respectively. This increase was due to the Company subcontracting for more shipping orders to subcontractors in 2018 due to the increase in shipping orders with destinations that were not covered by the Company’s own delivery and transportation networks

Total cost of revenue for the year ended March 31, 2018 was $11,995,947, a 60.3% increase from $5,335,501 for the year ended March 31, 2017. Total cost of sales as a percentage of total sales for the year ended March 31, 2018 was 89.3%, compared with 95.2% for the year ended March 31, 2017. Gross margin for the year ended March 31, 2018 was 10.7% compared with 4.8% for the year ended March 31, 2017. The increase in gross margin was due to the effective control of our cost through business restructuring in 2017 for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Gross profit

	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$1,441,622	100%	$256,018	100%	1,185,604	463.1%
Operating expenses:
Selling expenses	(25,428)	(1.8%)	(7,696)	(3.0%)	(17,732)	(230.4%)
General and administrative expenses	(1,672,148)	(116.0%)	(622,543)	(243.2%)	(1,049,605)	(168.6%)
Total	$(1,697,576)	(117.8%)	$(630,239)	(246.2%)	(1,067,337)	(171.4%)
Loss from operations	$(255,954)	(17.8%)	$(374,221)	(146.2%)	118,267	31.6%

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

The increase in gross margin was due to the effective control of our costs through business restructuring in 2017, whereby we reorganized the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the years ended March 31, 2018 and 2017 was $25,428 and $7,696, respectively. We had no selling expenses in our service segment for the years ended March 31, 2018 or 2017. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the years ended March 31, 2018 and 2017 were $266,493 and $235,688, respectively. Our general and administrative expenses in our service segment, for the year ended March 31, 2018 and 2017 were $1,077,999 and $349,845, respectively. Our general and administrative expenses in our corporate and other segment for the year ended March 31, 2018 and 2017 were $327,656 and $37,010, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues. Selling expenses for the year ended March 31, 2018 increased 230.4% to $25,428 from $7,696 for the year ended March 31, 2017.

General and administrative expenses for the year ended March 31, 2018 increased 168.6% to $1,672,148 from $622,543 for the year ended March 31, 2017. The increase was due to the fact that revenue generated for the year ended March 31, 2017 represents only four months of results beginning in December 2016 when the operating companies in the PRC were acquired and consolidated into the Company, offset with the decrease in expenses as a result of cost cutting policy applied in 2017 including streamlining operating process and laying off redundant employees.

Income from operations

Loss from operations for the years ended March 31, 2018 and 2017 was 255,954 and $374,220, respectively. Income (loss) from operations of $61,145 and ($134,100) was attributed from our manufacturing segment for the years ended March 31, 2018 and 2017, respectively. Income from operations of $10,406 and ($203,110) was attributed from our service segment for the years ended March 31, 2018 and 2017, respectively. We incurred a loss from operations in corporate segment of $327,505 and $37,010 for the years ended March 31, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to legal and professional fees in connection to the reverse merger transactions incurred in 2017.

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

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an enterprise income tax (EIT) rate of 25% in 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2017.

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the years ended March 31, 2018 and 2017.

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

Net Loss

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

Net cash used in operating activities consist of net loss of $709,396, increased by depreciation of $111,740 and impairment loss on goodwill of $454,659, and was reduced by a net increase in change of operating assets and liabilities of $2,023,164. We plan to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ orders.

Net cash used in investing activities consisted of the payment for acquisition of subsidiaries of $3,025,751 and purchase of plant and equipment of $97,077.

Net cash provided by financing activities consisted of repayment of related party borrowings of $2,893,064, repayment of related party proceeds of $797,422, repayment of third party borrowings of $2,391,411, and repayment of third party proceeds of $1,618,813.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $1.6 million, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our services, until such time as we generate revenues sufficient to support our operations, if ever. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of March 31, 2018, we had negative working capital of $2.2 million. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

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

Not applicable.

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

Singapore

July 16, 2018

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2018 AND 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$264,806	$176,905
Accounts receivables, net	3,416,618	4,776,878
Inventories, net	239,229	445,442
Other receivables	2,005,112	1,105,320
Advances to suppliers	266,377	322,556
Amounts due from related parties	202,426	127,552
Total current assets	6,394,568	6,954,653

NON-CURRENT ASSETS
Plant and equipment, net	648,540	663,203
Goodwill	475,003	929,662
Total non-current assets	1,123,543	1,592,865
TOTAL ASSETS	$7,518,111	$8,547,518

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,549,847	$1,610,643
Amount due to related parties	5,319,418	2,907,283
Advances from customers	1,561,861	1,047,817
Accrued expenses and other payables	185,855	199,283
Payable for acquisition of business	-	3,025,751
Income tax payable	6,064	723
Total current liabilities	8,623,045	8,791,500
TOTAL LIABILITIES	$8,623,045	$8,791,500

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the year ended March 31, 2018 and $0.001 par value, 500,000,000 shares issued and outstanding for the year ended March 31, 2017)	$506,920	$500,000
Additional paid-in capital	(420,524)	(413,604)
Retained earnings	(1,081,198)	(371,802)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(131,671)	19,884
Total equity	(1,104,934)	(243,983)
TOTAL LIABILITIES AND EQUITY	$7,518,111	$8,547,517

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

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(709,396)	$(371,802)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	111,740	34,905
Loss from disposal of plant and equipment	-	6,129
Allowance for obsolete inventories	-	155,722
Impairment loss on goodwill	454,659	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,360,260	(780,593)
Inventories	206,213	21,398
Advances to suppliers	56,179	361,143
Amounts due from related parties	(74,879)	24,253
Other receivables	(181,528)	(20,713)
Increase (decrease) in:
Accounts payables	(60,796)	216,185
Amounts due to related parties	186,451	392,296
Accrued expenses and other payables	11,879	(69,400)
Advances from customers	514,044	569,673
Taxes payable	5,341	22,262
Net cash provided by operating activities	1,880,166	561,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(97,077)	-
Proceeds from sale of plant and equipment	-	5,871
Payment for acquisition of subsidiaries	(3,025,751)	-
Acquisition of businesses net of cash acquired	-	221,840
Net cash (used in) provided by investing activities	(3,122,828)	227,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	2,893,065	-
Repayment of related party borrowings	(797,422)	(28,998)
Proceeds from third party borrowings	1,618,813	696,816
Repayment of third party borrowings	(2,391,411)	(1,280,172)
Net cash provided by (used in) financing activities	1,323,045	(612,354)

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,383	176,815
Effect of exchange rate changes on cash and cash equivalents	7,581	90
Cash and cash equivalents, beginning of year	176,905	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$264,806	$176,905

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (“ATXG”) was incorporated in Nevada on October 28, 2014, and before the transaction described below, ATXG was engaged in the field of producing images on multiple surfaces using heat transfer technology.

On December 28, 2016, ATXG acquired 250,000,000 shares of the issued and outstanding stock of Yingxi Industrial Chain Group Co., Ltd. (“Yingxi”). The 250,000,000 shares of Yingxi were acquired from the members of Yingxi in a share exchange transaction in return for the issuance of 500,000,000 shares of common stock of ATXG. The 250,000,000 shares of Yingxi constitute 100% of its issued and outstanding stock, and as a result of the transaction, Yingxi became a wholly-owned subsidiary of ATXG. Following the consummation of the reverse acquisition effective on September 25, 2017, and giving effect to the securities exchanged in the offering, the members of Yingxi beneficially owned approximately ninty-nine (99%) of the issued and outstanding common stock of ATXG. For accounting purposes, the Company was treated as an acquiree and Yingxi as an acquirer, as a result, the business and financial information contained in this report is that of the acquirer prior to the consummation date and that of the combined entity after that date.

Yingxi was incorporated in the Republic of Seychelles on August 4, 2016. ATXG, together with Yingxi and its subsidiaries (the “Company”) operates primarily in the People’s Republic of China (“PRC” or “China”) and is engaged in the business of garments manufacturing and providing logistic services.

On December 15, 2016, Yingxi entered into an equity transfer agreement with the shareholder of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) under which Yingxi agreed to pay total consideration of Chinese Renminbi (RMB) 21,008,886 (approximately $3,048,936) in cash in exchange for a 100% ownership interest in Yingxi HK. Yingxi HK was incorporated in Hong Kong in 2016. Yingxi HK is a holding company with no assets other than a 100% equity interest of the following subsidiaries:

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

The accompanying consolidated financial statements of the Company and its subsidiaries are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $709,396 and $371,802 during the years ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, the Company had negative working capital of $2,228,477 and $1,836,847, respectively, and a deficit on total equity of $1,104,934 and $243,980, respectively.

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

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures ”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made allowance for obsolete finished goods of $nil and $155,722 for the years ended March 31, 2018 and 2017, respectively.

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

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50 “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of each years.

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

(o)	Recently issued and adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption is permitted. The Company adopts ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and concluded there was no material impact on the Company’s revenue recognition policy.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and concluded there was no material impact to its consolidated financial statement.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows -—Classification of Certain Cash Receipts and Cash Payment”, effective for the fiscal years beginning after December 15, 2017, and interim periods within that fiscal year. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and concluded there was no material impact to the Company’s financial statement.

In January, 2017, the FASB issued 2017-01 “Business Combinations”, effective for the annual reporting period beginning after December 15, 2017, and interim period within that period. This Updated clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and concluded there was no material impact to the Company’s financial statement.

In February 2017, the FASB issued ASU 2017-05 “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”, effective for the annual reporting period beginning after the December 15, 2017, including the interim reporting period within that period. This update provides guidance on the recognition of gains and losses on transfers of nonfinancial assets and in substance nonfinancial assets to counterparties that are not customers. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and concluded there was no material impact to the Company’s financial statement.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	BUSINESS ACQUISITION

On December 10, 2016, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) and subsidiaries. The acquisition was financed with proceeds from the Company’s borrowings from a third party. The acquisition closed on December 15, 2016. The results of operations of Yingxi HK are included in the Company’s consolidated financial statements beginning on December 15, 2016.

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

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd is a legal representative and principal shareholder
Bitun Apparel (Shenzhen) Co., Ltd	Huijun Ma is a legal representative
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder
Xijuan Huang	A spouse of legal representative of HPF

The Company leases office space for XKJ rent-free from Bihua Yang.

The Company had the following related party balances at March 31, 2018 and 2017:

	2018	2017
Amounts due from related parties
Zhida Hong	$-	$9,190
Bihua Yang	-	118,358
Shenzhen Bitun Textile Co., Ltd.	39,883	-
Shenzhen Yingxi Investment & Development Co., Ltd.	162,543	4
	$202,426	$127,552

	2018	2017
Amounts due to related parties
Zhida Hong	$38,196	$-
Zhongpeng Chen	739,317	554,158
Dewu Huang	248,031	121,794
Yinping Ding	118,952	983,452
Jinlong Huang	338,115	1,218,846
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	3,665,347	-
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	159,356	-
Huizhu Ma	12,104	-
Bitun Apparel (Shenzhen) Co., Ltd	-	29,033
	$5,319,418	$2,878,250

	2018	2017
Payables for acquisition of subsidiaries
Bitun Apparel (Shenzhen) Co., Ltd	$-	$1,584,247
Shenzhen Yingxi Investment & Development Co., Ltd.	-	1,440,224
	$-	$3,024,471

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORIES

Inventories consist of the following as of March 31, 2018 and 2017:

	2018	2017
Raw materials	$126,079	$300,592
Work in progress	113,150	340,330
Finished goods	-	261,060
Total	239,229	601,982
Less: allowance for obsolete inventories	-	(156,540)
Inventories, net	$239,229	$445,442

9.	ADVANCES TO SUPPLIERS

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

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2018 and 2017. XKJ enjoyed preferential tax benefits and its EIT rate was 15% in 2018 and 2017.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2018 and 2017.

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

For services, the applicable VAT rate is 11% under the relevant tax category for our logistic companies, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2018 and 2017. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the years ended March 31, 2018 and 2017 are as follows:

	2018	2017
Revenues
Manufacturing segment	$5,069,699	$2,750,210
Service segment	8,367,870	2,585,291
	$13,437,569	$5,335,501

Income from operations by segment for the years ended March 31, 2018 and 2017 are as follows:

	2018	2017
Operating income (loss)
Manufacturing segment	$61,145	$(134,100)
Service segment	10,406	(203,110)
Corporate and other	(327,505)	(37,010)
(Loss) income from operations	$(255,954)	$(374,220)
Manufacturing segment	13,481	(2,916)
Service segment	6,824	5,231
Corporate and other	(454,405)	13,681
(Loss) income before income tax	$(690,054)	$(358,225)
Income tax expense	(19,342)	(13,577)
Net (loss) income	$(709,396)	$(371,802)

Depreciation and amortization by segment for the years ended March 31, 2018 and 2017 are as follows:

	2018	2017
Depreciation
Manufacturing segment	$28,657	$8,614
Service segment	83,083	26,291
	$111,740	$34,905

Total assets by segment at March 31, 2018 and 2017 are as follows:

	2018	2017
Total assets
Manufacturing segment	$3,775,765	$5,328,211
Service segment	3,391,945	3,099,276
Corporate and other	350,400	120,031
	$7,518,111	$8,547,518

Goodwill by segment at March 31, 2018 and 2017 is as follows:

	2018	2017
Goodwill
Manufacturing segment	$475,003	$475,003
Service segment	-	454,659
	$475,003	$929,662

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

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2018 and 2017:

	2018	2017
Loan from third parties (i)	$56,739	$104,040
Employee advances	1,073	987
Accrued wages and welfare	66,972	91,441
Other payables	61,071	2,815
	$185,855	$199,283

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company receives from time-to-time from third-party entities. These advances are unsecured and due on demand.

14.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At March 31, 2018 and 2017, the paid-up statutory reserve was RMB 148,418 or $21,539.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 1, 2017, we received notification from the Securities and Exchange Commission that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of Anthony Kam & Associates Ltd. (“AKAM”). As a result of this notification, effective December 3, 2017, we dismissed AKAM as the Company’s independent registered public accounting firm.

On December 6, 2017, the Board of Directors approved the engagement of Pan-China Singapore PAC (“PCCPA”) as our new independent registered public accounting firm.

During the period from February 20, 2017 to December 3, 2017 there were no disagreements with AKAM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AKAM’s satisfaction, would have caused the auditor to make reference to the subject matter of the disagreement in connection with its report.

The report of AKAM on the financial statements of the Company for the fiscal year ended March 31, 2017 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification on our company’s financial statements for the fiscal year ended March 31, 2017.

The decision to change our independent registered public accounting firm was approved by the Company’s Board of Directors.

During the Company’s March 31, 2016 fiscal year, the subsequent interim periods thereto, and through December 3, 2017 there were no disagreements with AKAM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AKAM would have caused it to make reference thereto in its reports on the financial statements for such years and there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

During our fiscal years ended March 31, 2016 and 2015, the subsequent interim periods thereto, and through December 3, 2017, the engagement date of PCCPA, neither the Company, nor someone on its behalf, has consulted PCCPA regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer and principal financial/accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial/accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer (principal executive officer and principal financial/accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer and principal financial/accounting officer), the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and director are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	27	Chairman of the Board, Chief Executive Officer, President, Treasurer, and Secretary	March 10, 2017

Keying Yu	68	Director	March 10, 2017

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

Keying Lu, Director

From July 1986 to present, Mr. Lu    has worked at Shenzhen Mailang Garments Co. Ltd as Manager. Shenzhen Mailang Garments Co. Ltd is an enterprise responsible for developing, producing and selling garments of two main leisure men’s brands called Mylooo and Tannoy covering T-shirts, sweaters, windbreaker and other product lines. There are numbers of sales outlets in Guangzhou, Beijing, Shanghai, Hong Kong, Taiwan and other overseas market. Mr. Yu has been responsible for the Company’s operations related to product development and sales management.

Mr. Zhida devotes 75% of his time each week for planning and organizing activities of the Company.

Mr. Keying devotes 75% of his time each week for planning and organizing activities of the Company.

Neither Mr. Hong, nor Mr. Yu has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)	being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1)(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Significant Employees

We have no employees other than Hong Zhida, serving as our president, secretary, treasurer and as a director and Keying Lu serving as a director. They will initially perform all works in production and organization of our business. We intend to hire employees on an as needed basis.

Board of Directors Meetings

The Company had three official meetings of the Board of Directors of the Company during the last fiscal year ending March 31, 2018. Each director attended at least 75% of the total number of meetings of the Board.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our Corporate Secretary, Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Hong. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Hong possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, Compensation Committee and Nominating Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants, setting officer compensation and nominating persons to serve as members of the Board. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is quoted for trading on the OTCQB market and we are not required to have independent members of our Board of Directors. We do however identify Keying Lu as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics

In September 2018, we adopted a Code of Ethical Business Conduct that applies to, among other persons, members of our board of directors, our Company’s officers including our Chief Executive Officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Ethical Business Conduct to an appropriate person or persons identified in the Code of Ethical Business Conduct; and

5.	accountability for adherence to the Code of Ethical Business Conduct.

Our Code of Code of Ethical Business Conduct requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Ethical Business Conduct emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our Company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethical Business Conduct by another.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer for the fiscal years ended March 31, 2018 and March 31, 2017:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong	2018	$0	0	0	0	0	0	0	$0
CEO	2017	$0	0	0	0	0	0	0	$0

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

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board of Directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

To date, there have been no grants or plan-based awards.

Outstanding Equity Awards

To date, there have been no outstanding equity awards.

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors and no directors have received any compensation in consideration for service to the Company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September [ ], 2018 concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date noted above, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Beneficial ownership as set forth below is based on our review of our record shareholders list and public ownership reports filed by certain shareholders of the Company, and may not include certain securities held in brokerage accounts or beneficially owned by the shareholders described below.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent
Officers and Directors

Common Stock	Hong Zhida Address: No. 25, Shunjing St., Pingdi Longgang District Shenzhen City China	30,159,000	5.95%
Common Stock	Keying Lu Address: No. 4, 2nd Lane, East Zone Xinsancun, Buji Street, Longgang, Shenzhen Guangdong China	3,800,000	0.74%
Officers and Directors as a Group (2 Persons)		33,959,000	6.70%

Greater than 5% Shareholders

Common Stock	Hengtian Group Co. Ltd. Beneficial Owner: Ma Huizhu Address: Second Floor, The Quadrant, Manglier Street, Vicoria Mahe Seychelles	119,898,692 shares of common stock (Indirect)	23.65%
Common Stock	Hui Lian Group Ltd. Beneficial Owner: Ma Huijun Address: Second Floor, The Quadrant, Manglier Street, Vicoria Mahe Seychelles	167,719,300 shares of common stock (Indirect)	33.09%
Common Stock	Zeng Shufang Address:No.2, Second Lane, Rentian Village Fuyong Town, Baoan District, Guangdong Province China	42,000,000	8.29%

The percent of class is based on 506,920,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the years ended March 31, 2018 and 2017, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years, except as set forth below:

On April 18, 2017, the Company issued a total of 500,000,000 common shares as follows:

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

*Hong Zhida is the President, Secretary, Treasurer and a Director of the Company.

Our principal place of business is located at Floor 13th, Building 1, Block B, Zhihui Square, Nanshan District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8696 1405. Our president, Mr. Hong Zhida, supplies our office space and telephone to us at no cost.

Item 14. Principal Accountant Fees and Services

On February 18, 2017, we dismissed our then independent registered public accounting firm, Pritchett Siler & Hardy, PC (“PSH”) and engaged Anthony Kam & Associates Ltd. (“AKAM”), as our independent registered public accounting firm.

On December 1, 2017, we received notification from the Securities and Exchange Commission that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of AKAM. As a result of this notification, effective December 3, 2017, we dismissed AKAM as the Company’s independent registered public accounting firm.

On December 6, 2017, the Board of Directors approved the engagement of Pan-China Singapore PAC (“PCCPA”) as our new independent registered public accounting firm.

Following is a summary of the fees expensed relating to professional services rendered by PSH and AKAM for the fiscal year ended March 31, 2017 and by AKAM and PCCPA for the fiscal year ended March 31, 2018:

Fee Category	2018 Fees	2017 Fees
Audit Related Fees	$76,000	$10,000
All Other Fees	—	—
Total Fees	$76,000	$10,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1) All financial statements

(2) Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K/A.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Date:	September 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Date:	September 21, 2018

By:	/s/ Yu Keying
Name:	Yu Keying
Title:	Director

Date:	September 21, 2018

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 28, 2016	X
3.3	Bylaws		S-1	3.2	8/5/2015	333-206097
10.1	Loan Agreement, dated March 2, 2015		S-1	10.1	8/5/2015	333-206097
10.2	Contract of the sale goods, dated February 3, 2015		S-1	10.2	8/5/2015	333-206097
10.3	Lease Agreement, dated December 15, 2014		S-1	10.3	8/5/2015	333-206097
10.4	Verbal Agreement, dated October 28, 2014		S-1	10.4	8/5/2015	333-206097
10.5	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.6	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.7	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
14.1	Code of Ethical Business Conduct	X
16.1	Letter, dated October 27, 2015 from Cutler & Co. LLC to the Securities and Exchange Commission.		8-K	16.1	10/27/2015	333-206097
16.2	Letter from Pritchett Siler & Hardy, PC dated February 22, 2017		8-K	16.1	2/22/2017	333-206097
21.1*	Subsidiaries	X
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

