Form 10-Q/A
period 2017-09-30
ADDENTAX GROUP CORP.
filed 2018-10-30
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 506,920,000 common shares issued and outstanding as of April 16, 2018.

EXPLANATORY NOTE

Addentax Group, Corp. (“Addentax”, the “Company”, “we” or “us”) is filing this Amendment No. 2 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the period ended September 30, 2017, which was originally filed with the Securities and Exchange Commission (SEC) on November 20, 2017 (the “Original Filing”) and previously amended by the filing of an Amendment No. 1 to Form 10-Q which we filed with the SEC on April 16, 2018 (“Amendment No. 1” and such Form 10-Q as amended to date, the “September 30, 2017 Form 10-Q”), to restate the Company’s unaudited consolidated financial statements as of March 31, 2017 and unaudited condensed consolidated financial statements as of September 30, 2017, as well as the related notes included in the September 30, 2017 Form 10-Q (“Restatement”).

This Form 10-Q/A contains only Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) of Part I and Item 6 (Exhibits) of Part II, and items including information not affected by the Restatement have not been repeated in this Form 10-Q/A.

The Restatement corrects accounting errors related to:

1)	The related party balances incorrectly recorded as other receivables and payables as of September 30, 2017.
2)	The recognition of incorrect amounts of revenue and cost in the consolidated statements of operations due to inaccurate cut-off.
3)	The recording of incorrect balance sheets for comparative period as of March 31, 2017.

Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Company’s condensed consolidated financial statements included in Item 1 below provides further information regarding the Restatement. “Item 4 – Controls and Procedures” to this Form 10-Q/A discloses the material weaknesses in the Company’s internal controls associated with the Restatement, as well as management’s conclusion that the Company’s internal controls over financial reporting were not effective as of September 30, 2017. Management is currently evaluating the changes needed in the Company’s internal controls over financial reporting to remediate these material weaknesses.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing (except for those items previously amended by Amendment No. 1) and does not substantively modify or update the disclosures therein other than as required to reflect the adjustments described above. See Note 2 to the accompanying condensed consolidated financial statements, set forth in Item 1 of this Form 10-Q/A, for additional information. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 to this Form 10-Q/A.

Unless the context otherwise requires, references to “we,” “us,” “our,” “ATXG”, or the “Company,” are to Addentax Group Corp. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND MARCH 31, 2017

	September 30, 2017	March 31, 2017
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$315,321	$176,905
Accounts receivables, net	5,700,558	4,776,878
Inventories, net	368,637	445,442
Other receivables	1,018,187	1,105,320
Advances to suppliers	975,118	322,556
Amounts due from related parties	251,787	127,552
Total current assets	8,629,608	6,954,653

NON-CURRENT ASSETS
Plant and equipment, net	632,749	663,203
Goodwill	929,662	929,662
Total non-current assets	1,562,411	1,592,865
TOTAL ASSETS	$10,192,019	$8,547,518

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,749,580	$1,610,643
Amount due to related parties	6,177,367	2,907,283
Advances from customers	494,933	1,047,817
Accrued expenses and other payables	1,060,031	199,283
Payable for acquisition of business	-	3,025,751
Income tax payable	3,972	723
Total current liabilities	10,485,883	8,791,500
TOTAL LIABILITIES	$10,485,883	$8,791,500

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the period ended September 30, 2017 and $0.001 par value, 500,000,000 shares issued and outstanding for the year ended March 31, 2017)	$506,920	$500,000
Additional paid-in capital	(420,523)	(413,604)
Retained earnings	(351,845)	(371,802)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(49,955)	19,884
Total equity	(293,864)	(243,983)
TOTAL LIABILITIES AND EQUITY	$10,192,019	$8,547,517

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED) AND 2016

	Three months ended September 30,			Six months ended September 30,
	2017	2016		2017	2016
	(Restated)			(Restated)
REVENUES	$3,974,797		$-	$7,614,205		$-

COST OF REVENUES	3,403,311		-	6,769,962		-

GROSS PROFIT	571,486		-	844,243		-

OPERATING EXPENSES
Selling and marketing	(5,611)		-	(17,537)		-
General and administrative	(421,621)		-	(797,429)		-
Total operating expenses	(427,232)		-	(814,966)		-

INCOME FROM OPERATIONS	144,254		-	29,277		-

OTHER INCOME (EXPENSE), NET	33		-	(1,583)		-

INCOME BEFORE INCOME TAX EXPENSE	144,287		-	27,694		-

INCOME TAX EXPENSE	(5,494)		-	(7,737)		-

NET INCOME	138,793		-	19,957		-
Foreign currency translation loss	(21,385)		-	(69,839)		-
TOTAL COMPREHENSIVE INCOME (LOSS)	$117,408	$		$(49,882)	$

EARNINGS PER SHARE
Basic and diluted	0.00		-	0.00		-
Weighted average number of shares outstanding – Basic and diluted	506,920,000		-	506,920,000		-

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED) AND 2016

	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,957	$-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	55,889	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(923,680)	-
Inventories	76,806	-
Advances to suppliers	(652,564)	-
Other receivables	87,133	-
Increase (decrease) in:
Accounts payables	1,138,937	-
Accrued expenses and other payables	637,310	-
Advances from customers	(552,884)	-
Taxes payable	3,250	-
Net cash used in operating activities	(109,846)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of sale of plant and equipment	(25,435)	-
Payment for the acquisition of subsidiaries	(3,025,751)	-
Net cash used in investing activities	(3,051,186)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	5,198,140	-
Repayment of related party borrowings	(2,052,289)	-
Proceeds from third party borrowings	961,422	-
Repayment of third party borrowings	(810,526)	-
Net cash provided by financing activities	3,296,747	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	135,715	-
Effect of exchange rate changes on cash and cash equivalents	2,701	-
Cash and cash equivalents, beginning of year	176,905	-
CASH AND CASH EQUIVALENTS, END OF YEAR	315,321	$-

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED) AND 2016

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

Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2009. DT is a garment manufacturer.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of Amendment No. 1 to the Company’s Form 10-Q/A for the period ended September 30, 2017, the Company determined that material adjustments were needed to correct certain accounting errors. Accordingly, the accompanying condensed consolidated financial statements of the Company as of September 30, 2017 and March 31, 2017, and the related notes hereto, have been restated to correct these accounting errors (the “Restatement”). A summary of these accounting errors, and their effect on the Company’s consolidated financial statements is as follows:

1)	The Company had historically presented certain related party balances as other receivables and payables in the Company’s condensed consolidated balance sheet. However, subsequent to the issuance of Amendment No. 1 to the Company’s Form 10-Q for the period ended September 30, 2017, the Company determined that the correct presentation of these related party balances should be separately disclosed. Accordingly, the accompanying consolidated balance sheet and Note 7 (below) as of September 30, 2017 has been restated to reclassify $153,276 and $3,606,360 to amount due from related parties and amount due to related parties, respectively.

2)	The Company had historically recognized incorrect amounts of revenue and cost in its consolidated statement of operations due to an inaccurate cut off. Subsequent to the issuance of the Form 10-K for the year ended March 31, 2017, the Company determined that revenue and cost on such cut off error were overstated. Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2017 have been restated to reflect the correction of the proper recognition. The adjustments resulted in a decrease in revenue of $663,683 for the six months ended September 30, 2017; an increase (decrease) in cost of $417,579 and ($725,475) for the three and six months ended September 30, 2017, respectively; and a (decrease) increase in gross profit of ($417,479) and $61,792 for the three and six months ended September 30, 2017, respectively.

3)	The Company had presented incorrect balance sheets for the comparative period as of March 31, 2017, the errors principally relate to the recognition of incorrect amounts of revenues and expenses and the misclassification of related party balances. The incorrect amount was subsequently adjusted and the updated audited financial statements as of March 31, 2017, incorporated in the Company’s Form 10-K, was filed on July 16, 2018. Accordingly, the accompanying condensed consolidated financial statements as of March 31, 2017 have been restated for these adjustments.

The effect of these adjustments on the Company’s condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017, on the statement of operations for the three and six months ended September 30, 2017 and cash flows for the six months ended September 30, 2017, are summarized below:

Balance sheets:	As of September 30, 2017			As of March 31, 2017
	As filed	Restatement adjustments	As restated	As filed	Restatement adjustments	As restated
Accounts receivable	$5,700,558	$-	$5,700,558	$5,763,771	$(986,893)	$4,776,878
Other receivables	1,171,463	(153,276)	1,018,187	1,105,324	(4)	1,105,320
Amount due from related parties	98,511	153,276	251,787	127,548	4	127,552
Total current assets	8,629,608	-	8,629,608	7,941,546	(986,893)	6,954,653
Total assets	10,192,019	-	10,192,019	9,534,411	(986,893)	8,547,518
Accounts payable	2,567,545	182,035	2,749,580	2,354,543	(743,900)	1,610,643
Amount due to related parties	2,571,007	3,606,360	6,177,367	2,878,250	29,033	2,907,283
Advances from customers	494,933	-	494,933	289,690	758,127	1,047,817
Accrued expenses and other payables	3,997,647	(2,937,616)	1,060,031	334,292	(135,009)	199,283
Payables for acquisition of business	-	-	-	3,049,765	(24,014)	3,025,751
Total current liabilities	9,635,104	850,779	10,485,883	8,907,263	(115,763)	8,791,500
Total liabilities	9,635,104	850,779	10,485,883	8,907,263	(115,763)	8,791,500
Additional paid-in capital	(420,523)	-	(420,523)	(400,000)	(13,604)	(413,604)
Retained earnings	471,691	(823,536)	(351,845)	498,417	(870,219)	(371,802)
Accumulated other comprehensive income	(22,712)	(27,243)	(49,955)	7,192	12,692	19,884
Total equity	556,915	(850,779)	(293,864)	627,148	(871,131)	(243,983)
Total liabilities and equity	10,192,019	-	10,192,019	9,534,411	(986,894)	8,547,517

Statements of income and comprehensive income:	For the three months ended September 30, 2017			For the six months ended September 30, 2017
	As filed	Restatement adjustments	As restated	As filed	Restatement adjustments	As restated
Revenues	$3,974,797	$-	$3,974,797	$8,277,888	$(663,683)	$7,614,205
Cost of revenues	2,985,732	417,579	3,403,311	7,495,437	(725,475)	6,769,962
Gross profit	989,065	(417,579)	571,486	782,451	61,792	844,243
General and administrative expenses	(421,827)	206	(421,621)	(797,429)	-	(797,429)
Total operating expenses	(427,438)	206	(427,232)	(814,966)	-	(814,966)
Income (loss) from operations	561,627	(417,373)	144,254	(32,515)	61,792	29,277
Other income (expenses), net	33	-	33	(77)	(1,506)	(1,583)
Income (loss) before income tax expense	561,660	(417,373)	144,287	(32,592)	60,286	27,694
Net income (loss)	556,166	(417,373)	138,793	(40,329)	60,286	19,957
Foreign currency translation loss	(14,952)	(6,433)	(21,385)	(29,904)	(39,935)	(69,839)
Total comprehensive income (loss)	541,214	(423,806)	117,408	(70,233)	20,351	(49,882)

Statements of cash flow:	For the six months ended September 30, 2017
	As filed	Restatement adjustments	As restated
Net income	$(40,329)	$60,286	$19,957
Changes in operating assets and liabilities:
Accounts receivable	63,213	(986,893)	(923,680)
Amounts due from related parties	29,037	(29,037)	-
Other receivables	(66,138)	153,271	87,133
Accounts payable	213,002	925,935	1,138,937
Amounts due to related parties	(307,243)	307,243	-
Accrued expenses and other payables	817,141	(179,831)	637,310
Advances from customers	205,243	(758,127)	(552,884)
Net cash provided by (used in) operating activities	397,307	(507,153)	(109,846)
Payment for the acquisition of subsidiaries	(3,049,765)	24,014	(3,025,751)
Net cash used in investing activities	(3,075,200)	24,014	(3,051,186)
Proceeds from related party borrowings	-	5,198,140	5,198,140
Repayment of related party borrowings	-	(2,052,289)	(2,052,289)
Proceeds from third party borrowings	7,092,882	(6,131,460)	961,422
Repayment of third party borrowings	(4,279,274)	3,468,748	(810,526)
Net cash provided by financing activities	2,813,608	483,139	3,296,747

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

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

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures“, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at September 30, 2017 and March 31, 2017 are as follows:

	September 30, 2017	March 31, 2017
		(Restated)
Accounts receivable	$5,700,558	$4,776,878
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$5,700,558	$4,776,878

No allowance for doubtful accounts was made for the period ended September 30, 2017 and year ended December 31, 2017.

6.	OTHER RECEIVABLES

Other receivables primarily represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to third-party entities. These advances are unsecured and due on demand.

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative
Shenzhen BitunYihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd. is a legal representative and principal shareholder
Bitun Apparel (Shezhen) Co., Ltd.	Huijun Ma is a legal representative
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office with rent-free from Bihua Yang.

The Company had the following related party balances at the end of the period/year:

Amounts due from related parties	September 30, 2017	March 31, 2017
	(Restated)	(Restated)
Zhida Hong	$23,606	$9,190
Bihua Yang	74,905	118,358
Shenzhen Yingxi Investment & Development Co., Ltd.	153,276	4
	$251,787	$127,552

Amounts due to related parties	September 30, 2017	March 31, 2017
	(Restated)	(Restated)
Zhongpeng Chen	$657,045	$554,158
Dewu Huang	57,635	121,794
Yinping Ding	291,929	983,452
Jinlong Huang	1,564,398	1,218,846
Bitun Apparel (Shenzhen) Co., Ltd.	2,103,710	29,033
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	1,502,650	-
	$6,177,367	$2,970,283

Payables for acquisition of subsidiaries	September 30, 2017	March 31, 2017
		(Restated)
Bitun Apparel (Shenzhen) Co., Ltd.	$-	$1,584,247
Shenzhen Yingxi Investment & Development Co., Ltd.	-	1,440,224
	$-	$3,024,471

The balances represent cash advances paid to or due from legal representatives for reimbursable company expenses.

The balances with related parties are unsecured, non-interest bearing and repayable on demand. These balances were fully settled in 2018.

8.	INVENTORIES

Inventories consist of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
		(Restated)
Raw materials	$260,447	$300,592
Work in progress	-	40,330
Finished goods	270,229	261,060
Total	530,676	601,982
Less: allowance for obsolete inventories	(162,039)	(156,540)
Inventories, net	$368,637	$445,442

9.	ADVANCES TO SUPPLIERS

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

No deferred taxes were recognized for the three and six months ended September 30, 2017.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	three months ended September 30, 2017	six months ended September 30, 2017
	(Restated)	(Restated)
PRC statutory tax rate	25%	25%
Computed expected expense	$36,072	$6,923
Temporary differences and tax losses not recognized	(25,124)	6,268
Preferential tax treatment	(5,454)	(5,454)
Income tax expenses	$5,494	$7,737

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and

(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2017 are as follows:

Revenues	three months ended September 30, 2017	six months ended September 30, 2017
		(Restated)
Manufacturing segment	$1,755,090	$3,061,977
Service segment	2,219,707	4,552,228
	$3,974,797	$7,614,205

Income from operations by segment for the three and six months ended September 30, 2017 are as follows:

Operating income (loss)	three months ended September 30, 2017	six months ended September 30, 2017
	(Restated)	(Restated)
Manufacturing segment	$41,172	$7,875
Service segment	161,213	128,704
Corporate and other	(58,131)	(107,302)
Income from operations	$144,254	$29,277
Manufacturing segment	-	(1,595)
Service segment	-	(21)
Corporate and other	33	33
Income before income tax expense	$144,287	$27,694
Income tax expense	(5,494)	(7,737)
Net income	$138,793	$19,957

Depreciation and amortization by segment for the three and six months ended September 30, 2017 are as follows:

Depreciation	three months ended September 30, 2017	six months ended September 30, 2017
Manufacturing segment	$7,930	$15,624
Service segment	20,433	40,265
	$28,363	$55,889

Total assets by segment at September 30, 2017 and March 31, 2017 are as follows:

Total assets	September 30, 2017	March 31, 2017
	(Restated)	(Restated)
Manufacturing segment	$5,846,261	$5,328,211
Service segment	3,924,149	3,099,276
Corporate and other	421,609	120,031
	$10,192,019	$8,547,518

Goodwill by segment at September 30, 2017 and March 31, 2017 is as follows:

Goodwill	September 30, 2017	March 31, 2017
Manufacturing segment	$475,003	$475,003
Service segment	454,659	454,659
	$929,662	$929,662

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
	(Restated)	(Restated)
Loan from third parties (i)	$775,032	$104,040
Employee advances	1,113	987
Accrued wages and welfare	148,102	91,441
Value-added taxes payable	88,070	-
Other payables	47,714	2,815
	$1,060,031	$199,283

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

14. RESERVES

(a)	Statutory reserve

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

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$7,506
2018	30,023
2019	10,007
$47,536

16.	SUBSEQUENT EVENTS

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

Forward-looking statements

Statements made in this Form 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

	Three Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Revenue	$3,974,797	100.0%	$-	-
Cost of revenues	(3,403,311)	(85.6%)	-	-
Gross profit	571,486	14.4%	-	-
Operating expenses	(427,232)	(10.8%)	-	-
Income from operations	144,254	3.6%	-	-
Other income, net	33	0.0%	-	-
Income taxes benefit	(5,494)	(0.1%)	-	-
Net income	$138,793	3.5%	$-	-

	Six Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Revenue	$7,614,205	100.0%	$-	-
Cost of revenues	(6,769,962)	(88.9%)	-	-
Gross profit	844,243	11.1%	-	-
Operating expenses	(814,966)	(10.7%)	-	-
Income from operations	29,277	0.4%	-	-
Other expense, net	(1,583)	(0.0%)	-	-
Income taxes expense	(7,737)	(0.1%)	-	-
Net income	$19,957	0.3%	$-	-

Cost of revenue for our manufacturing segment for the three and six months ended September 30, 2017 was $1,634,254 and $2,899,521, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three and six months ended September 30, 2017 was $1,769,057 and $3,870,441, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

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

Gross profit

	Three Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Gross profit	$571,586	100%	$-	-
Operating expenses:			-	-
Selling expenses	(5,611)	(1.0%)	-	-
General and administrative expenses	(421,621)	(73.8%)	-	-
Total	$(427,232)	(74.8%)	$-	-
Income from operations	$144,254	25.2%	$-	-

	Six Months Ended September 30, 2017
	2017		2016
	(In U.S. dollars, except for percentages)
Gross profit	$844,243	100%	$-	-
Operating expenses:			-	-
Selling expenses	(17,537)	(2.1%)	-	-
General and administrative expenses	(797,429)	(94.4%)	-	-
Total	$(814,966)	(96.5%)	$-	-
Income from operations	$29,277	3.5%	$-	-

Gross profit in our manufacturing segment for the three and six months ended September 30, 2017 was $120,836 and $162,456 or 6.9% and 5.3%, respectively. Gross profit in our service segment for the three and six months ended September 30, 2017 was $450,650 and $681,787 or 20.3% and 15.0%, respectively.

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

Our general and administrative expenses in our manufacturing segment, service segment and corporate segment for the three months ended September 30, 2017 was $104,194, $259,292 and $58,135, respectively. Our general and administrative expenses in our manufacturing segment, service segment and corporate segment for the six months ended September 30, 2017 was $169,881, $520,241 and $107,307, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Income from operations

Income from operations for the three and six months ended September 30, 2017 was $144,254 and $29,277, respectively. Income from operations of $41,172 and $7,875 was attributed from our manufacturing segment for the three and six months ended September 30, 2017, respectively. Income from operations of $161,213 and $128,704 was attributed from our service segment for the three and six months ended September 30, 2017, respectively. We incurred a loss from operations in corporate segment of $58,131 and $107,302 for the three and six months ended September 30, 2017, respectively. The loss from our corporate segment was mainly due to the legal and professional fee in connection to the reverse merger transactions incurred in 2017.

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

The Company’s parent entity, Addentax Group Corp. is an U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2017.

Net Income

We generated net income of $138,793 and $19,957 for the three and six months ended September 30, 2017, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended September 30, 2017, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2017 and 2016 is as follow:

2017
Net cash used in operating activities	$(109,846)
Net cash used in investing activities	$(3,051,186)
Net cash provided by financing activities	$3,296,747

Net cash used in operating activities consisted of net income of $19,957, increased by depreciation of $55,889, and decreased by change of operating assets and liabilities of $185,692. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ orders.

Net cash used in investing activities consisted of payment for acquisition of subsidiaries of $3,025,751 and purchase of plant and equipment of $25,435.

Net cash provided by financing activities consisted mainly of repayment of related party borrowings of $2,052,289 and related party proceeds of $5,198,140. Additionally, we repaid third party borrowings of $810,526 and we received third party proceeds of $961,422.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, we had cash on hand of $315,321, total current assets of $8,629,608 and current liabilities of $10,485,883. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in dollars. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2017, the market foreign exchange rate had increased to RMB 6.65 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the three and six months ended September 30, 2017 was $21,385 and 69,839, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial/accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer (principal executive officer and principal financial/accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Date:	October 30, 2018

