Form 10-Q/A
period 2017-12-31
ADDENTAX GROUP CORP.
filed 2018-11-08
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Addentax Group, Corp. (“Addentax”, the “Company”, “we” or “us”) is filing this Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the period ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (SEC) on April 16, 2018 (the “Original Filing”), to restate the Company’s unaudited consolidated financial statements as of March 31, 2017 and unaudited condensed consolidated financial statements as of December 31, 2017, as well as the related notes included in the Original Filing (“Restatement”).

This Form 10-Q/A contains only Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) of Part I and Item 6 (Exhibits) of Part II, and items including information not affected by the Restatement have not been repeated in this Form 10-Q/A.

The Restatement corrects accounting errors related to:

1)	The related party balances incorrectly recorded as other receivables and payables as of December 31, 2017.
2)	The recognition of incorrect amounts of revenue and cost of revenue in the consolidated statements of operations due to inaccurate cut-off.
3)	The recording of incorrect balance sheets for comparative period as of March 31, 2017.

Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Company’s condensed consolidated financial statements included in Item 1 below provides further information regarding the Restatement. “Item 4 – Controls and Procedures” to this Form 10-Q/A discloses the material weaknesses in the Company’s internal controls associated with the Restatement, as well as management’s conclusion that the Company’s internal controls over financial reporting were not effective as of December 31, 2017. Management is currently evaluating the changes needed in the Company’s internal controls over financial reporting to remediate these material weaknesses.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and does not substantively modify or update the disclosures therein other than as required to reflect the adjustments described above. See Note 2 to the accompanying condensed consolidated financial statements, set forth in Item 1 of this Form 10-Q/A, for additional information. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 to this Form 10-Q/A.

Unless the context otherwise requires, references to “we,” “us,” “our,” “ATXG”, or the “Company,” are to Addentax Group Corp. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2017 (UNAUDITED) AND MARCH 31, 2017

	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,365	$176,905
Accounts receivables, net	4,626,213	4,776,878
Inventories, net	465,589	445,442
Other receivables	1,927,410	1,105,320
Advances to suppliers	939,604	322,556
Amounts due from related parties	289,210	127,552
Total current assets	8,394,391	6,954,653

NON-CURRENT ASSETS
Plant and equipment, net	655,457	663,203
Goodwill	929,662	929,662
Total non-current assets	1,585,119	1,592,865
TOTAL ASSETS	$9,979,510	$8,547,518

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$3,468,618	$1,610,643
Amount due to related parties	5,076,803	2,907,283
Advances from customers	820,981	1,047,817
Accrued expenses and other payables	991,571	199,283
Payable for acquisition of business	-	3,025,751
Income tax payable	6,108	723
Total current liabilities	10,364,081	8,791,500
TOTAL LIABILITIES	$10,364,081	$8,791,500

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the period ended December 31, 2017 and $0.001 par value, 500,000,000 shares issued and outstanding for the year ended March 31, 2017)	$506,920	$500,000
Additional paid-in capital	(420,523)	(413,604)
Retained earnings	(412,984)	(371,802)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(79,523)	19,884
Total equity	(384,571)	(243,983)
TOTAL LIABILITIES AND EQUITY	$9,979,510	$8,547,517

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
REVENUES	$3,063,211	$2,413,505	$10,677,416	$2,413,505

COST OF REVENUES	(2,702,415)	(2,053,447)	(9,472,377)	(2,053,447)

GROSS (LOSS) PROFIT	360,796	360,058	1,205,039	360,058

OPERATING EXPENSES
Selling and marketing	(4,106)	(736)	(21,643)	(736)
General and administrative	(419,057)	(292,537)	(1,216,486)	(292,537)
Total operating expenses	(423,163)	(293,273)	(1,238,129)	(293,273)

(LOSS) INCOME FROM OPERATIONS	(62,367)	66,785	(33,090)	66,785

OTHER INCOME, NET	7,204	2,677	5,621	2,677

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(55,163)	69,462	(27,469)	69,462

INCOME TAX EXPENSE	(5,976)	(13,191)	(13,713)	(13,191)

NET (LOSS) INCOME	(61,139)	56,271	(41,182)	56,271
Foreign currency translation (loss) gain	(29,568)	6,907	(99,407)	6,907
TOTAL COMPREHENSIVE (LOSS) INCOME	$(90,707)	$63,178	$(140,589)	$63,178

EARNINGS PER SHARE
Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	506,920,000	500,000,000	506,920,000	500,000,000

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (UNAUDITED)

	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41,182)	$56,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	84,535	7,484
Loss from disposal of plant and equipment	-	4,502
Allowance for obsolete inventories	-	155,722
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	150,665	(915,615)
Inventories	(20,147)	192,636
Advances to suppliers	(617,048)	260,362
Amounts due from related parties	-	(39,354)
Other receivables	(822,090)	(681,413)
Increase (decrease) in:
Accounts payables	1,857,974	712,153
Amounts due to related parties	-	(28,878)
Accrued expenses and other payables	385,254	64,516
Advances from customers	(226,836)	(113,579)
Taxes payable	5,385	34,672
Net cash provided by (used in) operating activities	756,510	(290,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(76,788)	-
Proceeds from sale of plant and equipment		5,871
Payment for acquisition of subsidiaries	(3,025,751)	-
Acquisition of businesses net of cash acquired	-	221,840
Net cash provided by investing activities	(3,102,539)	227,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	4,778,063	-
Repayment of related party borrowings	(2,770,201)	-
Proceeds from third party borrowings	829,081	547,051
Repayment of third party borrowings	(525,978)	(254,401)
Net cash provided by financing activities	2,310,965	292,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	(35,064)	229,840
Effect of exchange rate changes on cash and cash equivalents	4,524	(1,891)
Cash and cash equivalents, beginning of year	176,905	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$146,365	$227,949

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (UNAUDITED)

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

Subsequent to the issuance of the Company’s Form 10-Q for the period ended December 31, 2017, the Company determined that material adjustments were needed to correct certain accounting errors. Accordingly, the accompanying consolidated financial statements of the Company as of December 31, 2017 and March 31, 2017, and the related notes hereto, have been restated to correct these accounting errors (the “Restatement”). A summary of these accounting errors, and their effect on the Company’s consolidated financial statements is as follows:

1)	The Company had historically presented certain related party balances as other receivables and payables in the Company’s consolidated balance sheet. However, subsequent to the issuance of the Company’s Form 10-Q for the period ended December 31, 2017, the Company determined that the correct presentation of these related party balances should be separately disclosed. Accordingly, the accompanying consolidated balance sheet as of December 31, 2017 and Note 7 have been restated to reclassify $225,029 and $3,700,572 to amount due from related parties and amount due to related parties, respectively.

2)	The Company had historically recognized incorrect amounts of revenue and cost of revenue in its consolidated statement of operations due to inaccurate cut off. Subsequent to the issuance of the Form 10-K for the year ended March 31, 2017, the Company determined that revenue and cost of revenue on such cut off error were overstated. Accordingly, the accompanying consolidated financial statements for the three and nine months ended December 31, 2017 have been restated to reflect the correction of the proper recognition. The adjustments resulted in a decrease in revenue of $nil and $662,471; a decrease in cost of revenue of $3,166 and $728,641; and an increase in gross profit of $4,378 and $66,170 for the three and nine months ended December 31, 2017, respectively.

3)	The Company had presented incorrect unaudited balance sheets for comparative period as of March 31, 2017, the errors principally relate to the recognition of incorrect amounts of revenues and expenses. The incorrect amount was subsequently adjusted and the audited financial statements as of March 31, 2017 were incorporated into the Company’s Form 10-K was filed on July 16, 2017. Accordingly, the accompanying consolidated financial statements as of March 31, 2017 have been restated for these adjustments.

The effect of these adjustments on the Company’s consolidated balance sheets as of December 31, 2017 and March 31, 2017, and cash flows for the nine months ended December 31, 2017 is summarized below:

Balance sheets:	As of December 31, 2017			As of March 31, 2017
	As filed	Restatement adjustments	As restated	As filed	Restatement adjustments	As restated
Accounts receivable	$4,626,213	$-	$4,626,213	$5,763,771	$(986,893)	$4,776,878
Other receivables	2,152,439	(225,029)	1,927,410	1,105,324	(4)	1,105,320
Amount due from related parties	64,181	225,029	289,210	127,548	4	127,552
Total current assets	8,394,391	-	8,394,391	7,941,546	(986,893)	6,954,653
Total assets	9,979,510	-	9,979,510	9,534,411	(986,893)	8,547,518
Accounts payable	3,307,746	160,872	3,468,618	2,354,543	(743,900)	1,610,643
Amount due to related parties	1,376,231	3,700,572	5,076,803	2,878,250	29,033	2,907,283
Advances from customers	820,981	-	820,981	289,690	758,127	1,047,817
Accrued expenses and other payables	3,985,978	(2,988,407)	991,571	334,292	(135,009)	199,283
Payables for acquisition of business	-	-	-	3,049,765	(24,014)	3,025,751
Total current liabilities	9,497,044	867,037	10,364,081	8,907,263	(115,763)	8,791,500
Total liabilities	9,497,044	867,037	10,364,081	8,907,263	(115,763)	8,791,500
Additional paid-in capital	(420,523)	-	(420,523)	(400,000)	(13,604)	(413,604)
Retained earnings	406,174	(819,158)	(412,984)	498,417	(870,219)	(371,802)
Accumulated other comprehensive income	(31,644)	(47,879)	(79,523)	7,192	12,692	19,884
Total equity	482,466	(867,037)	(384,571)	627,148	(871,131)	(243,983)
Total liabilities and equity	9,979,510	-	9,979,510	9,534,411	(986,894)	8,547,517

Statements of loss and comprehensive loss:	For the three months ended December 31, 2017			For the nine months ended December 31, 2017
	As filed	Restatement adjustments	As restated	As filed	Restatement adjustments	As restated
Revenues	$3,061,999	$1,211	$3,063,211	$11.339,887	$(662,471)	$10,677,416
Cost of revenues	(2,705,581)	(3,166)	(2,702,415)	(10,201,018)	728,641	(9,472,377)
Gross profit	356,418	4,378	360,796	1,138,869	66,170	1,205,039
Loss from operations	(66,745)	4,378	(62,367)	(99,260)	66,170	(33,090)
Loss before income tax expense	(59,541)	4,378	(55,163)	(92,133)	64,664	(27,469)
Net loss	(65,517)	4,378	(61,139)	(105,846)	64,664	(41,182)
Foreign currency translation loss	(8,932)	(20,636)	(29,568)	(38,836)	(60,571)	(99,407)
Total comprehensive loss	(74,449)	(16,258)	(90,707)	(144,682)	4,093	(140,589)

Statements of cash flow:	For the nine months ended December 31, 2017
	As filed	Restatement adjustments	As restated
Net loss	$(105,846)	$64,664	$(41,182)
Accounts receivable	1,137,558	(986,893)	150.665
Amounts due from related parties	62,088	(62,088)	-
Other receivables	(1,047,115)	225,025	(822,090)
Accounts payable	953,203	904,771	1,857,974
Amounts due to related parties	(1,502,019)	1,502,019	-
Accrued expenses and other payables	1,248,142	(862,888)	385,254
Advances from customers	531,291	(758,127)	(226,836)
Net cash provided by operating activities	730,027	26,483	756,510
Payment for the acquisition of subsidiaries	(3,049,765)	24,014	(3,025,751)
Net cash used in investing activities	(3,126,553)	24,014	(3,102,539)
Proceeds from related party borrowings	-	4,778,063	4,778,063
Repayment of related party borrowings	-	(2,770,201)	(2,770,201)
Proceeds from third party borrowings	7,217,389	(6,388,308)	829,081
Repayment of third party borrowings	(4,855,927)	4,329,949	(525,978)
Net cash provided by financing activities	2,361,462	(50,497)	2,310,965

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

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

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at December 31, 2017 and March 31, 2017 are as follows:

	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
Accounts receivable	$4,626,213	$4,776,878
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$4,626,213	$4,776,878

No allowance for doubtful accounts was made for the period ended December 31, 2017 and year ended March 31, 2017.

6.	OTHER RECEIVABLES

Other receivables primarily represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to third-party entities. These advances are unsecured and due on demand.

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma, a legal representative
Shenzhen BitunYihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd. is a legal representative and principal shareholder
Bitun Apparel (Shezhen) Co., Ltd.	Huijun Ma is a legal representative
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the period/year:

Amounts due from related parties	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
Zhida Hong	$833	$9,190
Yinping Ding	63,348	-
Bihua Yang	-	118,358
Shenzhen Yingxi Investment & Development Co., Ltd.	156,784	4
Shenzhen Bitun Textile Co., Ltd.	68,245	-
	$289,210	$127,552

Amounts due to related parties	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
Zhongpeng Chen	$713,100	$554,158
Bihua Yang	30,741	-
Dewu Huang	206,480	121,794
Yinping Ding	-	983,452
Jinlong Huang	425,910	1,218,846
Bitun Apparel (Shenzhen) Co., Ltd.	1,537,050	29,033
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	2,151,870	-
Huizhu Ma	11,652	-
	$5,076,803	$2,970,283

Payables for acquisition of subsidiaries	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
Bitun Apparel (Shenzhen) Co., Ltd.	$-	$1,584,247
Shenzhen Yingxi Investment & Development Co., Ltd.	-	1,440,224
	$-	$3,024,471

The balances represent cash advances paid to or due from legal representatives for reimbursable company expenses.

The balances with related parties are unsecured, non-interest bearing and repayable on demand. These balances were fully settled in 2018.

8.	INVENTORIES

Inventories consist of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
		(Restated)
Raw materials	$354,921	$300,592
Work in progress	-	40,330
Finished goods	276,416	261,060
Total	631,337	601,982
Less: allowance for obsolete inventories	(165,748)	(156,540)
Inventories, net	$465,589	$445,442

9.	ADVANCES TO SUPPLIERS

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

No deferred taxes were recognized for the three and nine months ended December 31, 2017 and 2016.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
PRC statutory tax rate	25%	25%	25%	25%
Computed expected (benefits) expense	$(13,791)	$17,365	$(6,867)	$17,365
Temporary differences and tax losses not recognized	19,767	3,586	26,034	3,586
Preferential tax treatment	-	(7,760)	(5,454)	(7,760)
Income tax expense	$5,976	$13,191	$13,713	$13,191

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and

(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2017 are as follows:

Revenues	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Manufacturing segment	$717,618	$1,670,662	$3,779,595	$1,670,662
Service segment	2,345,593	742,843	6,897,821	742,843
	$3,063,211	$2,413,505	$10,677,416	$2,413,505

Income from operations by segment for the three and nine months ended December 31, 2017 are as follows:

Operating (loss) income	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Manufacturing segment	$(13,903)	$10,125	$(6,027)	$10,125
Service segment	(12,059)	57,112	116,644	57,112
Corporate and other	(36,405)	(452)	(143,707)	(452)
(Loss) income from operations	$(62,367)	$66,785	$(33,090)	$66,785
Manufacturing segment	4,316	(2,600)	2,722	(2,600)
Service segment	2,888	5,199	2,866	5,199
Corporate and other	-	78	33	78
(Loss) income before income tax	$(55,163)	$69,462	$(27,469)	$69,462
Income tax expense	(5,976)	(13,191)	(13,713)	(13,191)
Net (loss) income	$(61,139)	$56,271	$(41,182)	$56,271

Depreciation and amortization by segment for the three and nine months ended December 31, 2017 are as follows:

Depreciation	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Manufacturing segment	$8,121	$938	$23,745	$938
Service segment	20,525	6,546	60,790	6,546
	$28,646	$7,484	$84,535	$7,484

Total assets by segment at December 31, 2017 and March 31, 2017 are as follows:

Total assets	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
Manufacturing segment	$5,029,970	$5,328,211
Service segment	4,585,243	3,099,276
Corporate and other	364,297	120,031
	$9,979,510	$8,547,518

Goodwill by segment at December 31, 2017 and March 31, 2017 is as follows:

Goodwill	December 31, 2017	March 31, 2017
Manufacturing segment	$475,003	$475,003
Service segment	454,659	454,659
	$929,662	$929,662

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
	(Restated)	(Restated)
Loan from third parties (i)	$861,433	$104,040
Employee advances	882	987
Accrued wages and welfare	97,697	91,441
Value-added taxes (refundable) payable	11,556	-
Other payables	20,003	2,815
	$991,571	$199,283

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

14. RESERVES

(a)	Statutory reserve

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

Leases

During the year 2017, the Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2019. Rent expense for the three and nine months ended December 31, 2017 was approximately $25,616 and $70,034, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

2018	$7,678
2019	30,710
2020	2,559
$40.947

16.	SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated all of its activity through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Forward-looking statements

Statements made in this Form 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

	Three Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Revenue	$3,063,211	100.0%	$2,413,505	100%	$649,706	26.9%
Cost of revenues	(2,702,415)	(88.2%)	(2,053,447)	(85.1%)	648,968	31.6%
Gross profit	360,796	11.8%	360,058	14.9%	738	0.2%
Operating expenses	(423,163)	(13.8%)	(293,273)	(12.1%)	129,890	44.3%
(Loss) income from operations	(62,367)	(2.0%)	66,785	2.8%	(129,152)	(193.4%)
Other income, net	7,204	0.2%	2,677	0.1%	4,527	169.1%
Income tax expense	(5,976)	(0.2%)	(13,191)	(0.5%)	7,215	54.7%
Net (loss) income	$(61,139)	(2.0%)	$56,271	2.4%	$(117,410)	(208.7%)

Revenue

Revenue generated from our garment manufacturing business contributed $717,618 or 23.4% of our total revenue for the three months ended December 31, 2017. Revenue generated from our garment manufacturing business contributed $1,670,662 or 69.2% of our total revenue for the three months ended December 31, 2016. The decrease was due to we partially closed our operations in 2017 to undergo business restructuring for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

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

Total revenues for the three months ended December 31, 2017 were $3,063,211, a 26.9% increase compared with the three months ended December 31, 2016. This increase was due to the operating companies in the PRC was being acquired and consolidated to the Company beginning December 2016.

Cost of revenue

	Three Months Ended December 31, 2017				Increase (decrease)/ in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$717,618	100.0%	$1,670,662	100%	$(953,044)	(57.0%)
Raw materials	537,430	74.9%	1,378,051	82.4%
Labor	55,881	7.8%	82,115	5.0%
Other and Overhead	34,932	4.8%	23,196	1.4%
Total cost of revenue for garment manufacturing	628,243	87.5%	1,483,362	88.8%	(855,119)	(57.6%)
Gross profit (loss) for garment manufacturing	89,375	12.5%	187,300	11.2%	(97,925)	(52.3%)
Net revenue for logistic service	2,345,593	100.0%	742,843	100%	1,602,750	215.8%
Fuel and toll	1,748,002	74.5%	387,034	52.1%
Subcontracting fees	326,170	13.9%	183,051	24.6%
Total cost of revenue for logistic service	2,074,172	88.4%	570,085	76.7%	1,504,087	263.8%
Gross profit (loss) for logistic service	271,421	11.6%	172,758	23.3%	98,663	57.1%
Total cost of revenue	$2,702,415	88.2%	$2,053,447	85.1%	$648,968	31.6%
Gross profit (loss)	$360,796	11.8%	$360,058	14.9%	$738	0.2%

Cost of revenue for our manufacturing segment for the three months ended December 31, 2017 and 2016 was $628,243 and $1,483,362, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended December 31, 2017 was $2,074,172 and $570,085, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

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

Raw material costs for our manufacturing business were 74.9% of our total manufacturing business revenue in the three months ended December 31, 2017, compared with 82.4% in the three months ended December 31, 2016. The decrease was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 7.8% of our total manufacturing business revenue in the three months ended December 31, 2017, compared with 5.0% in the three months ended December 31, 2016. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 4.8% of our total manufacturing business revenue for the three months ended December 31, 2017, compared with 1.4% of total manufacturing business revenue for the three months ended December 31, 2016.

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

Total cost of revenue for the three months ended December 31, 2017 was $2,702,415, a 31.6% increase from $2,053,447 for the three months ended December 31, 2016. Total cost of sales as a percentage of total sales for the three months ended December 31, 2017 was 88.2%, compared with 85.1% for the three months ended December 31, 2016. Gross margin for the three months ended December 31, 2017 was 11.8% compared with 14.9% for the three months ended December 31, 2016.

Gross profit

	Three Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Gross profit (loss)	$360,796	100%	$360,058	100%	738	0.2%
Operating expenses:
Selling expenses	(4,106)	(1.1%)	(736)	(2.0%)	3,370	457.9%
General and administrative expenses	(419,057)	(116.2%)	(292,537)	(81.3%)	126,520	43.2%
Total	$(423,163)	(117.3%)	$(293,273)	(81.5%)	129,890	47.5%
(Loss) income from operations	$(62,367)	(17.3%)	$66,785	18.5%	(129,152)	(193.4%)

Manufacturing business gross profit for the three months ended December 31, 2017 was $89,375 compared with $187,300 for the three months ended December 31, 2016. Gross profit accounted for 12.5% of our total manufacturing business revenue for the three months ended December 31, 2017, compared with 11.2% for the three months ended December 31, 2016.

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

Income from operations

We had a loss from operations for the three months ended December 31, 2017 of $62,367, compared to income from operations for the three months ended December 31, 2016 of $66,785. (Loss) income from operations of ($13,903) and $10,125 was attributed from our manufacturing segment for the three months ended December 31, 2017 and 2016, respectively. (Loss) income from operations of ($12,059) and $57,112 was attributed from our service segment for the three months ended December 31, 2017 and 2016, respectively. We incurred a loss from operations in corporate segment of $36,405 and $452 for the three months ended December 31, 2017 and 2016, respectively. The loss from our corporate segment was mainly due to the legal and professional fee in connection to the reverse merger transactions incurred in 2017.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2017 and 2016 was $5,976 and $13,191, respectively, a 54.7% decrease compared to the same period of 2016. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

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

Net Income

We incurred a net income (loss) of ($61,139) and $56,271 for the three months ended December 31, 2017 and 2016, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended December 31, 2017, respectively.

Results of Operations for the nine months ended December 31, 2017 and 2016

The following tables summarize our results of operations for the nine months ended December 31, 2017 and 2016. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Revenue	$10,677,416	100.0%	$2,413,505	100%	$8,263,911	342.4%
Cost of revenues	(9,472,377)	(88.7%)	(2,053,447)	(85.1%)	7,418,930	361.3%
Gross profit	1,205,039	11.3%	360,058	14.9%	844,981	234.7%
Operating expenses	(1,238,129)	(11.6%)	(293,273)	(12.1%)	944,856	322.2%
Loss (income) from operations	(33,090)	(0.3%)	66,785	2.8%	(99,875)	(149.5%)
Other income, net	5,621	0.0%	2,677	0.1%	2,944	110.0%
Income tax expense	(13,713)	(0.1%)	(13,191)	(0.5%)	522	4.0%
Net income(loss)	$(41,182)	(0.4%)	$56,271	2.4%	$(97,453)	(173.2%)

Revenue

Revenue generated from our garment manufacturing business contributed $3,779,595 or 35.4% of our total revenue for the nine months ended December 31, 2017. Revenue generated from our garment manufacturing business contributed $1,670,662 or 69.2% of our total revenue for the nine months ended December 31, 2016. An increase of 126.2% was due to the Acquisition transaction in 2016, offset by the decrease resulting from our operations was partially closed in 2017 to undergo business restructuring for reorganizing the operational and other structures of our garment manufacturing subsidiaries to increase profitability.

Revenue generated from our logistic business contributed $6,897,821 or 64.6% of our total revenue for the nine months ended December 31, 2017. Revenue generated from our logistic business contributed $742,843 or 30.8% of our total revenue for the nine months ended December 31, 2016. The increase was due to revenue generated for the three months ended December 31, 2016 represents only one-month revenue since Yingxi Industrial Chain Group Co., Ltd (“Yingxi”) consolidated with the four business operating companies in the PRC through the acquisition of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) in December 2016 (the “Acquisition transaction in 2016”).

Total revenue for the nine months ended December 31, 2017 were $10,677,416, a 342.4% increase compared with the nine months ended December 31, 2016. This increase was due to the operating companies in the PRC was being acquired and consolidated to the Company beginning December 2016.

Cost of revenue

	Nine Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$3,779,595	100.0%	$1,670,662	100%	$2,108,933	126.2%
Raw materials	2,957,368	78.2%	1,378,051	82.4%
Labor	410,562	10.9%	82,115	5.0%
Other and Overhead	159,834	4.2%	23,196	1.4%
Total cost of revenue for garment manufacturing	3,527,764	93.3%	1,483,362	88.8%	2,044,402	137.8%
Gross profit for garment manufacturing	251,831	6.7%	187,300	11.2%	64,531	34.5%
Net revenue for logistic service	6,897,821	100.0%	742,843	100%	6,154,978	828.6%
Fuel and toll	4,835,293	70.1%	387,034	52.1%
Subcontracting fees	1,109,320	16.1%	183,051	24.6%
Total cost of revenue for logistic service	5,944,613	86.2%	570,085	76.7%	5,374,528	942.8%
Gross Profit for logistic service	953,208	13.8%	172,758	23.3%	780,450	451.8%
Total cost of revenue	$9,472,377	88.7%	$2,053,447	85.1%	$7,418,930	361.3%
Gross profit	$1,205,039	11.3%	$360,058	14.9%	$844,981	234.7%

Cost of revenue for our manufacturing segment for the nine months ended December 31, 2017 and 2016 was $3,527,764 and $1,483,362, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the nine months ended December 31, 2017 was $5,944,613 and $570,085, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

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

Raw material costs for our manufacturing business were 78.2% of our total manufacturing business revenue in the nine months ended December 31, 2017, compared with 82.4% in the nine months ended December 31, 2016.

Labor costs for our manufacturing business were 10.9% of our total manufacturing business revenue in the nine months ended December 31, 2017, compared with 5.0% in the nine months ended December 31, 2016. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 4.2% of our total manufacturing business revenue for the nine months ended December 31, 2017, compared with 1.4% of total manufacturing business revenue for the nine months ended December 31, 2016.

Fuel and toll costs for our service business for the nine months ended December 31, 2017 were $4,835,293 compared with $387,034 for the nine months ended December 31, 2016. Fuel and toll costs for our service business accounted for 70.1% of our total service revenue for the nine months ended December 31, 2017, compared with 52.1% for the nine months ended December 31, 2016. The increase was primarily attributable to the Acquisition transaction in 2016.

Subcontracting fees for our service business for the nine months ended December 31, 2017 increased 506.0% to $1,109,320 from $183,051 for the nine months ended December 31, 2016. Subcontracting fees accounted for 16.1% and 24.6% of our total service business revenue in the nine months ended December 31, 2017 and 2016, respectively. This increase was primarily attributable to the Acquisition transaction in 2016.

Total cost of revenue for the nine months ended December 31, 2017 was $9,472,377, a 361.3% increase from $2,053,447 for the nine months ended December 31, 2016. Total cost of sales as a percentage of total sales for the nine months ended December 31, 2017 was 88.7%, compared with 85.1% for the nine months ended December 31, 2016. Gross margin for the nine months ended December 31, 2017 was 11.3% compared with 14.9% for the nine months ended December 31, 2016.

Gross profit

	Nine Months Ended December 31, 2017				Increase (decrease) in
	2017		2016		2017 compared to 2016
	(In U.S. dollars, except for percentages)
Gross profit	$1,205,039	100%	$360,058	100%	844,981	234.7%
Operating expenses:
Selling expenses	(21,643)	(1.8%)	(736)	(2.0%)	20,907	2,840.6%
General and administrative expenses	(1,216,487)	(101.0%)	(292,537)	(81.3%)	923,950	315.8%
Total	$(1,238,129)	(102.8%)	$(293,273)	(81.5%)	944,856	322.2%
(Loss) income from operations	$(33,090)	(2.8%)	$66,785	18.5%	(99,875)	(149.5%)

Manufacturing business gross profit for the nine months ended December 31, 2017 was $251,831 compared with $187,300 for the nine months ended December 31, 2016. Gross profit accounted for 6.7% of our total manufacturing business revenue for the nine months ended December 31, 2017, compared with 11.2% for the three months ended December 31, 2016.

Gross profit in our service business for the nine months ended December 31, 2017 was $953,208 and gross margin was 13.8%. Gross profit in our service business for the nine months ended December 31, 2016 was $172,758 and gross margin was 23.3%. The decrease was a result of the new opened logistic points in 2017, these logistic points have a lower gross margin as we provide lower service fee to attract new business.

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

Income from operations

(Loss) income from operations for the nine months ended December 31, 2017 and 2016 was ($33,090) and $66,785, respectively. (Loss) income from operations of ($6,027) and $10,125 was attributed from our manufacturing segment for the nine months ended December 31, 2017 and 2016, respectively. Income from operations of $116,644 and $57,112 was attributed from our service segment for the nine months ended December 31, 2017 and 2016, respectively. We incurred a loss from operations in corporate segment of $143,707 and $452 for the nine months ended December 31, 2017 and 2016, respectively. The loss from our corporate segment was mainly due to the legal and professional fees in connection with the reverse merger transactions incurred in 2017.

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

Net Income

We incurred a net (loss) income of ($41,182) and $56,271 for the nine months ended December 31, 2017 and 2016, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the nine months ended December 31, 2017, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2017 and 2016 is as follow:

	2017	2016
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$756,510	$(290,521)
Net cash used in investing activities	$(3,102,539)	$227,711
Net cash provided by financing activities	$2,310,965	$292,650

Net cash provided by operating activities consisted of net loss of $41,182, increased by depreciation of $84,535, and increased by change of operating assets and liabilities of $713,157. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consisted of payment for acquisition of subsidiaries of $3,025,751 and purchase of plant and equipment of $76,788.

Net cash provided by financing activities consisted of repayment of related party borrowings of $2,770,201 and we received related party proceeds of $4,778,063. Additionally, we repaid third party borrowings of $525,978 and we received third party proceeds of $829,081.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2017, we had cash on hand of $146,365, total current assets of $8,394,391 and current liabilities of $10,364,081. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2017, the market foreign exchange rate had increased to RMB 6.65 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the three and nine months ended December 31, 2017 was $29,568 and $99,407, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial/accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer (principal executive officer and principal financial/accounting officer) concluded that our disclosure controls and procedures were not effective.

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

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Date:	November 8, 2018

