Form 10-Q
period 2018-09-30
ADDENTAX GROUP CORP.
filed 2018-11-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of November 14, 2018, there were 506,920,000 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and March 31, 2018 (audited)	F-2

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended September 30, 2018 and 2017 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2018 and 2017 (unaudited)	F-5 – F-18

3

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND MARCH 31, 2018 (AUDITED)

	September 30, 2018	March 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$376,963	$264,806
Accounts receivables, net	1,913,720	3,416,618
Inventories, net	123,525	239,229
Other receivables	339,546	2,005,112
Advances to suppliers	489,856	266,377
Amounts due from related parties	-	202,426
Total current assets	3,243,610	6,394,568

NON-CURRENT ASSETS
Plant and equipment, net	646,165	648,540
Goodwill	475,003	475,003
Total non-current assets	1,121,168	1,123,543
TOTAL ASSETS	$4,364,778	$7,518,111

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$721,182	$1,549,847
Amount due to related parties	4,257,190	5,319,418
Advances from customers	60,015	1,561,861
Accrued expenses and other payables	167,856	185,855
Bank borrowings	160,168	-
Income tax payable	3,843	6,064
Total current liabilities	5,370,254	8,623,045
TOTAL LIABILITIES	$5,370,254	$8,623,045

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018 )	$506,920	$506,920
Additional paid-in capital	(420,524)	(420,524)
Retained earnings (losses)	(1,105,807)	(1,081,198)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income (loss)	(7,604)	(131,671)
Total equity (deficit)	(1,005,476)	(1,104,934)
TOTAL LIABILITIES AND EQUITY (DEFICIT )	$4,364,778	$7,518,111

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
REVENUES	$2,834,812	$3,974,797	$5,566,605	$7,614,205

COST OF REVENUES	2,153,235	3,403,311	4,590,409	6,769,962

GROSS PROFIT	681,577	571,486	976,196	844,243

OPERATING EXPENSES
Selling and marketing	(4,990)	(5,611)	(9,710)	(17,537)
General and administrative	(539,696)	(421,621)	(1,003,596)	(797,429)
Total operating expenses	(544,686)	(427,232)	(1,013,306)	(814,966)

INCOME (LOSS) FROM OPERATIONS	136,891	144,254	(37,110)	29,277

OTHER INCOME (EXPENSE), NET	3,286	33	16,990	(1,583)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	140,177	144,287	(20,120)	27,694

INCOME TAX EXPENSE	(3,880)	(5,494)	(4,489)	(7,737)

NET INCOME (LOSS)	136,297	138,793	(24,609)	19,957
Foreign currency translation loss	49,162	(21,385)	124,067	(69,839)
TOTAL COMPREHENSIVE INCOME (LOSS)	$185,459	$117,408	$99,458	$(49,882)

EARNINGS PER SHARE
Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	506,920,000	506,920,000	506,920,000	506,920,000

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,609)	$19,957
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	60,043	55,889
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,502,898	(923,680)
Inventories	115,704	76,806
Advances to suppliers	(223,479)	(652,564)
Other receivables	1,665,567	87,133
Increase (decrease) in:
Accounts payables	(828,665)	1,138,937
Accrued expenses and other payables	170,112	637,310
Advances from customers	(1,501,846)	(552,884)
Taxes payable	(2,221)	3,250
Net cash used in operating activities	933,504	(109,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(57,668)	(25,435)
Payment for acquisition of subsidiaries	-	(3,025,751)
Net cash used in investing activities	(57,668)	(3,051,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	4,922,447	5,198,140
Repayment of related party borrowings	(5,782,249)	(2,052,289)
Proceeds from third party borrowings	75,948	961,422
Repayment of third party borrowings	(127,395)	(810,526)
Proceeds from bank borrowings	160,168	-
Net cash provided by (used in) financing activities	(751,801)	3,296,747

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,755	135,715
Effect of exchange rate changes on cash and cash equivalents	(12,598)	2,701
Cash and cash equivalents, beginning of year	264,806	176,905
CASH AND CASH EQUIVALENTS, END OF YEAR	$376,963	$315,321

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (“ATXG”) was incorporated in Nevada on October 28, 2014, and before the transaction described below, ATXG was engaged in the field of producing images on multiple surfaces using heat transfer technology.

On December 28, 2016, ATXG acquired 250,000,000 shares of the issued and outstanding stock of Yingxi Industrial Chain Group Co., Ltd. (“Yingxi”). The 250,000,000 shares of Yingxi were acquired from the members of Yingxi in a share exchange transaction in return for the issuance of 500,000,000 shares of common stock of ATXG. The 250,000,000 shares of Yingxi constitute 100% of its issued and outstanding stock, and as a result of the transaction, Yingxi became a wholly-owned subsidiary of ATXG. Following the consummation of the reverse acquisition effective on September 25, 2017, and giving effect to the securities exchanged in the offering, the members of Yingxi beneficially owned approximately ninety-nine (99%) of the issued and outstanding common stock of ATXG. For accounting purposes, the Company was treated as an acquiree and Yingxi as an acquirer, as a result, the business and financial information contained in this report is that of the acquirer prior to the consummation date and that of the combined entity after that date.

Yingxi was incorporated in the Republic of Seychelles on August 4, 2016. ATXG, together with Yingxi and its subsidiaries (the “Company”) operates primarily in the People’s Republic of China (“PRC” or “China”) and is engaged in the business of garments manufacturing and providing logistic services.

On December 15, 2016, Yingxi entered into an equity transfer agreement with the shareholder of Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”) under which Yingxi agreed to pay total consideration of RMB21,008,886 (approximately $3,048,936) in cash in exchange for a 100% ownership interest in Yingxi HK. Yingxi HK was incorporated in Hong Kong in 2016. Yingxi HK is a holding company with no assets other than a 100% equity interest in the following subsidiaries:

●	Qianhai Yingxi Textile & Garments Co., Ltd (“QYTG”), a wholly-owned subsidiary of Yingxi HK, was incorporated in the PRC in 2016.

●	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), a wholly-owned subsidiary of QYTG, was incorporated in the PRC in 2016.

●	Xin Kuai Jie Transport Co., Ltd (“XKJ”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2001. XKJ is engaged in the provision of logistic services.

●	Shenzhen Hua Peng Fa Logistics Co., Ltd (“HPF”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2006. HPF is engaged in the provision of logistic services.

●	Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2009. HSW is a garment manufacturer.

●	Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2009. DT is a garment manufacturer.

2.	BASIS OF PRESENTATION, LIQUIDITY

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2018.

The results of operations for the six-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

The accompanying unaudited condensed financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net income (loss) of $136,297, $138,793, $(24,609) and $19,957, during the three months and six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and March 31, 2018, the Company had a working capital deficit of $2,216,644  and $2,228,478 , respectively, and a total deficit on equity of $1,005,476 and $1,104,934, respectively.

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

At September 30, 2018, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2018 and March 31, 2018.

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and six months ended September 30, 2018 and 2017.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2018 and March 31, 2018.

	September 30, 2018	March 31, 2018
Customer A	13%	56%
Customer B	10%	21%
Customer C	nil %	12%
Customer D	14%	2%
Customer E	11%	nil %

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods was made for the three and six months ended September 30, 2018 and 2017, respectively.

During the three and six months ended September 30, 2018 and 2017, approximately 70%, 57%, 84% and 63% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

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

The Company tested goodwill for impairment as of March 31, 2018 and it was determined that the recoverable amount of one of the Company’s reporting units was lower than the carrying amount of the goodwill recorded. Therefore it was concluded that the carrying amount of goodwill of $454,659 was impaired.

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

There was no impairment of long-lived assets as of September 30, 2018 and March 31, 2018.

(k)	Revenue Recognition

Revenue is generated through sale of goods and delivery services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s common stock shares outstanding. Diluted earnings per share reflects the amount of net income available to each common stock share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive common stock shares outstanding as of September 30, 2018 and March 31, 2018.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended September 30, 2018 and 2017. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense relating to the U.S. Tax Reform was needed for the three and six months ended September 30, 2018.

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

Credit Risk

Credit risk mainly arises from accounts receivables which represents 59% of total current assets. The carrying amount of the accounts receivables balance substantially represents the Company’s maximum exposure to credit and counterparty risk in relation to financial assets. Account receivables are typically unsecured and are derived from revenue earned from customers. Credit risk is mitigated by credit evaluations the Company performs on its customers and ongoing monitoring on outstanding balances. The Company also closely reviews credit risk and provisioning periodically.

Interest Rate Risk

In September 2018, we entered into a credit agreement that provides for an approximately $218,000 (RMB1,500,000) credit facility. The pricing on the credit facility is based on LIBOR, as defined by the credit agreement. As of September 30, 2018, the Company has not drawn on the credit facility. The floating interest rate may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

(o)	Recently issued and adopted accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard has been adopted by the Company effective on September 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact to its consolidated financial statement.

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

The following represents the purchase price allocation at the dates of the acquisition:

Cash and cash equivalents	$230,390
Other current assets	6,373,688
Plant and equipment	710,829
Goodwill	929,662
Current liabilities	(5,174,094)
Statutory reserves	(21,539)
Total purchase price	$3,048,936

5.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at September 30, 2018 and March 31, 2018 are as follows:

	September 30, 2018	March 31, 2018
Accounts receivable	$1,913,720	$3,416,618
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,913,720	$3,416,618

No allowance for doubtful accounts was made for the three and six months ended September 30, 2018 and 2017.

6.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees  and third-party entities. These advances are unsecured and due on demand.

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd is a legal representative and principal shareholder
Bitun Apparel (Shenzhen) Co., Ltd	Huijun Ma is a legal representative
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of September 30, 2018 and March 31, 218

Amounts due from related parties	September 30, 2018	March 31, 2018
Shenzhen Bitun Textile Co., Ltd.	-	39,883
Shenzhen Yingxi Investment & Development Co., Ltd.	-	162,543
	$-	$202,426

Amounts due to related parties	September 30, 2018	March 31, 2018
Zhida Hong	$3,591,554	38,196
Zhongpeng Chen	165,380	739,317
Dewu Huang	7,085	248,031
Yinping Ding	-	118,952
Jinlong Huang	351,956	338,115
Shenzhen Bitun Textile Co., Ltd.	14,542	-
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	-	3,665,347
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	115,612	159,356
Huizhu Ma	11,060	12,104
	$4,257,190	$5,319,418

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORIES

Inventories consist of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Raw materials	$77,525	$126,079
Work in progress	46,000	113,150
Total	123,525	239,229
Less: allowance for obsolete inventories	-	-
Inventories, net	$123,525	$239,229

9.	ADVANCES TO SUPPLIERS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand .

The Company reviews a supplier’s credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected.

10.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Production plant	$142,110	$155,529
Motor vehicles	974,172	944,539
Office equipment	11,413	12,491
	1,127,695	1,112,559
Less: accumulated depreciation	(481,530)	(464,019)
Plant and equipment, net	$646,165	$648,540

Depreciation expense for the three and six months ended September 30, 2018 and 2017 was $29,238, $60,043, $28,363 and $55,889, respectively.

11.	BANK LOANS

In September 2018, HSW entered into a bank loan agreement with Dongguan Agricultural Commercial Bank to borrow up to approximately $160,168 (RMB1,100,000)   for daily operations with an annual interest rate of 5.8% and a due date in September 2019.

In September 2018, HSW entered into a revolving line of credit agreement with Dongguan Agricultural Commercial Bank, which allows the company to borrow up to approximately $218,000 (RMB1,500,000). The line of credit is guaranteed by Ding Yinping & Huang Jinlong. As of September 30, 2018, approximately $218,000 was unused and available under this line of credit.

12.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles, and under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2018 and 2017.

YX was incorporated in the PRC and is subject to the PRC federal statutory tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and six months ended September 30, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2018.

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three and six months ended September 30, 2018 and 2017.

No deferred taxes were recognized for the three and six months ended September 30, 2018 and 2017.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
PRC statutory tax rate	25%	25%	25%	25%
Computed expected expenses	35,044	36,072	(5,030)	6,923
Temporary differences	(84,214)	(25,124	(86,163)	6,268
Tax losses not recognized	53,050	(5,454)	95,682	(5,454)
Income tax expense	$3,880	$5,494	$4,489	$7,737

(b)	Value Added Tax (“VAT”)

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

13.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
Revenues	2018	2017	2018	2017
Manufacturing segment	887,165	1,755,090	2,029,655	3,061,977
Service segment	1,947,646	2,219,707	3,536,949	4,552,228
	$2,834,812	$3,974,797	$5,566,605	$7,614,205

Income from operations by segment for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
Operating income (loss)	2018	2017	2018	2017
Manufacturing segment	$8,270	$41,172	$21,126	$7,875
Service segment	351,334	161,213	292,791	128,704
Corporate and other	(222,713)	(58,131)	(351,027)	(107,302
Income (loss) from operations	$136,891	$144,254	$(37,110)	$29,277
Manufacturing segment	2,365	-	13,353	(1,595)
Service segment	533	-	654	(21)
Corporate and other	388	33	2,983	33
Income (loss) before income tax	$140,177	144,287	(20,120)	27,694
Income tax expense	(3,880)	(5,494)	(4,489)	(7,737)
Net income (loss)	$136,297	$138,793	$(24,609)	$19,957

Depreciation and amortization by segment for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
Depreciation	2018	2017	2018	2017
Manufacturing segment	6,504	7,930	14,750	15,624
Service segment	22,734	20,433	45,293	40,265
	$29,238	$28,363	$60,043	$55,889

Total assets by segment at September 30, 2018 and March 31, 2018 are as follows:

Total assets	September 30, 2018	March 31, 2018
Manufacturing segment	$1,814,897	$3,775,765
Service segment	2,419,382	3,391,945
Corporate and other	130,499	350,400
	$4,364,778	$7,518,111

Goodwill by segment at September 30, 2018 and March 31, 2018 is as follows:

Goodwill	September 30, 2018	March 31, 2018
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

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

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Loan from third parties (i)	$-	$56,739
Employee advances	558	1,073
Accrued wages and welfare	91,005	66,972
Other payables	76,293	61,071
	$167,856	$185,855

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At September 30, 2018 and March 31, 2018, the paid-up statutory reserve was RMB148,418 or $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

16.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices in various cities in the PRC and leases its headquarters in Shenzhen, the PRC, under operating leases expiring on various dates through the Company’s year end of 2021. Rent expense for the three and six months ended September 30, 2018 and 2017 was approximately $26,497, $54,507, $25,409 and $44,336, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

2019	$150,834
2020	275,001
2021	136,288
562,123

17.	SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K/A as filed with the Securities and Exchange Commission on September 21, 2018 (as amended) are those that depend most heavily on these judgments and estimates. As of September 30, 2018, there had been no material changes to any of the critical accounting policies contained therein.

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

Current Business

Effective December 28, 2016, the Company executed a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. Yingxi Industrial Chain Group Co., Ltd. (“YICG”) is currently a garment manufacturer. Intending to diversify its service portfolio, the Company plans to develop another branch of business: international supply chain management consulting service, which will focus exclusively on the textile & garments industry. The Company plans to assist clients to open textile and garment sales outlets throughout China. The Company will also provide assistance services in plan implementation. Pursuant to the S&P, which closed on September 25, 2017, the Company issued five hundred million (500,000,000) restricted common shares of the Company to the owners of Yingxi Industrial Chain Group Co., Ltd. in consideration for the acquisition of YICG.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2018, we provide logistic service to 30 cities in approximately 20 provinces. We expect to develop additional 20 logistic point in existing serving cities in the third quarter and fourth quarter of 2018 and improve company’s profit in 2019 fiscal year.

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

Future Business

In addition to our garment manufacturing business, we also want to kick start our supply chain management consulting service. Our supply chain management consulting service is still under development with no active clients. However, due to the uniqueness of our business model, we have attracted over 30 potential clients strongly interested in our proposed service. All of those potential clients are located in China. We plan to put our proposed service into operation in the third quarter of calendar 2018.

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

We also work with qualified international trading companies to help expand our clients’ global market share. Currently we build trading routes to various areas like America, Australia, and Africa which can help clients lower international trading costs.

Financial Services

We will offer financial services to selected clients. These services include long term & short term loans which we provide to clients, financing services, and inventory pledge services. Also, we plan to build a third party payment center which can improve clients’ capital turnover. Clients will be able to employ the third party payment center to process transactions and accept the payment terms and payment period we set. As the third party guarantor, we could help our clients to pay or receive payments on time.

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

Recently issued and adopted accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard was effective for the Company on September 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact to its consolidated financial statements.

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

Results of Operations for the three months ended September 30, 2018 and 2017

The following tables summarize our results of operations for the three months ended September 30, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$2,834,812	100%	$3,974,797	100%	$(1,139,985)	(28.7%)
Cost of revenues	(2,153,235)	(76.0%)	(3,403,311)	(85.6)%	(1,250,076)	(36.7%)
Gross profit	681,577	24.0%	571,486	14.4%	110,091	19.3%
Operating expenses	(544,686)	(19.2%)	(427,232)	(10.8%)	117,454	27.5%
Income from operation	136,891	4.8%	144,254	(3.6%)	(7,363)	(5.1%)
Other income (expense), net	3,286	0.1%	33	0.0%	3,253	(9857.6%)
Income tax expense	(3,880)	(0.1%)	(5,494)	(0.1%)	1,614	29.4%
Net income	$136,297	4.8%	$138,793	3.5%	$(2,496)	(1.8%)

Revenue

Revenue generated from our garment manufacturing business contributed $887,165 or 31.3% of our total revenue for the three months ended September 30, 2018. Revenue generated from our garment manufacturing business contributed $1,755,090 or 44.2% of our total revenue for the three months ended September 30, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the three months ended September 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Revenue generated from our logistic business contributed $1,947,647 or 68.7% of our total revenue for the three months ended September 30, 2018. Revenue generated from our logistic business contributed $2,219,707 or 55.8% of our total revenue for the three months ended September 30, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the three months ended September 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Total revenue for the three months ended September 30, 2018 was $2,834,812, a 28.7% decrease compared with the three months ended September 30, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the three months ended September 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Cost of revenue

	Three Months Ended September 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$887,165	100%	$1,755,090	100.0%	$(867,925)	(49.4%)
Raw materials	725,756	81.9%	1,493,390	85.1%
Labor	64,261	7.2%	116,208	6.6%
Other and Overhead	16,883	1.9%	24,656	1.4%
Total cost of revenue for garment manufacturing	806,900	91.0%	1,634,254	93.1%	(827,354)	(50.6%)
Gross profit for garment manufacturing	80,265	9.0%	120,836	6.9%	(40,571)	(33.6%)
Net revenue for logistic service	1,947,647	100%	2,219,707	100.0%	(272,060)	(12.3%)
Fuel and toll	607,088	31.1%	1,260,788	56.8%
Subcontracting fees	739,247	38.0%	508,269	22.9%
Total cost of revenue for logistic service	1,346,335	69.1%	1,769,057	79.7%	(422,722)	(23.9%)
Gross Profit for logistic service	601,312	30.9%	450,650	20.3%	150,662	33.4%
Total cost of revenue	$2,153,235	76.0%	$3,403,311	85.6%	$(1,250,076)	(36.7%)
Gross profit	$681,577	24.0%	$571,486	14.4%	$110,091	19.3%

Cost of revenue for our manufacturing segment for the three months ended September 30, 2018 and 2017 was $806,900 and $1,634,254, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended September 30, 2018 and 2017 was $1,346,335 and $1,769,057, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 70.2% and 84% of raw materials purchases for the three months ended September 30, 2018 and 2017, respectively. Two and three suppliers provided more than 10% of our raw materials purchases for the three months ended September 30, 2018 and 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 50.5% and 67% of total cost of revenues for our service segment for the three months ended September 30, 2018 and 2017, respectively. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 81.9% of our total manufacturing business revenue in the three months ended September 30, 2018, compared with 85.1% in the three months ended September 30, 2017. The decrease was mainly due to our cost-cutting measures on materials cost have been in place and the decrease in raw materials purchase.

Labor costs for our manufacturing business were 7.2% of our total manufacturing business revenue in the three months ended September 30, 2018, compared with 6.6% in the three months ended September 30, 2017. The increase in percentage was mainly due to the rising wages in the PRC, the decreased amount of labor cost was due to the decrease in business.

Overhead and other expenses for our manufacturing business accounted for 1.9% of our total manufacturing business revenue for the three months ended September 30, 2018, compared with 1.4% of total manufacturing business revenue for the three months ended September 30, 2017.

Fuel and toll costs for our service business for the three months ended September 30, 2018 were $607,088 compared with $1,260,788 for the three months ended September 30, 2017. Fuel and toll costs for our service business accounted for 31.1% of our total service revenue for the three months ended September 30, 2018, compared with 56.8% for the three months ended September 30, 2017. The decrease was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the three months ended September 30, 2018 increased 45.4% to $739,247 from $508,269 for the three months ended September 30, 2017. Subcontracting fees accounted for 38.0% and 22.9% of our total service business revenue in the three months ended September 30, 2018 and 2017, respectively. This increase was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the three months ended September 30, 2018 was $2,153,235, a 36.7% decrease from $3,403,311 for the three months ended September 30, 2017. Total cost of sales as a percentage of total sales for the three months ended September 30, 2018 was 76.0%, compared with 85.6% for the three months ended September 30, 2017. Gross margin for the three months ended September 30, 2018 was 24.0% compared with 14.4% for the three months ended September 30, 2017.

Gross profit

	Three Months Ended September 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$681,577	100%	$571,586	100%	109,991	19.2%
Operating expenses:
Selling expenses	(4,990)	(0.7%)	(5,611)	(1.0%)	(621)	(11.1%)
General and administrative expenses	(539,696)	(79.2%)	(421,621)	(73.8%)	118,075	28.0%
Total	$(544,686)	(79.9%)	$(427,232)	(74.8%)	117,454	27.5%
Income from operations	$136,891	20.1%	$144,254	25.2%	(7,363)	(5.1%)

Manufacturing business gross profit for the three months ended September 30, 2018 was $80,265 compared with $120,836 for the three months ended September 30, 2017. Gross profit accounted for 9.0% of our total manufacturing business revenue for the three months ended September 30, 2018, compared with 6.9% for the three months ended September 30, 2017.

Gross profit in our service business for the three months ended September 30, 2018 was $601,312 and gross margin was 30.9%. Gross profit in our service business for the three months ended September 30, 2017 was $450,650 and gross margin was 20.3%.

The increase in gross margin was due to the implementation of cost-cutting measures and the effective control on our costs to increase profitability during the three months ended September 30, 2018.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended September 30, 2018 and 2017 were $4,990 and $5,611, respectively. We had no selling expenses in our service segment for the three months ended September 30, 2018 and 2017. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the three months ended September 30, 2018 and 2017 were $67,005 and $104,194, respectively. Our general and administrative expenses in our service segment, for the three months ended September 30, 2018 and 2017 were $249,977 and $259,292, respectively. Our general and administrative expenses in our corporate and other segment for the three months ended September 30, 2018 and 2017 were $222,713 and $58,135, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the three months ended September 30, 2018 decreased 11.1% to $4,990 from $5,611 for the three months ended September 30, 2017.

General and administrative expenses for the three months ended September 30, 2018 increased 28.0% to $539,696 from $421,621 for the three months ended September 30, 2017. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income from operations

Income from operations for the three months ended September 30, 2018 and 2017 was $136,891 and $144,254, respectively. Income from operations of $8,270 and $41,172 was attributed from our manufacturing segment for the three months ended September 30, 2018 and 2017, respectively. Income from operations of $351,334 and $161,213 was attributed from our service segment for the three months ended September 30, 2018 and 2017, respectively. We incurred a loss from operations in corporate segment of $222,713 and $58,131 for the three months ended September 30, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income Tax Expenses

Income tax expense for the three months ended September 30, 2018 and 2017 was $3,880 and $5,494, respectively, a 29.4% decrease for the 2018 period compared to the same period of 2017. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2018 and 2017.

QYTG and YX were incorporated in the PRC and are subject to the PRC statutory tax rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended September 30, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2018 and 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2018 and 2017.

The Company is a U.S. entity and is subject to United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended September 30, 2018 and 2017.

Net Income

We generated net income of $136,297 and $138,793 for the three months ended September 30, 2018 and 2017, respectively. Our basic and diluted earnings per share were $0.0 and $0.0 for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations for the six months ended September 30, 2018 and 2017

The following tables summarize our results of operations for the six months ended September 30, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended September 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$5,566,605	100%	$7,614,205	100.0%	$(2,047,600)	(26.9%)
Cost of revenues	(4,590,409)	(82.5%)	(6,769,962)	(88.9%)	(2,179,553)	(32.2%)
Gross profit	976,196	17.5%	844,243	11.1%	131,953	15.6%
Operating expenses	(1,013,306)	(18.2%)	(814,966)	(10.7%)	198,340	24.3%
Income(loss) from operations	(37,110)	(0.6%)	29,277	0.4%	(66,387)	(226.8%)
Other income (expense), net	16,990	0.3%	(1,583)	(0.0%)	18,573	1173.3%
Income tax expense	(4,489)	(0.1%)	(7,737)	(0.1%)	(3,248)	(42.0%)
Net income (loss)	$(24,609)	(0.4%)	$19,957	0.3%	$(44,566)	(223.3%)

Revenue

Revenue generated from our garment manufacturing business contributed $2,029,655 or 36.5% of our total revenue for the six months ended September 30, 2018. Revenue generated from our garment manufacturing business contributed $3,061,977 or 40.2% of our total revenue for the six months ended September 30, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the six months ended September 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Revenue generated from our logistic business contributed $3,536,950 or 63.5% of our total revenue for the six months ended September 30, 2018. Revenue generated from our logistic business contributed $4,552,228 or 59.8% of our total revenue for the six months ended September 30, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the six months ended September 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Total revenue for the six months ended September 30, 2018 was $5,566,605, a 26.9% decrease compared with the six months ended September 30, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the six months ended September 30, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Cost of revenue

	Six Months Ended September 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,029,655	100%	$3,061,977	100.0%	$(1,032,322)	(33.7%)
Raw materials	1,647,836	81.2%	2,550,364	83.3%
Labor	181,447	8.9%	284,792	9.3%
Other and Overhead	30,038	1.5%	64,365	2.1%
Total cost of revenue for garment manufacturing	1,859,321	91.6%	2,899,521	94.7%	(1,040,200)	(35.9%)
Gross profit for garment manufacturing	170,333	8.4%	162,456	5.3%	7,877	4.8%
Net revenue for logistic service	3,536,950	100%	4,552,228	100.0%	(1,015,278)	(22.3%)
Fuel and toll	1,226,948	34.7%	3,040,980	66.8%
Subcontracting fees	1,504,140	42.5%	829,461	18.2%
Total cost of revenue for logistic service	2,731,088	77.2%	3,870,441	85.0%	(1,139,353)	(29.4%)
Gross Profit for logistic service	805,863	22.8%	681,787	15.0%	124,076	18.2%
Total cost of revenue	$4,590,409	82.5%	$6,769,962	88.9%	$(2,179,553)	(32.2%)
Gross profit	$976,196	17.5%	$844,243	11.1%	$131,953	15.6%

Cost of revenue for our manufacturing segment for the six months ended September 30, 2018 and 2017 was $1,859,322 and $2,899,521, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the six months ended September 30, 2018 and 2017 was $2,731,087 and $3,870,441, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 56.5% and 63% of raw materials purchases for the six months ended September 30, 2018 and 2017, respectively. Three suppliers provided more than 10% of our raw materials purchases for the six months ended September 30, 2018 and 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 31.5% and 75% of total cost of revenues for our service segment for the six months ended September 30, 2018 and 2017, respectively. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 81.2% of our total manufacturing business revenue in the six months ended September 30, 2018, compared with 83.3% in the six months ended September 30, 2017. The decrease was mainly due to our cost-cutting measures on materials costs which have been put in place and the decrease in raw materials purchased.

Labor costs for our manufacturing business were 8.9% of our total manufacturing business revenue in the six months ended September 30, 2018, compared with 9.3% in the six months ended September 30, 2017.

Overhead and other expenses for our manufacturing business accounted for 1.5% of our total manufacturing business revenue for the six months ended September 30, 2018, compared with 2.1% of total manufacturing business revenue for the six months ended September 30, 2017.

Fuel and toll costs for our service business for the six months ended September 30, 2018 were $1,226,948 compared with $3,040,980 for the six months ended September 30, 2017. Fuel and toll costs for our service business accounted for 34.7% of our total service revenue for the six months ended September 30, 2018, compared with 66.8% for the six months ended September 30, 2017. The decrease was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the six months ended September 30, 2018 increased 81.3% to $1,504,140 from $829,461 for the six months ended September 30, 2017. Subcontracting fees accounted for 42.5% and 18.2% of our total service business revenue in the six months ended September 30, 2018 and 2017, respectively. This increase was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the six months ended September 30, 2018 was $4,590,409, a 32.2% decrease from $6,769,962 for the six months ended September 30, 2017. Total cost of sales as a percentage of total sales for the six months ended September 30, 2018 was 82.5%, compared with 88.9% for the six months ended September 30, 2017. Gross margin for the six months ended September 30, 2018 was 17.5% compared with 11.1% for the six months ended September 30, 2017.

Gross profit

	Six Months Ended September 30,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$976,196	100%	$844,243	100%	131,953	15.6%
Operating expenses:
Selling expenses	(9,710)	(1.0%)	(17,537)	(2.1%)	(7,827)	(44.6%)
General and administrative expenses	(1,003,596)	(102.8%)	(797,429)	(94.4%)	206,167	25.9%
Total	$(1,013,306)	(103.8%)	$(814,966)	(96.5%)	198,340	24.3%
Income (loss) from operations	$(37,110)	(3.8%)	$29,277	3.5%	(66,387)	(226.8%)

Manufacturing business gross profit for the six months ended September 30, 2018 was $170,333 compared with $162,456 for the six months ended September 30, 2017. Gross profit accounted for 8.4% of our total manufacturing business revenue for the six months ended September 30, 2018, compared with 5.3% for the six months ended September 30, 2017.

Gross profit in our service business for the six months ended September 30, 2018 was $805,863 and gross margin was 22.8%. Gross profit in our service business for the six months ended September 30, 2017 was $681,787 and gross margin was 15.0%.

The increase in gross margin was due to the implementation of cost-cutting measures and the effective control on our costs to increase profitability during the six months ended September 30, 2018.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the six months ended September 30, 2018 and 2017 were $9,710 and $17,537, respectively. We had no selling expenses in our service segment for the six months ended September 30, 2018 and 2017. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the six months ended September 30, 2018 and 2017 were $139,497 and $169,881, respectively. Our general and administrative expenses in our service segment, for the six months ended September 30, 2018 and 2017 were $513,072 and $520,241, respectively. Our general and administrative expenses in our corporate and other segment for the six months ended September 30, 2018 and 2017 were $351,027 and $107,307, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the six months ended September 30, 2018 decreased 44.6% to $9,710 from $17,537 for the six months ended September 30, 2017.

General and administrative expenses for the six months ended September 30, 2018 increased 25.9% to $1,003,596 from $797,429 for the six months ended September 30, 2017. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income from operations

Income (loss) from operations for the six months ended September 30, 2018 and 2017 was ($37,110) and $29,277, respectively. Income from operations of $21,126 and $7,875 was attributed from our manufacturing segment for the six months ended September 30, 2018 and 2017, respectively. Income from operations of $292,791 and $128,704 was attributed from our service segment for the six months ended September 30, 2018 and 2017, respectively. We incurred a loss from operations in corporate segment of $351,027 and $107,302 for the six months ended September 30, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2018 and 2017 was $4,489 and $7,737, respectively, a 42.0% decrease for the 2018 period compared to the same period of 2017. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2018 and 2017.

QYTG and YX were incorporated in the PRC and are subject to the PRC statutory tax rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the six months ended September 30, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2018 and 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2018 and 2017.

The Company is a U.S. entity and is subject to United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended September 30, 2018 and 2017.

Net Income

We incurred net income (loss) of ($24,609) and $19,957 for the six months ended September 30, 2018 and 2017, respectively. Our basic and diluted earnings per share were $0.0 and $0.0 for the six months ended September 30, 2018 and 2017, respectively.

Summary of cash flows

Summary cash flows information for the six months ended June 30, 2018 and 2017 is as follow:

	2018	2017
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$933,504	$(109,846)
Net cash used in investing activities	$(57,668)	$(3,051,186)
Net cash (used in) provided by financing activities	$(751,801)	$3,296,747

Net cash used in operating activities for the six months ended September 20, 2018, consisted of net loss of ($24,609), increased by depreciation of $60,043, and increased by net increase in change of operating assets and liabilities of $898,070. We plan to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon receipt of customers’ orders.

Net cash used in investing activities for the six months ended September 20, 2018, consisted of purchase of plant and equipment of $57,668.

Net cash provided by financing activities for the six months ended September 20, 2018, consisted of third party proceeds of $75,948; related party proceeds of $4,922,447; and proceeds from bank borrowings of $160,168, offset by repayment of third party borrowings of $127,395 and repayment of related party borrowings of $5,782,249.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, we had cash on hand of $376,963, total current assets of $3,243,610 and current liabilities of $5,370,254. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our services, until such time as we generate revenues sufficient to support our operations, if ever. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of September 30, 2018, we had approximately $5,370,254 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2018, the market foreign exchange rate had increased to RMB 6.868 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the three and six months ended September 30, 2018 was $49,162 and $124,067, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2018, filed with the Commission on September 21, 2018 (as amended from time to time), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K (as amended from time to time), prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K/A for the year ended March 31, 2018 (as amended from time to time), under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

ADDENTAX GROUP CORP.

Date: November 14, 2018	/s/ Hong Zhida
Hong Zhida
President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 28, 2016		10-K/A	3.3	9/21/2018	333-206097
3.4	Bylaws		S-1	3.2	8/5/2015	333-206097
10.1	Loan Agreement, dated March 2, 2015		S-1	10.1	8/5/2015	333-206097
10.2	Contract of the sale goods, dated February 3, 2015		S-1	10.2	8/5/2015	333-206097
10.3	Lease Agreement, dated December 15, 2014		S-1	10.3	8/5/2015	333-206097
10.4	Verbal Agreement, dated October 28, 2014		S-1	10.4	8/5/2015	333-206097
10.5	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.6	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.7	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
10.1	Triparty Agreement of Debt Transfer dated August 1st, 2018, by and between Qianhai Yingxi Textile & Garments (Shenzhen) Co., Ltd, Shenzhen Bitun Investment Fund Management Co., Ltd and Hong Zhida (translated from the original agreement which was in Chinese)		8-K	10.1	10/26/2018	333-206097
10.2	Triparty Agreement of Debt Transfer dated August 1st, 2018, by and between Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd, Shenzhen Bitun Investment Fund Management Co., Ltd and Hong Zhida (translated from the original agreement which was in Chinese)		8-K	10.2	10/26/2018	333-206097
14.1	Code of Ethical Business Conduct		10-K/A	14.1	9/21/2018	333-206097
16.1	Letter, dated October 27, 2015 from Cutler & Co. LLC to the Securities and Exchange Commission.		8-K	16.1	10/27/2015	333-206097
16.2	Letter from Pritchett Siler & Hardy, PC dated February 22, 2017		8-K	16.1	2/22/2017	333-206097
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

