Form 10-Q
period 2018-12-31
ADDENTAX GROUP CORP.
filed 2019-02-13
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification Number)

Kingkey 100, Block A, Room 5403,

Luohu District, Shenzhen City, China 518000

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

As of February 13, 2019, there were 506,920,000 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three and nine months ended December 31, 2018 and 2017

3

ADDENTAX GROUP CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2018 (UNAUDITED) AND MARCH 31, 2018 (AUDITED)

	December 31, 2018	March 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$356,969	$264,806
Accounts receivables, net	1,887,702	3,416,618
Inventories, net	391,646	239,229
Other receivables	195,740	2,005,112
Advances to suppliers	221,843	266,377
Amounts due from related parties	80,149	202,426
Total current assets	3,134,049	6,394,568

NON-CURRENT ASSETS
Plant and equipment, net	651,353	648,540
Goodwill	475,003	475,003
Total non-current assets	1,126,356	1,123,543
TOTAL ASSETS	$4,260,405	$7,518,111

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,211,121	$1,549,847
Amount due to related parties	4,060,259	5,319,418
Advances from customers	121,188	1,561,861
Accrued expenses and other payables	256,700	185,855
Bank borrowings	159,922	-
Income tax payable	2,113	6,064
Total current liabilities	5,811,303	8,623,045
TOTAL LIABILITIES	$5,811,303	$8,623,045

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock ($0.001 par value, 506,920,000 shares issued and outstanding for the three months ended June 30, 2018 and the year ended March 31, 2018 )	$506,920	$506,920
Additional paid-in capital	(420,524)	(420,524)
Retained earnings	(1,650,784)	(1,081,198)
Statutory reserve	21,539	21,539
Accumulated other comprehensive income	(8,049)	(131,671)
Total equity	(1,550,898)	(1,104,934)
TOTAL LIABILITIES AND EQUITY	$4,260,405	$7,518,111

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017 (UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
REVENUES	$2,541,803	$3,063,211	$8,108,408	$10,677,416

COST OF REVENUES	2,495,740	2,702,415	7,086,149	9,472,377

GROSS PROFIT	46,063	360,796	1,022,259	1,205,039

OPERATING EXPENSES
Selling and marketing	(4,770)	(4,106)	(14,480)	(21,643)
General and administrative	(586,310)	(419,057)	(1,589,906)	(1,216,486)
Total operating expenses	(591,080)	(423,163)	(1,604,386)	(1,238,129)

LOSS FROM OPERATIONS	(545,017)	(62,367)	(582,127)	(33,090)

OTHER INCOME, NET	2,142	7,204	19,132	5,621

LOSS BEFORE INCOME TAX EXPENSE	(542,875)	(55,163)	(562,995)	(27,469)

INCOME TAX EXPENSE	(2,102)	(5,976)	(6,591)	(13,713)

NET LOSS	(544,977)	(61,139)	(569,586)	(41,182)
Foreign currency translation gain (loss)	(445)	(29,568)	123,622	(99,407)
TOTAL COMPREHENSIVE LOSS	$(545,422)	$(90,707)	$(445,964)	$(140,589)

EARNINGS PER SHARE
Basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	506,920,000	506,920,000	506,920,000	506,920,000

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017 (UNAUDITED)

	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(569,586)	$(41,182)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	88,434	84,535
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,528,916	150,665
Inventories	(152,416)	(20,147)
Advances to suppliers	44,533	(617,048)
Other receivables	1,809,372	(822,090)
Increase (decrease) in:
Accounts payables	(338,726)	1,857,974
Accrued expenses and other payables	117,169	385,254
Advances from customers	(1,440,672)	(226,836)
Taxes payable	(3,950)	5,385
Net cash provided by operating activities	1,083,074	756,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(91,246)	(76,788)
Payment for acquisition of subsidiaries	-	(3,025,751)
Net cash used in investing activities	(91,246)	(3,102,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	4,251,157	4,778,063
Repayment of related party borrowings	(5, 388,040)	(2,770,201)
Proceeds from third party borrowings	596,628	829,081
Repayment of third party borrowings	(3,507,077)	(525,978)
Proceeds from bank borrowings	159,922	-
Net cash provided by (used in) financing activities	(887,410)	2,310,965

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,418	(35,064)
Effect of exchange rate changes on cash and cash equivalents	(12,255)	4,524
Cash and cash equivalents, beginning of year	264,806	176,905
CASH AND CASH EQUIVALENTS, END OF YEAR	$356,969	$146,365

See accompany notes to the condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The Company incurred net loss of $544,977, $61,139, $569,586 and $41,182, during the three months and nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and March 31, 2018, the Company had net current liability of $1,550,898 and $1,104,934, respectively, and a deficit on total equity of $1,550,898 and $1,104,934, respectively.

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

At December 31, 2018, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2018 and March 31, 2018.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and nine months ended December 31, 2018 and 2017.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2018 and March 31, 2018.

	December 31, 2018	March 31, 2018
Customer A	nil %	56%
Customer B	22%	21%
Customer C	nil %	12%
Customer D	12%	2%
Customer E	14%	nil %

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods was made for the three and nine months ended December 31, 2018 and 2017, respectively.

During the three and nine months ended December 31, 2018 and 2017, approximately 76%, 51%, 62% and 57% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

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

There was no impairment of long-lived assets as of December 31, 2018 and March 31, 2018.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s common stock shares outstanding. Diluted earnings per share reflects the amount of net income available to each common stock share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive common stock shares outstanding as of December 31, 2018 and March 31, 2018.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended December 31, 2018 and 2017. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense relating to the U.S. Tax Reform was needed for the three and nine months ended December 31, 2018.

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

(o)	Recently issued and adopted accounting pronouncements

“In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard has been effective for the Company on September 1, 2018. The adoption of this standard does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption was permitted. The Company adopted ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this standard does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following represents the purchase price allocation at the dates of the acquisition:

Cash and cash equivalents	$230,390
Other current assets	6,373,688
Plant and equipment	710,829
Goodwill	929,662
Current liabilities	(5,174,094)
Statutory reserves	(21,539)
Total purchase price	$3,048,936

5.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at December 31, 2018 and March 31, 2018 are as follows:

	December 31, 2018	March 31, 2018
Accounts receivable	$1,887,702	$3,416,618
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,887,702	$3,416,618

No allowance for doubtful accounts was made for the three and nine months ended December 31, 2018 and 2017.

6.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees and third-party entities. These advances are unsecured and due on demand.

7.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd	Huizhu Ma is a legal representative and principal shareholder, Huizhu Ma ceased to be the principal shareholder since November 2018
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder, Huizhu Ma ceased to be the principal shareholder since November 2018
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative, Huizhu Ma ceased to be the principal shareholder since November 2018
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd is a legal representative and principal shareholder, which is no longer related party since November 2018
Bitun Apparel (Shenzhen) Co., Ltd	Sister of Huizhu Ma is a legal representative, Huizhu Ma ceased to be the principal shareholder since November 2018
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder, Huizhu Ma ceased to be the principal shareholder since November 2018
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of December 31, 2018 and March 31, 218

Amounts due from related parties	December 31, 2018	March 31, 2018
Dewu Huang	$80,149	$-
Shenzhen Bitun Textile Co., Ltd.	-	39,883
Shenzhen Yingxi Investment & Development Co., Ltd.	-	162,543
	$80,149	$202,426

Amounts due to related parties	December 31, 2018	March 31, 2018
Zhida Hong	$3,828,202	38,196
Zhongpeng Chen	165,127	739,317
Dewu Huang	-	248,031
Yinping Ding	-	118,952
Jinlong Huang	66,930	338,115
Shenzhen Bitun Textile Co., Ltd.	-	-
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	-	3,665,347
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	-	159,356
Huizhu Ma	-	12,104
	$4, 060,259	$5,319,418

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

8.	INVENTORIES

Inventories consist of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Raw materials	$256,128	$126,079
Work in progress	30,821	113,150
Finished goods	104,697	-
Total	391,646	239,229
Less: allowance for obsolete inventories	-	-
Inventories, net	$391,646	$239,229

9.	ADVANCES TO SUPPLIERS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand.

10.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Production plant	$141,892	$155,529
Motor vehicles	1,006,932	944,539
Office equipment	11,396	12,491
	1,160,220	1,112,559
Less: accumulated depreciation	(508,867)	(464,019)
Plant and equipment, net	$651,353	$648,540

Depreciation expense for the three and nine months ended December 31, 2018 and 2017 was $28,391, $88,434, $28,646 and $84,535, respectively.

11.	BANK LOANS

In September 2018, HSW entered into a bank loan agreement with Dongguan Agricultural Commercial Bank to borrow up to approximately $159,922 (RMB1,100,000) for daily operations with an annual interest rate of 5.8% and due on September 2019.

12.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles, and under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2018 and 2017.

YX was incorporated in the PRC and is subject to the PRC federal statutory tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and nine months ended December 31, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in calendar year of 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in calendar year of 2018.

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three and nine months ended December 31, 2018 and 2017.

No deferred taxes were recognized for the three and nine months ended December 31, 2018 and 2017.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
PRC statutory tax rate	25%	25%	25%	25%
Computed expected expenses	(135,719)	(13,791)	(140,748)	(6,867)
Temporary differences and tax losses not recognized	137,821	19,767	147,339	26,034
Preferential tax treatment	-	-	-	(5,454)
Income tax expense	$2,102	$5,976	$6,591	$13,713

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Revenues	2018	2017	2018	2017
Manufacturing segment	731,310	717,618	2,760,966	3,779,595
Service segment	1,810,493	2,345,593	5,347,442	6,897,821
	$2,541,803	$3,063,211	$8,108,408	$10,677,416

Income from operations by segment for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Operating income (loss)	2018	2017	2018	2017
Manufacturing segment	$(33,584)	$(13,903)	$(12,458)	$(6,027)
Service segment	(255,499)	(12,059)	37,292	116,644
Corporate and other	(255,934)	(36,405)	(606,961)	(143,707)
(Loss) from operations	$(545,017)	$(62,367)	$(582,127)	$(33,090)
Manufacturing segment	5	4,316	13,358	2,722
Service segment	2,072	2,888	2,726	2,866
Corporate and other	65	-	3,048	33
(Loss) before income tax	$(542,875)	(55,163)	(562,995)	(27,469)
Income tax expense	(2,102)	(5,976)	(6,591)	(13,713)
Net (loss)	$(544,977)	$(61,139)	$(569,586)	$(41,182)

Depreciation and amortization by segment for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Depreciation	2018	2017	2018	2017
Manufacturing segment	4,237	8,121	18,987	23,745
Service segment	24,154	20,525	69,447	60,790
	$28,391	$28,646	$88,434	$84,535

Total assets by segment at December 31, 2018 and March 31, 2018 are as follows:

Total assets	December 31, 2018	March 31, 2018
Manufacturing segment	$1,803,939	$3,775,765
Service segment	2,338,491	3,391,945
Corporate and other	117,975	350,400
	$4,260,405	$7,518,111

Goodwill by segment at December 31, 2018 and March 31, 2018 is as follows:

Goodwill	December 31, 2018	March 31, 2018
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

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

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Loan from third parties (i)	$-	$56,739
Employee advances	558	1,073
Accrued wages and welfare	80,290	66,972
Other payables	175,851	61,071
	$256,699	$185,855

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At December 31, 2018 and March 31, 2018, the paid-up statutory reserve was RMB148,418 or $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

16.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices in various cities in the PRC and leased the headquarter in Shenzhen, the PRC, under operating leases expiring on various dates through the Company’s year end of 2021. Rent expense for the three and six months ended September 30, 2018 and 2017 was approximately $23,157, $77,664, $25,616 and $70,034, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

2019	$75,302
2020	274,579
2021	136,080
485,961

17.	SUBSEQUENT EVENTS

On January 24, 2019, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-20 (the “Reverse Stock Split”). As a result, the number of shares of the Company’s authorized Common Stock will be reduced from 1,000,000,000 shares to 50,000,000 shares and the issued and outstanding number of shares of the Company’s Common Stock will be correspondingly decreased. The par value of the Company’s Common Stock will be changed to $0.02 per share.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K/A as filed with the Securities and Exchange Commission on September 21, 2018 (as amended) are those that depend most heavily on these judgments and estimates. As of December 31, 2018, there had been no material changes to any of the critical accounting policies contained therein.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended March 31, 2018 (as amended).

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2018, we provide logistic service to over 23 cities in approximately 20 provinces. We expect to develop additional 20 logistic point in existing serving cities in the fourth quarter of 2018 and improve company’s profit in 2019 fiscal year.

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

Recently issued and adopted accounting pronouncements

“In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard has been effective for the Company on September 1, 2018. The adoption of this standard does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance in US GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 to January 1, 2018 for the Company. Early adoption was permitted. The Company adopted ASU 2014-09 utilizing the modified retrospective method. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this standard does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended December 31, 2018 and 2017

The following tables summarize our results of operations for the three months ended December 31, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$2,541,803	100%	$3,063,211	100%	$(521,408)	(17.0%)
Cost of revenues	(2,495,740)	(98.2%)	(2,702,415)	(88.2%)	(206,675)	(7.6%)
Gross profit	46,063	1.8%	360,796	11.8%	(314,733)	(87.2%)
Operating expenses	(591,080)	(23.2%)	(423,163)	(13.8%)	167,917	39.7%
(Loss) from operation	(545,017)	(21.4%)	(62,367)	(2.0%)	482,650	773.9%
Other income, net	2,142	0.0%	7,204	0.2%	(5,062)	(70.3%)
Income tax expense	(2,102)	(0.0%)	(5,976)	(0.2%)	(3,874)	(64.8%)
Net (loss)	$(544,977)	21.4%	$(61,139)	(2.0%)	$483,838	791.4%

Revenue

Revenue generated from our garment manufacturing business contributed $731,310 or 28.8% of our total revenue for the three months ended December 31, 2018. Revenue generated from our garment manufacturing business contributed $717,618 or 23.4% of our total revenue for the three months ended December 31, 2017. The increase was due to we actively promote our business and attracted new customers.

Revenue generated from our logistic business contributed $1,810,493 or 71.2% of our total revenue for the three months ended December 31, 2018. Revenue generated from our logistic business contributed $2,345,593 or 76.6% of our total revenue for the three months ended December 31, 2017. The decrease was due to we are facing intense competition which has led to the decline of shipping orders ..

Total revenue for the three months ended December 31, 2018 was $2,541,803, a 17.0% decrease compared with the three months ended December 31, 2017.

Cost of revenue

	Three Months Ended December 31,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$731,310	100%	$717,618	100.0%	$13,692	1.9%
Raw materials	572,596	78.3%	537,430	74.9%
Labor	62,263	8.5%	55,881	7.8%
Other and Overhead	27,248	3.7%	34,932	4.8%
Total cost of revenue for garment manufacturing	662,107	90.5%	628,243	87.5%	33,864	5.4%
Gross profit for garment manufacturing	69,203	9.5%	89,375	12.5%	(20,172)	(22.6%)
Net revenue for logistic service	1,810,493	100%	2,345,593	100.0%	(535,100)	(22.8%)
Fuel and toll	862,457	47.6%	1,748,002	74.5%
Subcontracting fees	971,176	53.6%	326,170	13.9%
Total cost of revenue for logistic service	1,833,633	101.3%	2,074,172	88.4%	(240,539)	(11.6%)
Gross profit (loss) for logistic service	(23,140)	(1.3%)	271,421	11.6%	(294,561)	(108.5%)
Total cost of revenue	$2,495,740	98.2%	$2,702,415	88.2%	$(206,675)	(7.6%)
Gross profit	$46,063	1.8%	$360,796	11.8%	$(314,733)	(87.2%)

Cost of revenue for our manufacturing segment for the three months ended December 31, 2018 and 2017 was $662,107 and $628,243, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended December 31, 2018 and 2017 was $1,833,633 and $2,074,172, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 75.7% and 62% of raw materials purchases for the three months ended December 31, 2018 and 2017, respectively. Two and three suppliers provided more than 10% of our raw materials purchases for the three months ended December 31, 2018 and 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 30.2% and 60% of total cost of revenues for our service segment for the three months ended December 31, 2018 and 2017, respectively. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 78.3% of our total manufacturing business revenue in the three months ended December 31, 2018, compared with 74.9% in the three months ended December 31, 2017. The increase was mainly due to the more rapid decrease in revenue than corresponding raw material costs.

Labor costs for our manufacturing business were 8.5% of our total manufacturing business revenue in the three months ended December 31, 2018, compared with 7.8% in the three months ended December 31, 2017. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 3.7% of our total manufacturing business revenue for the three months ended December 31, 2018, compared with 4.8% of total manufacturing business revenue for the three months ended December 31, 2017.

Fuel and toll costs for our service business for the three months ended December 31, 2018 were $862,457 compared with $1,748,002 for the three months ended December 31, 2017. Fuel and toll costs for our service business accounted for 47.6% of our total service revenue for the three months ended December 31, 2018, compared with 74.5% for the three months ended December 31, 2017. The decrease was primarily attributable to the decrease in logistics revenue. Also, we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the three months ended December 31, 2018 increased 197.8% to $971,176 from $326,170 for the three months ended December 31, 2017. Subcontracting fees accounted for 53.6% and 13.9% of our total service business revenue in the three months ended December 31, 2018 and 2017, respectively. This increase was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the three months ended December 31, 2018 was $2,495,740, a 7.6% decrease from $2,702,415 for the three months ended December 31, 2017. Total cost of sales as a percentage of total sales for the three months ended December 31, 2018 was 98.2%, compared with 88.2% for the three months ended December 31, 2017. Gross margin for the three months ended December 31, 2018 was 1.8% compared with 11.8% for the three months ended December 31, 2017.

Gross profit

	Three Months Ended December 31,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$46,063	100%	$360,796	100%	(314,733)	87.2%
Operating expenses:
Selling expenses	(4,770)	(10.4%)	(4,106)	(1.1%)	664	16.2%
General and administrative expenses	(586,310)	(1272.8%)	(419,047)	(116.2%)	167,263	39.9%
Total	$(591,080)	(1283.2%)	$(423,163)	(117.3%)	167,917	39.7%
(Loss) from operations	$(545,017)	(1183.2%)	$(62,367)	(17.3%)	482,650	773.9%

Manufacturing business gross profit for the three months ended December 31, 2018 was $69,203 compared with $89,375 for the three months ended December 31, 2017. Gross profit accounted for 9.5% of our total manufacturing business revenue for the three months ended December 31, 2018, compared with 12.5% for the three months ended December 31, 2017. The decrease in gross margin was due to we provided sales rebate on one customer’s order resulting from the claim on the delayed shipment.

Gross (loss) in our service business for the three months ended December 31, 2018 was ($23,140) and gross (loss) margin was (1.3%). Gross profit in our service business for the three months ended December 31, 2017 was $271,421 and gross margin was 11.6%. The decrease in gross margin was due to one of our customers requested certain changes on the shipping arrangement that our cost had significant increased to fulfil our customer.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended December 31, 2018 and 2017 were $4,770 and $4,106, respectively. Our selling expenses in our service segment for the three months ended December 31, 2018 and 2017 were $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the three months ended December 31, 2018 and 2017 were $98,017 and $99,172, respectively. Our general and administrative expenses in our service segment, for the three months ended December 31, 2018 and 2017 were $232,359 and $283,480, respectively. Our general and administrative expenses in our corporate and other segment for the three months ended December 31, 2018 and 2017 were $255,934 and $36,405, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the three months ended December 31, 2018 decreased 16.2% to $4,770 from $4,106 for the three months ended December 31, 2017.

General and administrative expenses for the three months ended December 31, 2018 increased 39.9% to $586,310 from $419,057 for the three months ended December 31, 2017. The increase was mainly due to the increased in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income (Loss) from operations

(Loss) from operations for the three months ended December 31, 2018 and 2017 was ($545,017) and ($62,367), respectively. (Loss) from operations of ($33,584) and ($13,903) was attributed from our manufacturing segment for the three months ended December 31, 2018 and 2017, respectively. (Loss) from operations of ($255,499) and ($12,059) was attributed from our service segment for the three months ended December 31, 2018 and 2017, respectively. We incurred a (loss) from operations in corporate segment of ($255,934) and ($36,405) for the three months ended December 31, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to the increased in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income Tax Expenses

Income tax expense for the three months ended December 31, 2018 and 2017 was $2,102 and $5,976, respectively, a 64.8% decrease compared to the same period of 2017. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2018 and 2017.

QYTG and YX were incorporated in the PRC and are subject to the PRC statutory tax rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in calendar year of 2018 and 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in calendar year of 2018 and 2017.

The Company is a U.S entity and is subject to United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2018 and 2017.

Net Loss

We incurred a net (loss) of ($544,977) and ($61,139) for the three months ended December 31, 2018 and 2017, respectively. Our basic and diluted earnings per share were $0.0 and $0.0 for the three months ended December 31, 2018 and 2017, respectively.

Results of Operations for the nine months ended December 31, 2018 and 2017

The following tables summarize our results of operations for the nine months ended December 31, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Revenue	$8,108,408	100%	$10,677,416	100.0%	$(2,569,008)	(24.1%)
Cost of revenues	(7,086,149)	(87.4%)	(9,472,377)	(88.7%)	(2,386,228)	(25.2%)
Gross profit	1,022,259	12.6%	1,205,039	11.3%	(182,780)	(15.2%)
Operating expenses	(1,604,386)	(19.8%)	(1,238,129)	(11.6%)	366,257	29.6%
(Loss) from operation	(582,127)	(7.2%)	(33,090)	(0.3%)	549,037	1659.2%
Other income, net	19,132	0.2%	5,621	(0.0%)	13,511	240.4%
Income tax expense	(6,591)	(0.0%)	(13,713)	(0.1%)	(7,122)	(51.9%)
Net (loss)	$(569,586)	(7.0%)	$(41,182)	(0.4%)	$528,404	(1283.1%)

Revenue

Revenue generated from our garment manufacturing business contributed $2,760,966 or 34.1% of our total revenue for the nine months ended December 31, 2018. Revenue generated from our garment manufacturing business contributed $3,779,595 or 35.4% of our total revenue for the nine months ended December 31, 2017. The decrease was due to we terminated business with certain customers with low profit margin during the nine months ended December 31, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Revenue generated from our logistic business contributed $5,347,442 or 65.9% of our total revenue for the nine months ended December 31, 2018. Revenue generated from our logistic business contributed $6,897,821 or 64.6% of our total revenue for the nine months ended December 31, 2017. The decrease was due to that we terminated business with certain customers with low profit margin during the nine months ended December 31, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Total revenue for the nine months ended December 31, 2018 was $8,108,408, a 24.1% decrease compared with the nine months ended December 31, 2017. The decrease was due to the fact that we terminated business with certain customers with low profit margin during the nine months ended December 31, 2018. We have begun to implement control on reviewing and monitoring profit margin with each customer to increase profitability.

Cost of revenue

	Nine Months Ended December 31,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,760,966	100%	$3,779,595	100.0%	$(1,018,629)	(27.0%)
Raw materials	2,220,433	80.4%	2,957,368	78.2%
Labor	243,710	8.8%	410,562	10.9%
Other and Overhead	57,286	2.1%	159,834	4.2%
Total cost of revenue for garment manufacturing	2,521,429	91.3%	3,527,764	93.3%	(1,006,335)	(28.5%)
Gross profit for garment manufacturing	239,537	8.7%	251,831	6.7%	(12,294)	(4.9%)
Net revenue for logistic service	5,347,442	100%	6,897,821	100.0%	(1,550,379)	(22.5%)
Fuel and toll	2,089,404	39.1%	4,835,293	70.1%
Subcontracting fees	2,475,316	46.3%	1,109,320	16.1%
Total cost of revenue for logistic service	4,564,720	85.4%	5,944,613	86.2%	(1,379,893)	(23.2%)
Gross Profit for logistic service	782,722	14.6%	953,208	13.8%	(170,486)	(17.9%)
Total cost of revenue	$7,086,149	87.4%	$9,472,377	88.7%	$(2,386,228)	(25.2%)
Gross profit	$1,022,259	12.6%	$1,205,039	11.3%	$(182,780)	(15.2%)

Cost of revenue for our manufacturing segment for the nine months ended December 31, 2018 and 2017 was $2,521,429 and $3,527,764, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the nine months ended December 31, 2018 and 2017 was $4,564,720 and $5,944,613, respectively, which includes gasoline and diesel fuel, toll charges and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 51.4% and 57% of raw materials purchases for the nine months ended December 31, 2018 and 2017, respectively. One and three suppliers provided more than 10% of our raw materials purchases for the nine months ended December 31, 2018 and 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on three subcontractors, in which the subcontracting fees to our largest contractor represented approximately 15.19% and 60% of total cost of revenues for our service segment for the nine months ended December 31, 2018 and 2017, respectively. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 80.4% of our total manufacturing business revenue in the nine months ended December 31, 2018, compared with 78.2% in the nine months ended December 31, 2017. The increase was mainly due to the increase in raw materials price.

Labor costs for our manufacturing business were 8.8% of our total manufacturing business revenue in the nine months ended December 31, 2018, compared with 10.9% in the nine months ended December 31, 2017. The decrease was primarily due to the decrease of revenue.

Overhead and other expenses for our manufacturing business accounted for 2.1% of our total manufacturing business revenue for the nine months ended December 31, 2018, compared with 4.2% of total manufacturing business revenue for the nine months ended December 31, 2017. The decrease was primarily due to the decrease of revenue.

Fuel and toll costs for our service business for the nine months ended December 31, 2018 were $2,089,404 compared with $4,835,293 for the nine months ended December 31, 2017. Fuel and toll costs for our service business accounted for 39.1% of our total service revenue for the nine months ended December 31, 2018, compared with 70.1% for the nine months ended December 31, 2017. The decrease was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Subcontracting fees for our service business for the nine months ended December 31, 2018 increased 123.1% to $2,475,316 from $1,109,320 for the nine months ended December 31, 2017. Subcontracting fees accounted for 46.3% and 16.1% of our total service business revenue in the nine months ended December 31, 2018 and 2017, respectively. This increase was primarily attributable to we subcontracted more shipping orders to subcontractors in 2018 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the nine months ended December 31, 2018 was $7,086,149, a 25.2% decrease from $9,472,377 for the nine months ended December 31, 2017. Total cost of sales as a percentage of total sales for the nine months ended December 31, 2018 was 87.4%, compared with 88.7% for the nine months ended December 31, 2017. Gross margin for the nine months ended December 31, 2018 was 12.6% compared with 11.3% for the nine months ended December 31, 2017.

Gross profit

	Nine Months Ended December 31,				Increase (decrease) in
	2018		2017		2018 compared to 2017
	(In U.S. dollars, except for percentages)
Gross profit	$1,022,259	100%	$1,205,039	100%	(182,780)	(15.2%)
Operating expenses:
Selling expenses	(14,480)	(1.4%)	(21,643)	(1.8%)	(7,163)	(33.1%)
General and administrative expenses	(1,589,906)	(155.5%)	(1,216,487)	(101.0%)	373,419	30.7%
Total	$(1,604,386)	(156.9%)	$(1,238,129)	(102.8%)	366,257	29.6%
(Loss) from operations	$(582,127)	(56.9%)	$(33,090)	(2.8%)	549,037	1659.2%

Manufacturing business gross profit for the nine months ended December 31, 2018 was $239,537 compared with $251,831 for the nine months ended December 31, 2017. Gross profit accounted for 8.7% of our total manufacturing business revenue for the nine months ended December 31, 2018, compared with 6.7% for the nine months ended December 31, 2017.

Gross profit in our service business for the nine months ended December 31, 2018 was $782,722 and gross margin was 14.6%. Gross profit in our service business for the nine months ended December 31, 2017 was $953,208 and gross margin was 13.8%.

The increase in gross margin was due to the implementation of cost-cutting measures and the effective control on our costs to increase profitability during the nine months ended December 31, 2018.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the nine months ended December 31, 2018 and 2017 were $14,480 and $21,643, respectively. Our selling expenses in our service segment for the nine months ended December 31, 2018 and 2017 were $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our manufacturing segment for the nine months ended December 31, 2018 and 2017 were $237,514 and $295,324, respectively. Our general and administrative expenses in our service segment, for the nine months ended December 31, 2018 and 2017 were $745,431 and $803,721, respectively. Our general and administrative expenses in our corporate and other segment for the nine months ended December 31, 2018 and 2017 were $606,961 and $117,441, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Selling expenses for the nine months ended December 31, 2018 decreased 33.1% to $14,480 from $21,643 for the nine months ended December 31, 2017.

General and administrative expenses for the nine months ended December 31, 2018 increased 30.7% to $1,589,906 from $1,216,487 for the nine months ended December 31, 2017. The increase was mainly due to the increased in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income (loss) from operations

(Loss) from operations for the nine months ended December 31, 2018 and 2017 was ($582,127) and ($33,090), respectively. (Loss) from operations of ($12,458) and ($6,027) was attributed from our manufacturing segment for the nine months ended December 31, 2018 and 2017, respectively. Income from operations of $37,292 and $116,644 was attributed from our service segment for the nine months ended December 31, 2018 and 2017, respectively. We incurred a (loss) from operations in corporate segment of ($606,961) and ($143,707) for the nine months ended December 31, 2018 and 2017, respectively. The loss from our corporate segment was mainly due to the increased in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2018 and 2017 was $6,591 and $13,713, respectively, a 51.9% decrease compared to the same period of 2017. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2018 and 2017.

QYTG and YX were incorporated in the PRC and are subject to the PRC statutory tax rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the nine months ended December 31, 2018 and 2017.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in calendar year of 2018 and 2017. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in calendar year of 2018 and 2017.

The Company is a U.S entity and is subject to United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2018 and 2017.

Net loss

We incurred a net (loss) of ($569,586) and ($41,182) for the nine months ended December 31, 2018 and 2017, respectively. Our basic and diluted earnings per share were $0.0 and $0.0 for the nine months ended December 31, 2018 and 2017, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2018 and 2017 is as follow:

	2018	2017
	(In U.S. dollars)
Net cash provided by operating activities	$1,083,074	$756,510
Net cash used in investing activities	$(91,246)	$(3,102,539)
Net cash (used in) provided by financing activities	$(887,410)	$2,310,965

Net cash used in operating activities consist of net loss of ($569,586), increased by depreciation of $88,434, and increased by increase in change of operating assets and liabilities of $1,564,226. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon receipt of customers’ orders.

Net cash used in investing activities consist of purchase of plant and equipment of $91,246.

Net cash provided by financing activities consist of repayment of third party borrowings of $3,507,077 and we received third party proceeds of $3,596,628; and repayment of related party borrowings of $5,388,040 and we received related party proceeds of $4,251,157; and we received proceeds from bank borrowings of $159,922.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2018, we had cash on hand of $356,969, total current assets of $3,134,049 and current liabilities of $5,811,303. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our services, until such time as we generate revenues sufficient to support our operations, if ever. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of December 31, 2018, we had $5,811,303 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2018, the market foreign exchange rate had increased to RMB 6.878 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDENTAX GROUP CORP.

Dated: February 13, 2019	/s/ Hong Zhida
Hong Zhida President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 28, 2016		10-K/A	3.3	9/21/2018	333-206097
3.4	Bylaws		S-1	3.2	8/5/2015	333-206097
10.1	Loan Agreement, dated March 2, 2015		S-1	10.1	8/5/2015	333-206097
10.2	Contract of the sale goods, dated February 3, 2015		S-1	10.2	8/5/2015	333-206097
10.3	Lease Agreement, dated December 15, 2014		S-1	10.3	8/5/2015	333-206097
10.4	Verbal Agreement, dated October 28, 2014		S-1	10.4	8/5/2015	333-206097
10.5	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.6	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.7	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
10.1	Triparty Agreement of Debt Transfer dated August 1st, 2018, by and between Qianhai Yingxi Textile & Garments (Shenzhen) Co., Ltd, Shenzhen Bitun Investment Fund Management Co., Ltd and Hong Zhida (translated from the original agreement which was in Chinese)		8-K	10.1	10/26/2018	333-206097
10.2	Triparty Agreement of Debt Transfer dated August 1st, 2018, by and between Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd, Shenzhen Bitun Investment Fund Management Co., Ltd and Hong Zhida (translated from the original agreement which was in Chinese)		8-K	10.2	10/26/2018	333-206097
14.1	Code of Ethical Business Conduct		10-K/A	14.1	9/21/2018	333-206097
16.1	Letter, dated October 27, 2015 from Cutler & Co. LLC to the Securities and Exchange Commission.		8-K	16.1	10/27/2015	333-206097
16.2	Letter from Pritchett Siler & Hardy, PC dated February 22, 2017		8-K	16.1	2/22/2017	333-206097
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

