Form 10-K
period 2019-03-31
ADDENTAX GROUP CORP.
filed 2019-07-01
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2019

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

Kingkey 100, Block A, Room 5403

Luohu District, Shenzhen City, China 518000

(Address of principal executive offices and Zip Code)

+ (86) 755 8233 0336

(Registrant’s telephone number, including area code)

addentax@gmail.com

(Registrant’s email)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ATXG	OTC Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 25,346,004 shares of common equity stock held by non-affiliates of the Registrant was approximately $2,078,372,328 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $82 per share.

The number of shares outstanding of the Registrant’s common stock as of July 01, 2019 was 25,346,004.

PART I

Item 1. Business

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

We have a fiscal year-end of March 31. The business office is located at Kingkey 100, Block A, Room 5403, Luohu District, Shenzhen City, China 518000. Our telephone number is +(86) 755 8233 0336.

Current Business

Effective December 28, 2016, Addentax Group Corp. (“ATXG” or the “Company”) executed a Sale & Purchase Agreement (“S&P”) for the acquisition of 100% of the shares of Yingxi Industrial Chain Group Co., Ltd. (“YICG”), a company incorporated under the laws of the Republic of Seychelles. Pursuant to the S&P, the Company agreed to issue five hundred million (500,000,000) restricted common shares of the company to the owners of YICG.

After the completion of the S&P, YICG’s business became our business. We are a garment manufacturer and logistics service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: garment manufacturing and logistics services.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through two-wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”) and Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), which are located in the Guangdong province, China.

Our logistics business consists of delivery and courier services covering approximately seven provinces in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), which are located in the Guangdong province, China.

Competitive Strengths

We believe we have the following competitive strengths:

Cost-effective production. We have adopted a vertical integration production process. We produce garments in our own production facilities and employ our in-house transport teams to deliver garments to our customers. This one-stop service optimizes production efficiency and saves costs by lowering the cost per unit, thereby achieving economies of scale.

Stringent quality control process. As of March 31, 2019, we had 15 employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2019, our design team consisted of four members.

Extensive delivery network. Our logistics business has nine routes and covers 66 cities in seven provinces and two municipalities in the PRC.

Business Strategies

Key elements of our business and growth strategies include the following:

Sales of raw materials. We intend to enter into exclusive agreements with textile and garment suppliers in Southeast China to be their exclusive agent and supply their textiles and garments to our customers. To execute this plan, we intend to set up several retailers for the sales of textiles and garments to retail customers and supply the textiles and garments exclusively to various high-end fashion brands.

Development of our own brands. We intend to develop our own brands that focus on fast fashion with teenagers being our primary target customers are teenagers. We plan to adopt a low cost strategy at the early stage and improve the quality of our products after increasing our market share. We are in the process of registering a trademark for our own brand and intend to start our advertising campaign after the registration of this trademark. We plan to distribute our products in different channels, including our own retailers, co-operative retailers and franchisees.

Expand our delivery network. As of March 31, 2019, we provided logistics services to over 66 cities in seven provinces and two municipalities in the PRC. We plan to open our logistics points in 20 more cities in the PRC in the third and fourth quarters of 2019.

Develop international logistics services and warehousing services. We intend to develop international logistics services for customers located all over the world and international warehousing services.

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through two of our wholly-owned subsidiaries, Dongguan Heng Sheng Wei Garments Co., Ltd and Shantou Chenghai Dai Tou Garments Co., Ltd, which are located in Guangdong, the PRC.

Operations

Our customer relationship team is responsible for cultivating and maintaining our relationship with customers.

Our design team works closely with our customer relationship team to understand our customers’ needs and make recommendations to them based on their designs.

Our fabric team leverages our experience in fabric sourcing as well as our understanding in fabric features to recommend the types of fabric to be used in our customers’ products. Our fabric team may also suggest alternative fabrics to our customers. Our fabric team works with our research and development team to understand fabric types and aims to identify different fabric we source and improve the quality and comfort of the fabric we produce.

Our product and technical team is mainly responsible for development samples of products, preparing structural and production guidance of products as well as producing paper patterns for our garment production team. Upon order confirmation from our customers, our customer relationship team informs our fabric team to carry out raw material sourcing.

We source finished fabric and yarns from our suppliers for garment production. The procedures for fabric production are normally divided into the following stages: (1) spinning; (2) weaving or knitting; (3) dyeing or printing; and (4) finishing. Our fabric team normally requires four to six weeks to source raw materials from our suppliers.

Our garment production team is responsible for produce garments based on the raw materials we source. The major steps involved in garment production include: paper patterning, fabric cutting, sewing, interim quality inspection, trimming, washing, and ironing.

Seasonality

We generally receive more purchase orders during our second and third quarters and less manufacture orders during May and June.

Credit period

For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following the delivery of finished goods. For our new customers, we generally require advances or deposits to be made when placing orders.

Our logistics business

We pack products and provide logistics service to our customers through two of our wholly-owned subsidiaries, Shenzhen Xin Kuai Jie Transportation Co., Ltd., and Shenzhen Hua Peng Fa Logistic Co., Ltd., which are located in Guangdong province, the PRC. Our in-house logistics teams deliver to approximately seven provinces and two municipalities in the PRC.

Where a customer is located in an area not covered by our delivery fleet or where our in-house logistics teams are fully engaged, we will outsource delivery to third-party contractors. We believe outsourcing allows us to maximize our delivery capacity and improve inventory flexibility while minimizing capital expenditures, such shipping costs and the costs of additional drivers during low seasons.

Our logistics services

We provide comprehensive logistics services to our customers, which include storage, transportation, warehousing, handling, packaging and order processing. We also provide customs declaration and tax clearance service to our customers who export goods to overseas.

Our network

We have over 100 logistics points and they are located in seven provinces and two municipalities which cover 66 cities in the PRC.

Our internal management

Our management in logistics business is responsible for setting out business strategies and managing the daily operation. Specifically, they have regular meetings with different departments, conduct inspection and supervise the finance department, operation department and administration department.

Seasonality

We generally receive more delivery orders in our third and fourth quarters and are more vulnerable to shipping delays in the PRC during Chinese New Year due to traffic and port congestion, border crossing delays and customs clearance issues.

Credit period

We generally require payments from the customers between 30 to 90 days following their acknowledgement of receipt of goods.

Customers and Suppliers

Customers

Our customer base is diverse. Our customers in garment manufacturing business are mainly garment wholesalers and retailers and our customers in logistics business are mainly trading companies and logistic companies. For the years ended March 31, 2017 and 2018 and the nine months ended December 31, 2018, no single customer accounted for more than 30% of our net sales.

Suppliers

We procured our garments through various textile companies in our garment manufacturing business. In our logistics business, we procured our garments from packing companies and transportation companies. No single supplier accounted for more than 20% of our total costs for the years ended March 31, 2017 and 2018 and the nine months ended December 31, 2018.

Inventory

Garment manufacturing business. We maintain our raw materials in our storage facilities. We review our inventory levels in order to identify slow-moving materials and broken assortments.

Logistics business. Since we deliver products as soon as we receive orders from customers, we do not operate distribution centers and hence do not need to carry a significant amount of inventory.

Intellectual Property

We currently do not own any intellectual property rights. We are in the process of registering trademarks and copyright in relation to our garment manufacturing business pending approval from the PRC government.

Competition

While the PRC is still the world’s largest clothing manufacturer with enormous production capacity, oversupply, increasing labor costs and rising local protectionism have eroded its competitiveness.

The principal competitive factors in the garment manufacturing market include:

●	brand awareness and focus;

●	breadth of product offerings; and

●	quality control.

The principal competitive factors in the logistics market include:

●	delivery time; and

●	network coverage.

We believe we compete favorably with our competitors on the basis of the above factors as a result of our market position and customer base. By offering one-stop-shop services and affordable price points, we provide services to our customers that are difficult for other competitors to address.

Employees

As of March 31, 2019, we had approximately 179 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2019:

Function	Number of employees
Administration	23
Finance	10
Logistics	7
Management	18
Marketing	7
Production	54
Operation	60
Total	179

According to PRC regulations, we must participate in various employee social security plans organized by local governments, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance and housing insurance. We are also required under PRC law to contribute to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

We believe that we maintain a good working relationship with our employees, and to date we have not experienced any significant labor disputes.

Government Regulations

Currently, apart from customary business laws and regulations, the PRC government does not regulate the garment manufacturing business and logistics business. The PRC government may, however, from time to time institute rules and regulations on such businesses which makes it difficult or impossible for us to operate successfully, if at all, in the PRC. Please see the section on “Risk Factors” for further details.

The PRC government encourages small to medium-sized companies in traditional industries, such as garment manufacturing, to modernize their business models with technological updates in order to sharpen their competitive edge in global markets.

Properties

Our principal place of business is Kingkey 100, Block A, Room 5403, Luohu District, Shenzhen City, China 518000, the PRC. We also lease two properties in the PRC from third parties which properties serve as our manufacturing factory and an additional office. The following table sets forth a summary of certain information regarding our leased properties.

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)
Manufacturing factory	HSW, Hengli Comprehensive Development Zone, Dongguan, Guangdong, PRC	6,650	2,800
Principal Office	Kingkey 100, Room A5403, Luohu District, Shenzhen, Guangdong, China	156,000	650
Office	No. 42-46, Building 1, Block 5, District B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	44,400	720

We also have over 100 logistics points and they are located in seven provinces and two municipalities in the PRC.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this prospectus, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline, and you may lose all or part of your investment. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section. In the event that any of the events described in the risk factors below occur, it could have a material adverse effect on our operations and cash flow and cause the value of our securities to decline in value or become worthless.

Risks Associated with Our Company

Our success depends on our customer’s ability to market and sell their products manufactured by us.

All of our customers in our garment manufacturing business are garment wholesalers and retailers. Consequently, our business and results of operations are directly affected by the demand of their end customers for their products supplied by us. Drastic changes in consumer preferences are beyond our control and will affect the demand for certain products supplied by us. We may not be able to anticipate and respond to such changes in consumer preferences in a timely manner. If the sales of our customers’ products decrease or do not grow as we expect, our customers may decrease the volume or purchase price of their orders, which could materially and adversely affect our business, financial condition and results of operations.

Our future expansion plans are subject to uncertainties and risks.

We have set out our future business plans in the “Business Strategies” section in this report. The implementation of such future plans requires us to effectively manage our sales, procurement, new logistics points and other aspects of our operations. If we fail to effectively and efficiently implement our future plans, we may not be successful in achieving desirable and profitable results. Even if we effectively and efficiently implement our future plans, there may be other unexpected events or factors that prevent us from achieving the desirable and profitable results from the implementation of our future plans, such as changes in our ability to comply with local rules and regulations or any delays or difficulties in obtaining the necessary licenses and approvals from local governments. Our business, financial condition, results of operations and growth prospects may be materially and adversely affected if our future expansion plans fail to achieve positive results.

If we are unable to create brand influence, we may face difficulties in attracting new business partners and clients.

Our brand is still being nurtured. It is of critical importance that we create and develop brand awareness in our industry in order to attract new clients and business partners. Our major competitors have built well-known brands and continue to increase their influence. Our failure to create and develop brand awareness for any reason may result in a material adverse effect on our business, operational results, and financial position.

Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.

We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have applied the registration of these trade names, trademarks and patents in China and Hong Kong, and these registrations are currently pending approval from the corresponding departments. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third-party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials in China.

We face a variety of other risks generally associated with doing business in China. For example:

●	political instability, significant health hazards, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;

●	imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;

●	evolving, new or complex legal and regulatory matters;

●	volatility in currency exchange rates;

●	local business practice and political issues (including issues relating to compliance with domestic or international labor standards) which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;

●	potential delays or disruptions in shipping and transportation and related pricing impacts;

●	disruption due to labor disputes; and

●	changing expectations regarding product safety due to new legislation or other factors.

We also rely upon third-party transportation providers for certain of our product shipments, including shipments to and from our distribution centers, to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs.

Future price increases in raw materials or changes in the supply of raw materials may materially and adversely affect our business, financial condition and results of operations.

The purchase of raw materials accounted for a substantial amount of our total purchases. The price of finished fabric and yarns can be volatile and affected by factors such as weather, industry demand and supply. We cannot assure you that we can fully pass on the increased cost in raw materials to our customers. Future price increases in raw materials or changes in the supply of raw materials may materially and adversely affect our business, financial condition and results of operations.

Any labor shortages, increased labor costs or other factors affecting labor supply for our production materials may materially and adversely affect our business operations.

We rely on skilled workers to a significant extent as our production process in our garment manufacturing business is labor intensive in nature. Our business performance relies on the steady supply of relatively low cost labor in the PRC. There is no guarantee that our supply of labor will not be disrupted or that our labor costs will not increase. If we fail to retain our existing labor resources and/or recruit sufficient labor in a timely manner, we may not be able to accommodate sudden increases in demand for our products.

Labor costs are affected by the demand for and supply of labor and economic factors, such as the inflation rate and costs of living. Labor costs may further increase in the future due to a shortage of skilled labor and growing industry demands. The failure to identify and recruit replacement staff immediately following the unexpected loss of skilled workers could reduce our competitiveness. In addition, we expect continued increases in labor costs in the PRC. In these circumstances, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.

We believe our competitive advantage is providing a positive, engaging and satisfying experience for each customer, which requires us to have highly trained and engaged associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including skill intensive labor. The turnover rate in the textile industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in our operations. Competition for such qualified individuals or changes in labor laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned delivery of finished products or affect the speed with which we expand. Delayed deliveries, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.

We may be impacted by our vendors’ ability to manufacture and deliver raw materials in a timely manner, meet quality standards and comply with applicable laws and regulations.

We purchase raw materials from third-party vendors. Factors outside our control, such as production or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.

In addition, quality problems could result in a product liability judgment or a widespread product recall that may negatively impact our sales and profitability for a period of time depending on product availability, competition reaction and consumer attitudes. Even if the product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and our brand image.

Our business could also suffer if our third-party vendors fail to comply with applicable laws and regulations. While our internal and vendor’s operating guidelines promote ethical business practices and our associates visit and monitor the operations of our third-party vendors, we do not control these vendors or their practices. The violation of labor, environmental or other laws by third-party vendors used by us, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.

Large and similar sized competitors could steal our market share by offering lower prices.

We endeavor to provide the highest possible quality service to our clients at the best possible price, however, large and similar sized competitors might steal some of our market share by offering lower prices, causing us to lose some of our clients. If this happens, we might not be able to generate adequate revenues and may soon find ourselves lacking the capital that is required to continue operations.

If we are unable to attract additional customers and clients to purchase our services (and future products we may develop or sell), it will have a negative effect on our ability to generate the revenue.

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

We may be adversely affected by the performance of third-party contractors.

We engaged third-party contractors to carry out logistics services. We endeavor to engage third-party companies with a strong reputation and track record, high performance reliability and adequate financial resources. However, any such third-party contractor may still fail to provide satisfactory logistics services at the level of quality or within the timeframe required by us or our customers. While we generally require our logistics contractors to fully reimburse us for any losses arising from delay in delivery or non-delivery, our results of operation and financial condition may be adversely affected if any of the losses are not borne by them. If the performance of any third-party contractor is not satisfactory, we may need to replace such contractor or take other remedial actions, which could adversely affect the cost structure and delivery schedule of our products and thus have a negative impact on our reputation, financial position and business operations. In addition, as we are expanding our business into other geographical locations in the PRC, there may be a shortage of third-party contractors that meet our quality standards and other selection criteria in such locations and, as a result, we may not be able to engage a sufficient number of high-quality third-party contractors in a timely manner, which may adversely affect our delivery schedules and delivery costs and hence our business, results of operations and financial conditions.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage. We are not fully insured against all possible risks, nor are all such risks insurable.

Our business depends on the continued contributions made by Mr. Hong Zhida, as our key executive officer, the loss of who may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our CEO and President, Mr. Hong Zhida. We rely on his expertise in business operations when we are developing new products and services. The Company has no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign.

If Mr. Hong Zhida cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, the Company may have to recruit and train replacement personnel at a higher cost.

Additionally, if Mr. Hong Zhida joins our competitors or develops similar businesses that are in competition with our Company, our business may also be negatively impacted.

Our future success depends on our ability to attract and retain qualified long-term staff to fill management, technology, sales, marketing, and customer services positions. We have a great need for qualified talent, but we may not be successful in attracting, hiring, developing, and retaining the talent required for our success.

We may be adversely impacted by certain compliance or legal matters.

We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.

In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common stock, results of operations, financial condition and cash flows.

We are exposed to liabilities relating to environmental protection and safety laws and regulations.

Our operations are subject to comprehensive and frequently changing laws and regulations relating to environmental protection and health and safety. The discharge of waste and pollutants from our manufacturing operations into the environment may give rise to liabilities that may require us to incur costs to remedy such discharge. If we violate such laws or regulations, we may be required to implement corrective actions and could be subject to civil or criminal fines or penalties or other sanctions.

However, we cannot assure you that any environmental laws adopted in the future will not materially increase our operating costs and other expenses. We cannot assure you that we will not have to make significant capital or operating expenditures in the future in order to comply with existing or new laws and regulations or that we will comply with applicable environmental laws at all times. Such violations or liability could have a material adverse effect on our business, financial condition and results of operations.

If our employees do not maintain a strong work ethic and comply with our code of ethics, including our confidentiality requirements, their actions may negatively influence our business and reputation.

Employees with good professional ethics are important for any company’s development. An employee might, either intentionally or unintentionally, disclose confidential information about our Company or our clients and particularly unscrupulous employees might endeavor to sell material information to industry competitors. Furthermore, our employees will develop relationships with our business partners and clients, and may acquire information that could be used to harm their business interests. If this should happen, our partners and clients might lose faith in our company. While we can never eliminate these ethical risks entirely, we will attempt to reduce the likelihood of breaches of trust and mitigate their impacts of it by hiring highly professional employees and establishing strong internal information management systems.

We also plan to establish a series of policies to reduce the likelihood of such events.

However, in the event that any employee discloses confidential information about our Company or our clients or sells material information to industry competitors, it could have a material adverse effect on our reputation, operations and cash flow.

We face risks associated with future Chinese regulations.

Currently there are no government regulations in China regarding our type of services. The Chinese government encourages small-medium sized traditional industry companies to conduct business model transformation and technology updates, which may help companies gain more competitive advantages in international markets.

Other than the required adherence to general business laws and regulatory disclosures, our services are not affected by any specific additional Chinese government regulations. However, this does not preclude the possibility that China may institute regulations that will make it difficult or impossible for us to operate successfully, if at all, in the future. If that occurs, we may have to focus our business on companies located outside China. This could cause our results of operations to be materially adversely effected, reduce our revenues and cause the value of our securities to decline in value.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund future capital expenditures. While we do not anticipate seeking additional financing in the immediate future, any additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. This may result in delivery delays, malfunctioning of facilities or shutdown of logistic points. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our services. In the past, there was no significant disruption of operation at our production facilities and logistic points. However, we could not assure you that the production facilities and logistic points will always operate normally in the future.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

General Risks Associated with Business Operations in China

You may have difficulty enforcing judgments against us.

We are a Nevada corporation and most of our assets are and will be located outside of the United States. Almost all of our operations will be conducted in China. In addition, our officers and directors are nationals and residents of a country other than the United States. All of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officer and director, since he is not a resident in the United States. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts.

Foreign exchange fluctuations may affect our business.

We accept the payment for services in Chinese Yuan (CNY), Hong Kong Dollars (HKD), and U.S. Dollars (USD). Therefore, foreign exchange fluctuations may influence our business in unpredictable ways.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2016 and 2017, the value of the Renminbi depreciated approximately 7.2% and appreciated 6.3% against the U.S. dollar, respectively. From the end of 2017 through the end of June 2018, the value of the Renminbi depreciated by approximately 1.7% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

A substantial percentage of our revenues and costs are denominated in Renminbi, and a significant portion of our assets are also denominated in Renminbi. We are a holding company and we rely on dividends, loans and other distributions on equity paid by our operating subsidiaries in China. Any significant fluctuations in the value of the Renminbi may materially and adversely affect our liquidity and cash flows. Appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount we would receive. Conversely, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive.

Inflation could pose a risk to our business.

Inflation is an important factor that must be considered as we move forward. A change in the rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company would increase, such as labor costs, raw materials and public utilities, affecting our ability to provide our services at competitive prices. An increase in the rate of inflation would force our clients to search for other service providers, causing us to lose business and revenue.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Most of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations in the future. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify the anti-monopoly enforcement agency, in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the other party. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the SAIC, the China Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

We have notified substantial beneficial owners of shares of common stock who we know are PRC residents of their filing obligation, and pursuant to SAFE Circular 37, we have periodically filed and updated the above-mentioned foreign exchange registration on behalf of certain employee shareholders who we know are PRC residents. However, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners and cannot assure you that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject the beneficial owners or our PRC subsidiaries to fines and legal sanctions. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Pursuant to SAFE Notice 13, entities and individuals are required to apply for foreign exchange registration of foreign direct investment and overseas direct investment, including those required under the SAFE Circular 37, with designated domestic banks, instead of SAFE. The designated domestic banks will directly review the applications and conduct the registration.

Furthermore, since it is unclear how those new SAFE regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the basis of de facto management bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.

Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

Since 2016, PRC governmental authorities have imposed more stringent restrictions on outbound capital flows, including heightened scrutiny over “irrational” overseas investments for certain industries, as well as over four kinds of “abnormal” offshore investments, which are:

● investments through enterprises established for only a few months without substantive operation;

● investments with amounts far exceeding the registered capital of onshore parent and not supported by its business performance shown on financial statements;

● investments in targets which are unrelated to onshore parent’s main business; and

● investments with abnormal sources of Renminbi funding suspected to be involved in illegal transfer of assets or illegal operation of underground banking.

On January 26, 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, which tightened the authenticity and compliance verification of cross-border transactions and cross-border capital flow, including requiring banks to verify board resolutions, tax filing forms and audited financial statements before wiring foreign invested enterprises’ foreign exchange dividend distribution of over US$50,000. In addition, the Outbound Investment Sensitive Industry Catalogue (2018) lists certain sensitive industries that are subject to NDRC pre-approval requirements prior to remitting investment funds offshore, which subjects us to increased approval requirements and restrictions with respect to our overseas investment activity. Since a significant amount of our PRC revenue is denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC, make investments, service any debt we may incur outside of China or pay dividends in foreign currencies to our shareholders.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

Risks Related to our Common Stock

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;

●	news regarding gains or losses of customers or partners by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	the imposition of fines or penalties related to our activities in the PRC and failure to comply with applicable rules and regulations;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares.

We may never be able to pay dividends and are unlikely to do so.

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for working capital and general corporate purposes, rather than to make distributions to stockholders. Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is uncertain.

In addition, under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the dividend. Our ability to pay dividends will therefore depend on our ability to generate sufficient profits. Further, because of the various rules applicable to our operations in China and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Our shares may trade under $5.00 per share and thus will be a penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

In the event that our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

Our principal place of business is located at Kingkey 100, Block A, Room 5403, Luohu District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8233 0336. Our president, Mr. Hong Zhida, supplies our office space and telephone at no costs to us.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB under the symbol “ATXG.”

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

We received our trading symbol on September 12, 2016 and were first quoted on September 12, 2016 but no shares were traded until December 12, 2016.

The following table sets forth the high and low trading prices of one share of our common stock for each fiscal quarter over the past two fiscal years, and April 1, 2018 to the date of this prospectus. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis. These high and low bid prices per share of common stock have been adjusted to give effect to the 1-for-20 reverse stock split of our common stock effected on February 27, 2019.

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$78.00	$46.00
Second Quarter	$82.00	$75.00
Third Quarter	$—	$—
Fourth Quarter	$—	$—

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$41.00	$26.00
Second Quarter	$49.00	$32.00
Third Quarter	$46.00	$33.40
Fourth Quarter	$58.00	$40.00

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$40.20	$20.20
Fourth Quarter	$40.00	$21.00

Number of Holders

25,346,004 shares of common stock were issued and outstanding as of July 01, 2019. They were held by a total of 547 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2019 and March 31, 2018. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During January 2016, the Company sold a total of 18,500 common shares for cash contributions of $555 at $0.03 per share.

During February 2016, the Company sold a total of 74,000 common shares for cash contributions of $2,220 at $0.03 per share.

During March 2016, the Company sold a total of 333,000 common shares for cash contributions of $9,862 at $0.03 per share.

On April 18, 2017, the Company issued a total of 500,000,000 common shares as follows:

○	Hengtian Group Co., Ltd.: (Beneficial Owner: Ma Huizhu) 215,000,000 restricted common shares.

○	Hong Zhida*: 30,000,000 restricted common shares.

○	Hui Lian Group Ltd.: (Beneficial Owner: Ma Huijun) 255,000,000 restricted common shares.

The 500,000,000 common shares were issued pursuant to a Sale & Purchase Agreement (“ S&P ”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. The Company agreed to issue five hundred million (500,000,000) shares of common stock to Yingxi Industrial Chain Group Co., Ltd. to acquire its shares and assets for a cost of US$0.30 per share or a total cost of US$150,000,000.

*Hong Zhida is the President, Secretary, Treasurer and a Director of the Company.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales and issuances described above since the foregoing issuances and sales did not involve a public offering, the recipients were (a) “ accredited investors ”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2019 and 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2019, we provide logistic service to over 66 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year of 2020.

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

Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of March 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on December 15, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842) ”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $0.6 million on its consolidated financial statements for the fiscal year ended March 31, 2020.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the years ended March 31, 2019 and 2018

The following tables summarize our results of operations for the years ended March 31, 2019 and 2018. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$10,026,920	100.0%	$13,437,569	100%	$(3,410,649)	(25.4)%
Cost of revenues	(8,744,226)	(87.2)%	(11,995,947)	(89.3)%	3,251,721	27.1%
Gross profit	1,282,694	12.8%	1,441,622	10.7%	(158,928)	(11.0)%
Operating expenses	(1,965,821)	(19.6)%	(1,697,576)	(12.6)%	268,246	15.8%
Loss from operations	(683,127)	(6.8)%	(255,954)	(1.9)%	427,173	166.9%
Impairment loss on goodwill	-	-	(454,659)	(3.4)%	(454,659)	(100)%
Other income, net	8,776	0.1%	20,559	0.2%	(11,782)	(57.3)%
Net finance cost	(11,423)	(0.1)%	-	-	11,423	100%
Income tax expense	(8,555)	(0.1)%	(19,342)	(0.1)%	(10,787)	(55.8)%
Net loss	$(694,329)	(6.9)%	$(709,396)	(5.3)%	$(15,067)	(2.1)%

Revenue

Revenue generated from our garment manufacturing business contributed $3,359,639 or 33.5% of our total revenue for the year ended March 31, 2019. Revenue generated from our garment manufacturing business contributed $5,069,699 or 37.7% of our total revenue for the year ended March 31, 2018.

Revenue generated from our logistic business contributed $6,667,283 or 66.5% of our total revenue for the year ended March 31, 2019. Revenue generated from our logistic business contributed $8,367,870 or 62.3% of our total revenue for the year ended March 31, 2018.

Total revenue for the year ended March 31, 2019 and 2018 were $10,026,920 and $13,437,569, respectively, a 25.4% decrease compared with the year ended March 31, 2018. The decrease was due to market decline in both garment business and logistic business and our termination of business with certain customers with low profit margin during the year. We have begun to implement control on reviewing and monitoring profit margin with each customer to improve profitability.

Cost of revenue

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$3,359,638	100.0%	$5,069,699	100%	$(1,710,061)	(33.7)%
Raw materials	2,521,935	75.1%	4,250,043	83.8%
Labor	362,139	10.8%	359,897	7.1%
Other and Overhead	171,161	5.1%	106,693	2.1%
Total cost of revenue for garment manufacturing	3,055,235	90.9%	4,716,633	93.0%	(1,661,398)	(35.2)%
Gross profit for garment manufacturing	304,403	9.1%	353,066	7.0%	(48,663)	(13.8)%
Net revenue for logistic service	6,667,282	100.0%	8,367,870	100%	(1,700,587)	(20.3)%
Fuel, toll and other cost of logistic service	2,445,439	36.7%	6,290,430	75.2%
Subcontracting fees	3,243,552	48.6%	988,883	11.8%
Total cost of revenue for logistic service	5,688,991	85.3%	7,279,313	87.0%	(1,590,321)	(21.8)%
Gross Profit for logistic service	978,291	14.7%	1,088,557	10.7%	(110,266)	(10.1)%
Total cost of revenue	$8,744,226	87.2%	$11,995,946	89.3%	$(3,251,719)	(27.1)%
Gross profit	$1,282,694	12.8%	$1,441,623	10.7%	$(158,929)	(11.0)%

Cost of revenue for our manufacturing segment for the years ended March 31, 2019 and 2018 was $3,055,235 and $4,716,633, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the years ended March 31, 2019 and 2018 was $5,688,991 and $7,279,313, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 39.2% and 45.3% of raw materials purchases for the years ended March 31, 2019 and 2018, respectively. Two suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2019 and 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 13.3% and 29.1% of total cost of revenues for our service segment for the years ended March 31, 2019 and 2018, respectively. The percentage dropped as we used more subcontractors than last year. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 75.1 % of our total manufacturing business revenue in the year ended March 31, 2019, compared with 83.8% in the year ended March 31, 2018. The decrease in percentages was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 10.8% of our total manufacturing business revenue in the year ended March 31, 2019, compared with 7.1% in the year ended March 31, 2018. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 5.1% of our total manufacturing business revenue for the year ended March 31, 2019, compared with 2.1% of total manufacturing business revenue for the year ended March 31, 2018.

Fuel, toll and other costs for our service business for the year ended March 31, 2019 were $2,445,439 compared with $6,290,430 for the year ended March 31, 2018. Fuel, toll and other costs for our service business accounted for 36.7% of our total service revenue for the year ended March 31, 2019, compared with 75.2% for the year ended March 31, 2018. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the year ended March 31, 2019 increased 228% to $3,243,552 from $988,883 for the year ended March 31, 2018. Subcontracting fees accounted for 48.6% and 11.8% of our total service business revenue in the years ended March 31, 2019 and 2018, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the year ended March 31, 2019 was $8,744,226, a 27.1% decrease from $11,995,947 for the year ended March 31, 2018. Total cost of sales as a percentage of total sales for the year ended March 31, 2019 was 87.2%, compared with 89.3% for the year ended March 31, 2018. Gross margin for the year ended March 31, 2019 was 12.8% compared with 10.7% for the year ended March 31, 2018.

Gross profit

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Gross profit	$1,282,694	100%	$1,441,622	100%	(158,928)	(11.0)%
Operating expenses:
Selling expenses	(17,905)	(1.4)%	(25,428)	(1.8)%	7,523	29.6%
General and administrative expenses	(1,947,916)	(151.9)%	(1,672,148)	(116.0)%	275,768	16.5%
Total	$(1,965,821)	(153.3)%	$(1,697,576)	(117.8)%	(268,245)	(15.8)
Loss from operations	$(683,127)	(53.3)%	$(255,954)	(17.8)%	(427,173)	(166.9)%

Manufacturing business gross profit for the year ended March 31, 2019 was $304,403 compared with $353,066 for the year ended March 31, 2018. Gross profit accounted for 9.1% of our total manufacturing business revenue for the year ended March 31, 2019, compared with 7.0% for the year ended March 31, 2018.

Gross profit in our service business for the year ended March 31, 2019 was $978,291 and gross margin was 14.7%. Gross profit in our service business for the year ended March 31, 2018 was $1,088,557 and gross margin was 10.7%.

The increase in gross margin was due to our focus on high margin customers, implementation of cost cutting measures and the effective control on our costs during the year.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the years ended March 31, 2019 and 2018 was $17,905 and $25,428, respectively. Our selling expenses in our service segment for the year ended March 31, 2019 and 2018 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the year ended March 31, 2019 decreased 29.6% to $17,905 from $25,428 for the year ended March 31, 2018.

Our general and administrative expenses in our manufacturing segment for the years ended March 31, 2019 and 2018 was $278,407 and $266,493, respectively. Our general and administrative expenses in our service segment, for the year ended March 31, 2019 and 2018 was $959,471 and $1,077,999, respectively. Our general and administrative expenses in our corporate office for the year ended March 31, 2019 and 2018 was $710,038 and $327,656, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2019 increased 16.5% to $1,947,916 from $1,672,148 for the year ended March 31, 2018. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income from operations

Loss from operations for the years ended March 31, 2019 and 2018 was $683,127 and $255,954, respectively. Income from operations of $8,092 and $61,145 was attributed from our manufacturing segment for the years ended March 31, 2019 and 2018, respectively. (Loss)/Income from operations of ($10) and $10,406 was attributed from our service segment for the years ended March 31, 2019 and 2018, respectively. We incurred a loss from operations in corporate office of $691,209 and $327,505 for the years ended March 31, 2019 and 2018, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the years ended March 31, 2019 and 2018 was $8,555 and $19,342, respectively, a 55.8% decrease compared to 2018. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2019 and 2018.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the years ended March 31, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2019 and 2018.

Impairment Loss on Goodwill

The goodwill impairment assessment process was conducted at the reporting units. A number of factors, including the overall financial performance, the slower than expected growth and trading conditions were considered. We determined the fair value based on discounted cash flow calculations. Based on our impairment test of goodwill, the recoverable amount was higher than the carrying amount of the goodwill recorded and it was concluded that no impairment against the Group’s goodwill as of March 31, 2019 is necessary. For the year ended March 31, 2018, we recognized an impairment loss on goodwill of $454,659.

Net Income

We incurred a net loss of $694,329 and $709,396 for the years ended March 31, 2019 and 2018, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the year ended March 31, 2019 and 2018, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2019 and 2018 is as follow:

	2019	2018
	(In U.S. dollars)
Net cash provided by operating activities	$1,193,161	$1,880,166
Net cash used in investing activities	$(229,240)	$(3,122,828)
Net cash (used in) provided by financing activities	$(948,526)	$1,323,045

Net cash used in operating activities consist of net loss of $694,329, increased by depreciation of $115,673, loss on disposal of property and equipment of $10,325 and reduced by increase in change of operating assets and liabilities of $1,761,492. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $229,240.

Net cash provided by financing activities consist of proceeds from bank loan of $223,502, repayment of related party borrowings of $3,368,968 and we received related party proceeds of $2,253,680 and repayment of third party borrowings of $56,739.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019, we had cash on hand of $277,264, total current assets of $2,908,309 and current liabilities of $5,780,290. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of March 31, 2019, the market foreign exchange rate had increased to RMB 6.71 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the years ended March 31, 2019 and 2018 was $96,716 and ($151,555), respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the year ended March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Addentax Group Corp. together with its subsidiaries (“the Company”) as of March 31, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 6 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2018.

Singapore
July 01, 2019

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2019 AND 2018

	Note	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$277,264	$264,806
Accounts receivables, net	4	1,798,489	3,416,618
Inventories, net	7	318,047	239,229
Other receivables	5	178,128	2,005,112
Advances to suppliers	8	230,484	266,377
Amounts due from related parties	6	-	202,426
Total current assets		2,802,412	6,394,568

NON-CURRENT ASSETS
Plant and equipment, net	9	694,431	648,540
Goodwill		475,003	475,003
Total non-current assets		1,169,434	1,123,543
TOTAL ASSETS		$3,971,846	$7,518,111

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	10	$223,502	$-
Accounts payable		884,251	1,549,847
Amount due to related parties	6	4,204,130	5,319,418
Advances from customers		102,673	1,561,861
Accrued expenses and other payables	13	259,837	185,855
Income tax payable	11	-	6,064
Total current liabilities		5,674,393	8,623,045
TOTAL LIABILITIES		$5,674,393	$8,623,045

COMMITMENTS AND CONTINGENCIES	16

EQUITY
Common stock ($0.001 par value, 25,346,004 shares issued and outstanding for the year ended March 31, 2019 and 2018 respectively)		$25,346	$25,346
Additional paid-in capital		61,050	61,050
Retained earnings		(1,775,767)	(1,081,198)
Statutory reserve	14	21,779	21,539
Accumulated other comprehensive loss	14	(34,955)	(131,671)
Total deficit		(1,702,547)	(1,104,934)
TOTAL LIABILITIES AND EQUITY		$3,971,846	$7,518,111

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Note	2019	2018
REVENUES		$10,026,920	$13,437,569

COST OF REVENUES		(8,744,226)	(11,995,947)

GROSS PROFIT		1,282,694	1,441,622

OPERATING EXPENSES
Selling and marketing		(17,905)	(25,428)
General and administrative		(1,947,916)	(1,672,148)
Total operating expenses		(1,965,821)	(1,697,576)

LOSS FROM OPERATIONS		(683,127)	(255,954)

IMPAIRMENT LOSS ON GOODWILL		-	(454,659)

FINANCE COST		(11,423)	-

OTHER INCOME, NET		8,776	20,559

LOSS BEFORE INCOME TAX EXPENSE		(685,774)	(690,054)

INCOME TAX EXPENSE	11	(8,555)	(19,342)

NET LOSS		(694,329)	(709,396)
Foreign currency translation gain (loss)	14	96,716	(151,555)
TOTAL COMPREHENSIVE LOSS		$(597,613)	$(860,951)

LOSS PER SHARE
Basic and diluted		(0.03)	(0.03)
Weighted average number of shares outstanding – Basic and diluted		25,346,004	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT MARCH 31, 2017	25,000,000	$25,000	$61,396	$(371,802)	$21,539	$19,884	$(243,983)
Recapitalization	346,004	346	346	-	-	-	-
Foreign currency translation	-	-	-	-	-	(151,555)	(151,555)
Net loss for the year	-	-	-	(709,396)	-	-	(709,396)
BALANCE AT MARCH 31, 2018	25,346,004	$25,346	$61,050	$(1,081,198)	$21,539	$(131,671)	$(1,104,934)

Transfer to Statutory reserve	-	-	-	(240)	240	-	-
Foreign currency translation	-	-	-	-	-	96,716	96,716
Net loss for the year	-	-	-	(694,329)	-	-	(694,329)
BALANCE AT MARCH 31, 2019	25,346,004	$25,346	$61,050	$(1,775,767)	$21,779	$(34,955)	$(1,702,547)

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,329)	$(709,396)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	115,673	111,740
Loss on disposal of plant and equipment	10,324	-
Impairment loss on goodwill	-	454,659
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,618,129	1,360,260
Inventories	(78,818)	206,213
Advances to suppliers	35,893	56,179
Amounts due from related parties	202,426	(74,879)
Other receivables	1,926,637	(181,528)
Accounts payables	(608,244)	(60,796)
Amounts due to related parties	-	186,451
Accrued expenses and other payables	130,721	11,879
Advances from customers	(1,459,187)	514,043
Taxes payable	(6,064)	5,341
Net cash provided by operating activities	$1,193,161	$1,880,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(229,240)	(97,077)
Payment for acquisition of subsidiaries	-	(3,025,751)
Net cash used in investing activities	$(229,240)	$(3,122,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	2,253,680	2,893,065
Repayment of related party borrowings	(3,368,969)	(797,422)
Proceeds from bank borrowings	223,502	-
Proceeds from third party borrowings	-	1,618,813
Repayment of third party borrowings	(56,739)	(2,391,411)
Net cash provided by financing activities	$(948,526)	$1,323,045

NET DECREASE IN CASH AND CASH EQUIVALENTS	15,395	80,383
Effect of exchange rate changes on cash and cash equivalents	(2,937)	7,518
Cash and cash equivalents, beginning of year	264,806	176,905
CASH AND CASH EQUIVALENTS, END OF YEAR	$277,264	$264,806

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (“ATXG”) was incorporated in Nevada on October 28, 2014, and before the transaction described below, ATXG is engaged in the field of producing images on multiple surfaces using heat transfer technology.

On December 28, 2016, ATXG acquired 250,000,000 shares of the issued and outstanding stock of Yingxi Industrial Chain Group Co., Ltd. (“Yingxi”). The 250,000,000 shares of Yingxi were acquired from the members of Yingxi in a share exchange transaction in return for the issuance of 500,000,000 shares of common stock of ATXG. The 250,000,000 shares of Yingxi constitute 100% of its issued and outstanding stock, and as a result of the transaction, Yingxi became a wholly-owned subsidiary of ATXG. And following the consummation of the reverse acquisition effective on September 25, 2017, and giving effect to the securities exchanged in the offering, the members of Yingxi will beneficially own approximately ninty-nine percent (99%) of the issued and outstanding common stock of ATXG. For accounting purposes, the Company was treated as an acquiree and Yingxi as an acquirer, as a result, the business and financial information contained in this report is that of the acquirer prior to the consummation date and that of the combined entity after that date.

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

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business .

The Company incurred net loss of $694,329, $709,396 for the years ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and 2018, the Company had net current liability of $2,871,981 and $2,228,477, respectively, and an deficit on total equity of $1,702,547 and $1,104,934, respectively.

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

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. Duiring the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

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

At March 31, 2019, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2019 and 2018.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended March 31, 2019 and 2018.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at March 31, 2019 and 2018.

	2019	2018
Customer A	18%	21%
Customer B	18%	2%
Customer C	12%	2%
Customer D	12%	Nil %
Customer E	10%	Nil %

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for both year ended March 31, 2019 and 2018.

During the years ended March 31, 2019 and 2018, approximately 39% and 45% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

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

The Company tested goodwill for impairment as of March 31, 2019 and it was determined that recoverable amount of one of the Company’s reporting units was higher than the carrying amount of the goodwill recorded. Therefore it was concluded that no impairment for goodwill is required. As of March 31, 2019 and 2018, carrying amount of goodwill of $nil and $454,659 was impaired, respectively.

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

There was no impairment of long-lived assets as of March 31, 2019 and 2018.

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules

Cost of revenues for manufacturing segment includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of for service segment includes gasoline and diesel fuel, toll charges and subcontracting fees.

(l)	Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the reporting period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of March 31, 2019 and 2018.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilised, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2019 & 2018.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense were recorded relating to the Tax Act changes for the year ended March 31, 2019 and 2018.

(n)	Related party balances and transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(o)	Interest Rate Risk

In September 2018, the Company  entered into a credit agreement that provides for an approximately $223,502 (RMB1,500,000) from Dongguan Agricultural Commercial Bank. The pricing on the credit facility is based on LIBOR, as defined by the credit agreement. The floating interest rate may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC. As of March 31, 2019, the Company has drawn down credit amount for $223,502 (RMB 1,500,000) at a fix rate of 6.96% p.a.

(p)	Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of March 31, 2018.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on December 15 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “ Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”)”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842) ”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company should record both right-of-use asset and lease liability of $0.6 million on its consolidated financial statements for the fiscal year ended March 31, 2020.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at March 31, 2019 and 2018 are as follows:

	2019	2018
Accounts receivable	$1,798,489	$3,416,618
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,798,489	$3,416,618

No allowance for doubtful accounts was made for the years ended March 31, 2019 and 2018.

5.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, CFO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd	Huizhu Ma is a legal representative and principal shareholder. Huizhu Ma ceased to be the principal shareholder since November 2018
Shenzhen Bitun Textile Co., Ltd.	Huizhu Ma is a legal representative and principal shareholder. Huizhu Ma ceased to be the principal shareholder since November 2018
Shenzhen Yingxi Investment & Development Co., Ltd.	Sister of Huizhu Ma is a legal representative. Huizhu Ma ceased to be the principal shareholder since November 2018
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd is a legal representative and principal shareholder, which is no longer a related party since Novermber 2018
Bitun Apparel (Shenzhen) Co., Ltd	Huijun Ma is a legal representative. Huizhu Ma ceased to be the principal shareholder since November 2018
Huizhu Ma	A director and principal shareholder of the Company’s principal shareholder. Huizhu Ma ceased to be the principal shareholder since November 2018
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the years:

Amounts due from related parties	2019	2018
Shenzhen Bitun Textile Co., Ltd.	-	39,883
Shenzhen Yingxi Investment & Development Co., Ltd.	-	162,543
	$-	$202,426

Amounts due to related parties	2019	2018
Zhida Hong	$3,989,382	$38,196
Zhongpeng Chen	169,235	739,317
Dewu Huang	-	248,031
Yinping Ding	-	118,952
Jinlong Huang	45,513	338,115
Shenzhen Qianhai Bitun Investment Fund Management Co., Ltd.	-	3,665,347
Shenzhen Bitun Yihao Fund Partnership (Limited Partnership)	-	159,356
Huizhu Ma	-	12,104
	$4,204,130	$5,319,418

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of March 31, 2019 and 2018:

	2019	2018
Raw materials	$157,382	$126,079
Work in progress	160,665	113,150
Total inventories, net	$318,047	$239,229

There is no inventory allowance for the year ended March 31, 2019 and 2018.

8.	ADVANCES TO SUPPLIERS

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

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of March 31, 2019 and 2018:

	2019	2018
Production plant	$107,173	$155,529
Motor vehicles	1,016,818	944,539
Office equipment	14,722	12,491
	1,138,713	1,112,559
Less: accumulated depreciation	(444,282)	(464,019)
Plant and equipment, net	$694,431	$648,540

Depreciation expense for the years ended March 31, 2019 and 2018 was $115,673 and $111,740, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a bank loan agreement  with Dongguan Agricultural Commercial Bank to borrow approximately $223,502 (RMB1,500,000) for daily operations with an annual interest rate of 6.96%.  The loan is guaranteed free of charge by legal representative of HSW. The principal of $164,000 will be matured in September 2019  and the rest will be matured in November 2019.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2019 and 2018.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2019 and 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019 and 2018.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2019 and 2018.

No deferred taxes were recognized for the years ended March 31, 2019 and 2018.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2019	2018
PRC statutory tax rate	25%	25%
Temporary differences not recognized	(3)%	(19)%
Tax losses not recognized	(23)%	(72)%
Income tax expense	$(1)%	$(66)%

F-15

	2019	2018
PRC statutory tax rate	25%	25%
Computed expected benefits	$(171,444)	$(172,514)
Temporary differences not recognized	19,291	(20,389)
Tax losses not recognized	160,708	212,245
Income tax expense	$8,555	$19,342

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiary HSW enjoyed preferential VAT rate of 13%. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 11% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2019 and 2018. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the years ended March 31, 2019 and 2018 are as follows:

Revenues	2019	2018
Manufacturing segment	$3,359,637	$5,069,699
Service segment	6,667,283	8,367,870
	$10,026,920	$13,437,569

Income from operations by segment for the years ended March 31, 2019 and 2018 are as follows:

Operating	2019	2018
Manufacturing segment	$8,091	$61,145
Service segment	(10)	10,406
Corporate and other	(691,208)	(327,505)
Loss from operations	$(683,127)	$(255,954)
Manufacturing segment	(12,762)	13,481
Service segment	10,118	6,824
Corporate and other	(3)	(454,405)
Loss before income tax	$(685,774)	$(690,054)
Income tax expense	(8,555)	(19,342)
Net loss	$(694,329)	$(709,396)

Depreciation and amortization by segment for the years ended March 31, 2019 and 2018 are as follows:

Depreciation	2019	2018
Manufacturing segment	$23,036	$28,657
Service segment	92,637	83,083
	$115,673	$111,740

Total assets by segment at March 31, 2019 and 2018 are as follows:

Total assets	2019	2018
Manufacturing segment	$1,242,335	$3,775,765
Service segment	2,253,308	3,391,945
Corporate and other	476,203	350,401
	$3,971,846	$7,518,111

Goodwill by segment at March 31, 2019 and 2018 is as follows:

Goodwill	2019	2018
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use forecast for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and the implementation of the Company’s strategy. Based on the impairment test of goodwill, the recoverable amount was higher than the carrying amount of the goodwill recorded and it was concluded that no impairment against the amount of goodwill as of March 31, 2019 is necessary. As of March 31, 2018, the amount of goodwill of $454,659 was impaired.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2019 and 2018:

	2019	2018
Loan from third parties (i)	$-	$56,739
Employee advances	-	1,073
Accrued wages and welfare	84,677	66,972
Other payables (ii)	175,160	61,071
	$259,837	$185,855

(i)	Loan from third parties represent unsecured and non-interest bearing short-term advances that the Company makes from time-to-time from third-party entities. These advances are unsecured and due on demand.

(ii)

As of 3/31/2019 and 2018, other payables consist amount due to Shenzhen Bitun Yihao Fund Partnership of $118,306 and $nil, respectively. Shenzhen Bitun was a related party as of 3/31/2017 but the related party relationship was ceased and it became a third party beginning November. The Company has disclosed the relationship with Shenzhen Bitun at Note 6

14.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. At March 31, 2019 and 2018, the paid-up statutory reserve was $21,779 & $21,539.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

15. REVERSE STOCK SPLIT

On January 24, 2019, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-20 (the “Reverse Stock Split”). The Reverse Stock Split was effective on February 27, 2019 (the “Effective Date”). As a result of the filing of the Certificate, the number of shares of the Company’s authorized Common Stock was reduced from 1,000,000,000 shares to 50,000,000 shares and the issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 25,346,004. There was no change to the par value of the Company’s Common Stock. The decrease of Share Capital was transferred to and increased the Additional Paid In Capital. The Company has adjusted all references to number of share and loss per share amounts in the accompanying consolidated financial statements and notes to reflect the reverse stock split.

16.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2023. Rent expense for the years ended March 31, 2019 and 2018 was approximately $94,986 and $97,634, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

Within one year	$297,798
Between one and five years	267,494
$565,292

17.	SUBSEQUENT EVENTS

Subsequent to year end, on April 18, 2019, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (the “SEC”) and on May 13, 2019, the Company filed an amendment to the Form S-1 Registration Statement with the SEC in connection with the public offering of a minimum of 1,000,000 and a maximum of 4,000,000 shares of our common stock, and the resale of shares by certain selling stockholders. And there is no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

We did not maintain a sufficient complement of personnel with an appropriate level of knowledge of accounting, experience, and training commensurate with its financial reporting requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	28	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	26	Chief Financial Officer and Treasurer	March 8, 2019

Ng Chung Chi (1)	38	Independent Director	March 13, 2019

Yu Jiaxin (1)	37	Independent Director	March 13, 2019

Li Weilin (1)	38	Independent Director	March 13, 2019

Hong Zhiwang	25	Director	March 13, 2019

(1) Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Hong Zhida, Chairman, CEO, President and Secretary

Mr. Hong Zhida received his Bachelor’s Degree in Electronic Information Science and Technology from Sun Yat-sen University in July 2013. From June 2014 to Present, he served as the Director of China Huiying Joint Supply Chain Group Co. Ltd. He was responsible for assisting the company’s chairman to plan development strategy. From September 2013 to May 2014, he served as Head of Membership Department of the Guangzhou Haifeng Chamber of Commerce. In that position he was responsible for the membership management of the institution.

Mr. Huang Chao, Chief Financial Officer and Treasurer

Mr. Huang Chao earned two bachelor’s degrees, one in marketing from Shaoguan University, China in 2014 and the other in international logistics and trade finance from University of Northampton, United Kingdom in 2015. He earned his master’s degree in finance and investment management from University of Liverpool, United Kingdom in 2016 to broaden and deepen his knowledge in the accounting and finance field. After his graduation in 2016, he was appointed as a secretary to Chairman in Addentax Group Corp. He handles all Company’s filings to ensure the Company complies with regulation and advising on good corporate governance practice. Huang Chao interacts with the directors, general manager of each business unit, various regulatory and professional bodies such as the SEC, auditors and attorneys to ensure the compliance. His managing experiences, and profound knowledge in finance make him well positioned for his role as Chief Financial Officer and Treasurer.

Ng Chung Chi, Independent Director

Ms. Ng Chung Chi earned her bachelor’s degree in accountancy and law from City University of Hong Kong in 2003, and earned her professional accountancy qualifications from the ACCA and HKICPA in 2008 and 2010, respectively. Ms. Ng currently is the CFO of a multinational security services company. Prior to her CFO role, she was an Audit Senior Manager and Asian Services Leader in a Top 10 ranked International CPA firm in the United States. Ms. Ng has over fifteen years of accounting and financial reporting experience at an International CPA firm, providing audit and assurance services to publicly-traded company in the US with its main operations in the US and Asia Pacific, including China, Taiwan, Singapore, India, New Zealand, etc. In addition, to providing audit and assurance service, she involved in assisting companies in the going public and going private transactions in the US, supporting their needs for on-going SEC compliance, internal control advisory, and merger and acquisition activities. She brings to the Board deep finance, audit and business experience.

Yu Jiaxin, Independent Director

Ms. Yu Jiaxin earned her bachelor’s degree in business management from Nankai University, China in 2006. Ms. Yu currently is the senior human resources director of Kingkey Capital Management Co., Ltd., a Group which offers real estate development, commercial operation, financial investment, and other services in Shenzhen, China. She has worked for Kingkey Group since 2008, initially as a human resources officer and now as senior human resources director. She assisted in the set-up of Kingkey’s annual operating plan and budget in accordance with the company’s annual goals and strategies, building the company’s organizational structure and coordinating Human Resource and Administration, establishing the sound comprehensive personnel administrative management system which is adaptable to the company’s development, and implementing and supervising the system. Bringing over ten years of human resources administration experience, she brings to the Board insights on compensation and benefits.

Li Weilin, Independent Director

Mr. Li Weilin earned his bachelor’s degree in Computer Science & Technology from Sun Yat-sen University, China in 2005 and earned his master’s degree in Software Engineering from the same University in 2011. Mr. Li currently is the information and network center director in Xinhua College of Sun Yat-sen University since 2005 and is responsible for information service management for all faculties and students. He also is the leader of Computer Application & Technology program in Guangdong Polytechnic College and is responsible for major IT planning and management of the College since 2015. In 2017, he is appointed as a technology expert in Guangzhou City, providing technology consults and projects examination and verification for the information construction of Guangzhou authorities. His studies cover Network & System Safety, Image Processing, Data Mining, Business Intelligence, Big Data Management and Network Physical System. He brings to the Board deep information technology experience.

Hong Zhiwang, Director

Mr. Hong Zhiwang earned his bachelor’s degree in Automation Engineering from Beijing Institute of Technology University Zhuhai Campus, China in 2014. Mr. Hong has been the brand marketing manager at Addentax Group Corp. since 2018 and is responsible for e-commerce marketing covering design website, brand marketing, market investigation and development, and expanding marketing channels to develop new clients, designing the company’s logo and registering copyrights. In 2014, he was the PDM Software Engineer for Hongfan Computer & Technology Co., Ltd. and was responsible for developing software, on-site inspection and guidance and software maintenance, in assistance of ERP to manage the system and create brand new demands design and in charge of R&D of PLM System, surface model design and function model development, structure development and communications technology development. He brings to the Board deep brand marketing experience.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees.

Audit Committee

Our Audit Committee was established on March 8, 2019 and is comprised of three of our independent directors: Ms. Ng Chung Chi (Chairperson), Ms. Yu Jiaxin and Mr. Li Weilin. Ms. Ng Chung Chi qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

Compensation Committee

The Compensation Committee is responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee was established on March 8, 2019 and is comprised of three of our independent directors: Ms. Ng Chung Chi, Ms. Yu Jiaxin (Chairperson) and Mr. Li Weilin.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for, among other matters:

●	selecting or recommending for selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management.

Our Corporate Governance and Nominating Committee was established on March 8, 2019 and is comprised of three of our independent directors: Ms. Ng Chung Chi, Ms. Yu Jiaxin and Mr. Li Weilin (Chairperson).

Family Relationships

Mr. Hong Zhida, an executive officer of the Company, and Mr. Hong Zhiwang, a director of the Company, are brothers. Apart from this, there are no family relationships between any director or executive officer of the Company.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2019 and March 31, 2018:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong	2019	$0	0	0	0	0	0	0	$0
CEO	2018	$0	0	0	0	0	0	0	$0

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

Stock Option Plan

Currently, we do not have an equity incentive plan in place.

Grants of Plan-Based Awards

To date, there have been no grants or plan-based awards.

Outstanding Equity Awards

To date, there have been no outstanding equity awards.

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Compensation of Directors

Each independent director has entered into an Independent Director Agreement with the Company, pursuant to which Ms. Ng Chung Chi, Ms. Yu Jiaxin and Mr. Li Weilin will receive $88,000, $15,000 and $15,000 per year, respectively, in equal monthly installments of $7,333, $1,250 and $1,250, respectively, at the end of each month.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2019, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage of Shares Beneficially Owned—Before Offering” is based on a total of 25,346,004 shares of our issued and outstanding common stock. The columns entitled “Percentage of Shares Beneficially Owned — After Offering” also include (i) 1,000,000 shares of common stock outstanding after completion of this offering, assuming the closing of the minimum offering amount, or (ii) 4,000,000 shares of common stock outstanding after completion of this offering, assuming the closing of the maximum offering amount.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock Before the Offering	Percentage Ownership of Shares of Common Stock After the Offering (assuming closing of the minimum offering amount)	Percentage Ownership of Shares of Common Stock After the Offering (assuming closing of the maximum offering amount)
Directors and Officers

Hong Zhida	1,507,950	5.95%	5.72%	5.14%

Hong Zhiwang	501,171	1.98%	1.90%	1.71%

Huang Chao	25,720	0.1%	0.10%	0.09%

Ng Chung chi	-	-	-	-

Yu Jiaxin	-	-	-	-

Li Weilin	-	-	-	-

All Officers and Directors (six persons)	2,034,841	8.03%	7.72%	6.93%

Owner of more than 5% of Class	-	-	-	-

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 5403, Luohu District, Shenzhen City, China 518000.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2019, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets, except as set forth below:

On April 18, 2017, the Company issued a total of 500,000,000 restricted shares of common stock as follows:

○	Hengtian Group Co., Ltd.: (Beneficial Owner: Ma Huizhu) 215,000,000 shares of common stock;

○	Hong Zhida (current Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Company): 30,000,000 shares of common stock; and

○	Hui Lian Group Ltd.: (Beneficial Owner: Ma Huijun) 255,000,000 shares of common stock.

The 500,000,000 shares of common stock were issued pursuant to a Sale & Purchase Agreement (“ S&P ”) for the acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd., a company incorporated under the laws of the Republic of Seychelles. The Company agreed to issue five hundred million (500,000,000) shares of common stock to Yingxi Industrial Chain Group Co., Ltd. to acquire its shares and assets for a cost of US$0.30 per share or a total cost of US$150,000,000.

Item 14. Principal Accountant Fees and Services

During fiscal years ended March 31, 2019 and 2018, we incurred approximately $82,000 and $76,000, respectively in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2019 and 2018 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 01, 2019

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	President, Chief Executive Officer and Director	July 01, 2019
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	Chief Financial Officer	July 01, 2019
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Ng Chung Chi	Director	July 01, 2019
Ng Chung Chi

/s/ Yu Jiaxin	Director	July 01, 2019
Yu Jiaxin

/s/ Li Weilin	Director	July 01, 2019
Li Weilin

/s/ Hong Zhiwang	Director	July 01, 2019
Hong Zhiwang

