Form 10-Q
period 2019-06-30
ADDENTAX GROUP CORP.
filed 2019-08-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

+ (86) 755 86961 405

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ATXG	OTC Markets

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

As of August 15, 2019, there were 25,346,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2019 and 2018

3

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2019 (UNAUDITED) AND MARCH 31, 2019 (AUDITED)

	Note	June 30, 2019	March 31, 2019
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$298,569	$277,264
Accounts receivables, net	4	1,747,868	1,798,489
Inventories, net	7	412,543	318,047
Other receivables	5	96,472	178,128
Advances to suppliers	8	126,812	230,484
Total current assets		2,682,264	2,802,412

NON-CURRENT ASSETS
Plant and equipment, net	9	727,581	694,431
Goodwill		475,003	475,003
Operating lease right of use asset	14	469,957	-
Total non-current assets		1,672,541	1,169,434
TOTAL ASSETS		$4,354,805	$3,971,846

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	10	$218,478	$223,502
Accounts payable		601,337	884,251
Amount due to related parties	6	4,645,110	4,204,130
Advances from customers		52,270	102,673
Accrued expenses and other payables	13	778,820	259,837
Total current liabilities		6,296,015	5,674,393

NON-CURRENT LIABILITIES
Operating lease liability, net of current portion	14	91,682	-
Total non-current liabilities		91,682	-
TOTAL LIABILITIES		$6,387,697	$5,674,393

COMMITMENTS AND CONTINGENCIES	17

EQUITY
Common stock ($0.001 par value, 25,346,004 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively)		$25,346	$25,346
Additional paid-in capital		61,050	61,050
Retained earnings		(2,143,115)	(1,775,767)
Statutory reserve	15	21,779	21,779
Accumulated other comprehensive loss	15	2,048	(34,955)
Total deficit		(2,032,892)	(1,702,547)
TOTAL LIABILITIES AND EQUITY		$4,354,805	$3,971,846

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

		For the three months ended June 30,
	Note	2019	2018
REVENUES		$2,209,492	$2,731,793

COST OF REVENUES		(1,851,560)	(2,437,174)

GROSS PROFIT		357,932	294,619

OPERATING EXPENSES
Selling and marketing		(7,227)	(4,720)
General and administrative		(704,446)	(463,900)
Total operating expenses		(711,673)	(468,620)

LOSS FROM OPERATIONS		(353,741)	(174,001)

FINANCE COST, NET		(4,390)	-

OTHER INCOME, (EXPENSE)		(7,005)	13,704

LOSS BEFORE INCOME TAX EXPENSE		(365,136)	(160,297)

INCOME TAX EXPENSE	11	(2,212)	(609)

NET LOSS		(367,348)	(160,906)
Foreign currency translation gain (loss)	15	37,002	74,905
TOTAL COMPREHENSIVE LOSS		$(330,346)	$(86,001)

LOSS PER SHARE
Basic and diluted		(0.00)	(0.00)
Weighted average number of shares outstanding – Basic and diluted		25,346,004	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	For the three months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(367,348)	$(160,906)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	28,699	30,805
Loss on disposal of plant and equipment	3,390	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	50,621	152,271
Inventories	(94,496)	65,636
Advances to suppliers	103,672	8,049
Other receivables	81,656	25,796
Accounts payables	(282,914)	1,243,154
Accrued expenses and other payables	198,354	132,582
Advances from customers	(50,403)	(1,005,399)
Taxes payable	-	(1,923)
Net cash provided by operating activities	$(328,769)	$490,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(90,140)	(25,592)
Net cash used in investing activities	$(90,140)	$(25,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	650,679	294,043
Repayment of related party borrowings	(209,699)	(561,001)
Proceeds from third party borrowings	-	840,670
Repayment of third party borrowings	-	(998,627)
Net cash provided by financing activities	$440,980	$(424,915)

NET DECREASE IN CASH AND CASH EQUIVALENTS	22,071	39,558
Effect of exchange rate changes on cash and cash equivalents	(766)	(2,724)
Cash and cash equivalents, beginning of the period	277,264	264,806
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$298,569	$301,640

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	3,912	-

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	551,117	-

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company incurred net loss of $367,348, $160,906 for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and March 31, 2019, the Company had net current liability of $3,613,751 and $2,871,981, respectively, and a deficit on total equity of $2,032,892 and $1,702,547, respectively.

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

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the period, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

At June 30, 2019, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at June 30, 2019 and March 31, 2019.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three months ended June 30, 2019 and 2018.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at June 30, 2019 and March 31, 2019.

	June 30, 2019	March 31, 2019
Customer A	15%	18%
Customer B	15%	12%
Customer C	10%	10%
Customer D	7%	1%
Customer E	7%	18%

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for both three months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018, approximately 74% and 71% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

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

The Company tested goodwill for impairment as of March 31, 2019 and it was determined that recoverable amount of one of the Company’s reporting units was higher than the carrying amount of the goodwill recorded. Therefore it was concluded that no impairment for goodwill is required. As of June 30, 2019 and March 31, 2019, no carrying amount of goodwill was impaired.

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

There was no impairment of long-lived assets as of June 30, 2019 and March 31, 2019.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of June 30, 2019 and March 31, 2019.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilised, therefore, the Company does not recognize any tax benefits for the three months ended June 30, 2019 & 2018.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended June 30, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense were recorded relating to the Tax Act changes for the three months ended June 30, 2019 and 2018.

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

In September 2018, the Company entered into a credit agreement that provides for an approximately $218,478 (RMB1,500,000) from Dongguan Agricultural Commercial Bank. The pricing on the credit facility is based on LIBOR, as defined by the credit agreement. The floating interest rate may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC. As of June 30, 2019, the balance of the loan amount was $218,478 (RMB 1,500,000) at a fix rate of 6.96% p.a.

(p)	Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, The Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

(q)	Recently issued and adopted accounting pronouncements

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

4.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at June 30, 2019 and March 31 2018 are as follows:

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Accounts receivable	$1,747,868	$1,798,489
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,747,868	$1,798,489

No allowance for doubtful accounts was made for the three months ended June 30, 2019 and 2018.

5.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Qiuying Chen	A spouse of legal representative of DT
Yingping Ding	A legal representative of HSW
Jinlong Huang	A spouse of legal representative of HSW
Xijuan Huang	A spouse of legal representative of HPF

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the years:

Amounts due to related parties	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Zhida Hong	$4,288,990	$3,989,382
Zhongpeng Chen	165,432	169,235
Jinlong Huang	190,688	45,513

	$4,645,110	$4,204,130

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Raw materials	$181,212	$157,382
Work in progress	177,112	160,665
Finished goods	54,219
Total inventories, net	$412,543	$318,047

There is no inventory allowance for the three months ended June 30, 2019 and 2018.

8.	ADVANCES TO SUPPLIERS

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

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Production plant	$69,345	$107,173
Motor vehicles	1,068,945	1,016,818
Office equipment	13,458	14,722
	1,151,748	1,138,713
Less: accumulated depreciation	(424,167)	(444,282)
Plant and equipment, net	$727,581	$694,431

Depreciation expense for the three months ended June 30, 2019 and 2018 was $28,699 and $30,805, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a bank loan agreement with Dongguan Agricultural Commercial Bank to borrow approximately $218,478 (RMB1,500,000) for daily operations with an annual interest rate of 6.96%. The loan is guaranteed free of charge by legal representative of HSW. The principal as of June 30, 2109 was $218,478 (RMB1,500,000), of which $164,000 will be matured in September 2019 and the rest will be matured in November 2019.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2019 and 2018.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2019 and 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019 and 2018.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2019 and 2018.

No deferred taxes were recognized for the three months ended June 30, 2019 and 2018.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Temporary differences not recognized	(0)%	1%
Tax losses not recognized	(26)%	(27)%
Income tax expense	$(1)%	$(66)%

	Three months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$(91,284)	$(40,074)
Temporary differences not recognized	(1,284)	(1,949)
Tax losses not recognized	94,779	42,632
Income tax expense	$2,212	$609

(b)	Value Added Tax (“VAT”)

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

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
Revenues	2019	2018
	(unaudited)	(unaudited)
Manufacturing segment	$551,317	$1,142,490
Service segment	1,658,175	1,589,303
	$2,209,492	$2,731,793

Income from operations by segment for the three months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
Operating income (loss)	2019	2018
	(unaudited)	(unaudited)
Manufacturing segment	$46,217	$12,856
Service segment	(18,311)	(58,543)
Corporate and other	(381,647)	(128,314)
Loss from operations	$(353,741)	$(174,001)
Manufacturing segment	(7,182)	10,988
Service segment	(4,127)	121
Corporate and other	(86)	2,595
Loss before income tax	$(365,136)	$(160,297)
Income tax expense	(2,212)	(609)
Net loss	$(367,348)	$(160,906)

Depreciation and amortization by segment for the three months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
Depreciation	2019	2018
	(unaudited)	(unaudited)
Manufacturing segment	$3,027	$8,246
Service segment	25,672	22,560
	$28,699	$30,805

Total assets by segment at June 30, 2019 and March 31, 2019 are as follows:

Total assets	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Manufacturing segment	$1,182,052	$1,242,335
Service segment	2,305,922	2,253,308
Corporate and other	866,830	476,203
	$4,354,804	$3,971,846

Goodwill by segment at June 30, 2019 and March 31, 2019 is as follows:

Goodwill	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use forecast for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and the implementation of the Company’s strategy. Based on the impairment test of goodwill, the recoverable amount was higher than the carrying amount of the goodwill recorded and it was concluded that no impairment against the amount of goodwill as of June 30, 2019 is necessary.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Lease liabilities – current portion (i)	$378,275	$-
Accrued wages and welfare	85,373	84,677
Other payables	315,172	175,160
	$778,820	$259,837

(i)	Lease liabilities – current portion represents the operating lease liabilities due within next 12 months.

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2019, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of June 30, 2019 and March 31, 2019, the right-of use asset and lease liabilities are as follows:

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
Right-of-use asset – operating leases	$469,957	$-

Lease liabilities – current portion	378,275	-
Lease liabilities – non-current portion	91,682	-
	$469,957	$-

Lease cost

	Three months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating lease cost	56,833	28,010
Short-term lease cost	57,507	-
	$114,340	$28,010

Other information

	Three months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$114,340	$-
Right-of-use assets obtained in exchange for new operating leases liabilities	551,117	-
Weighted average remaining lease term - Operating leases (years)	1.8	-
Weighted average discount rate - Operating leases	4.35%	-

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. As of June 30, 2019 and March 31, 2019, the paid-up statutory reserve was $21,779 & $21,779.

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

17.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices in various cities in the PRC, under operating leases expiring on various dates through 2023. Rent expense for the three months ended June 30, 2019 and 2018 was approximately $114,340 and $28,010, respectively.

Future minimum lease payments for leases with initial or remaining non-cancelable lease terms are as follows:

Within one year	$6,537
Between one and five years	-
$6,537

18.	SUBSEQUENT EVENTS

There is no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2019 and 2018 should be read in conjunction with the attached consolidated unaudited Financial Statements and corresponding notes and our consolidated audited financial statements and related notes for the fiscal year ended March 31, 2019 found in our Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2019, we provide logistic service to over 79 cities in approximately nine provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year of 2020.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, The Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Results of Operations for the three months ended June 30, 2019 and March 31, 2019

The following tables summarize our results of operations for the three months ended June 30, 2019 and 2018. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$2,209,492	100.0%	$2,731,793	100%	$(522,301)	(19.1)%
Cost of revenues	(1,851,560)	(83.8)%	(2,437,174)	(89.2)%	585,614	24.0%
Gross profit	357,932	16.2%	294,619	10.8%	63,313	21.5%
Operating expenses	(711,673)	(32.2)%	(468,620)	(17.2)%	(243,053)	(51.9)%
Loss from operations	(353,741)	(16.0)%	(174,001)	(6.4)%	(179,740)	(103.3)%
Other income, net	(7,005)	0.3%	13,704	0.5%	(20,709)	(151.1)%
Net finance cost	(4,390)	(0.2)%	-	-	(4390)
Income tax expense	(2,212)	(0.1)%	(609)	(0.0)%	(1,603)	(263.2)%
Net loss	$(367,348)	(16.6)%	$(160,906)	(5.9)%	$(206,442)	(128.3)%

Revenue

Revenue generated from our garment manufacturing business contributed $551,317 or 25.0% of our total revenue for the three months ended June 30, 2019. Revenue generated from our garment manufacturing business contributed $1,142,490 or 41.8% of our total revenue for the three months ended June 30, 2018.

Revenue generated from our logistic business contributed $1,658,175 or 75.0% of our total revenue for the three months ended June 30, 2019. Revenue generated from our logistic business contributed $1,589,303 or 58.2% of our total revenue for the three months ended June 30, 2018.

Total revenue for the three months ended June 30, 2019 and 2018 were $2,209,492 and $2,731,793, respectively, a 19.1% decrease compared with the three months ended June 30, 2018. The decrease was mainly because the combine of market decline in both garment business and logistic business. Holding companies, YX and QYTG did not have consulting service income in the three months ended June 30. 2019. One of the subsidiaries, HSW, was moving its factories which resulted in a decrease of order accepted. XKJ managed to develop new clients and brought more revenue.

Cost of revenue

	Three Months Ended June 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$551,317	100.0%	$1,142,490	100%	$(591,173)	(51.7)%
Raw materials	376,486	68.3%	922,080	80.7%
Labor	53,520	9.7%	117,186	10.3%
Other and Overhead	19,596	3.6%	13,155	1.1%
Total cost of revenue for garment manufacturing	449,602	81.6%	1,052,421	92.1%	(602,819)	(57.3)%
Gross profit for garment manufacturing	101,715	18.4%	90,069	7.9%	11,646	12.9%
Net revenue for logistic service	1,658,175	100.0%	1,589,303	100.0%	68,872	4.3%
Fuel, toll and other cost of logistic service	564,507	34.0%	619,860	39.0%
Subcontracting fees	837,451	50.5%	764,893	48.1%
Total cost of revenue for logistic service	1,401,958	84.5%	1,384,753	87.1%	17,205	1.2%
Gross Profit for logistic service	256,217	15.5%	204,550	12.9%	51,667	25.3%
Total cost of revenue	$1,851,560	83.8%	$2,437,174	89.2%	$(585,614)	(24.0)%
Gross profit	$357,932	16.2%	$294,619	10.8%	$63,313	21.5%

Cost of revenue for our manufacturing segment for the three months ended June 30, 2019 and 2018 was $449,602 and $1,052,421, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended June 30, 2019 and 2018 was $1,401,958 and $1,384,753, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 73.8% and 71.2% of raw materials purchases for the three months ended June 30, 2019 and 2018, respectively. One and two suppliers provided more than 10% of our raw materials purchases for the three months ended Juen 30, 2019 and 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 36.2% and 41.7% of total cost of revenues for our service segment for the three months ended June 30, 2019 and 2018, respectively. The percentage dropped as we used more subcontractors than last year. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 68.3 % of our total manufacturing business revenue in the three months ended June 30, 2019, compared with 80.7% in the three months ended June 30, 2018. The decrease in percentages was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 9.7% of our total manufacturing business revenue in the three months ended June 30, 2019, compared with 10.3% in the three months ended June 30, 2018.

Overhead and other expenses for our manufacturing business accounted for 3.6% of our total manufacturing business revenue for the three months ended June 30, 2019, compared with 1.1% of total manufacturing business revenue for the three months ended June 30, 2018.

Fuel, toll and other costs for our service business for the three months ended June 30, 2019 were $564,507 compared with $619,860 for the three months ended June 30, 2018. Fuel, toll and other costs for our service business accounted for 34.0% of our total service revenue for the three months ended June 30, 2019, compared with 39.0% for the three months ended June 30, 2018. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the three months ended June 30, 2019 increased 9.5% to $837,451 from $764,893 for the three months ended June 30, 2018. Subcontracting fees accounted for 50.5% and 48.1% of our total service business revenue in the three months ended June 30, 2019 and 2018, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the three months ended June 30, 2019 was $1,851,560, a 24.0% decrease from $2,437,174 for the three months ended June 30, 2018. Total cost of sales as a percentage of total sales for the three months ended June 30, 2019 was 83.8%, compared with 89.2% for the three months ended June 30, 2018. Gross margin for the three months ended June 30, 2019 was 16.2% compared with 10.8% for the three months ended June 30, 2018.

Gross profit

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Gross profit	$357,932	100%	$294,619	100%	63,313	21.5%
Operating expenses:
Selling expenses	(7,227)	(2.0)%	(4,720)	(1.6)%	(2,507)	(53.1)%
General and administrative expenses	(704,446)	(196.8)%	(463,900)	(157.5)%	(240,546)	(51.9)%
Total	$(711,673)	(198.8)%	$(468,620)	(159.1)%	(243,053)	(51.9)
Loss from operations	$(353,741)	(98.8)%	$(174,001)	(59.1)%	(179,740)	(103.3)%

Manufacturing business gross profit for the three months ended June 30, 2019 was $101,715 compared with $90,069 for the three months ended June 30, 2018. Gross profit accounted for 18.4% of our total manufacturing business revenue for the three months ended June 30, 2019, compared with 7.9% for the three months ended June 30, 2018.

Gross profit in our service business for the three months ended June 30, 2019 was $256,217 and gross margin was 15.5%. Gross profit in our service business for the three months ended June 30, 2018 was $204,550 and gross margin was 12.9%.

The increase in gross margin was due to our focus on high margin customers, implementation of cost cutting measures and the effective control on our costs during the period and out-sourced part of the low margin businesses

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended June 30, 2019 and 2018 was $7,227 and $4,720, respectively. Our selling expenses in our service segment for the three months ended June 30, 2019 and 2018 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended June 30, 2019 increased 53.1% to $7,227 from $4,720 for the three months ended June 30, 2018.

Our general and administrative expenses in our manufacturing segment for the three months ended June 30, 2019 and 2018 was $48,271 and $72,492, respectively. Our general and administrative expenses in our service segment, for the three months ended June 30, 2019 and 2018 was $274,528 and $263,094, respectively. Our general and administrative expenses in our corporate office for the three months ended June 30, 2019 and 2018 was $381,647 and $144,336, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2019 increased 51.9% to $704,446 from $463,900 for the three months ended June 30, 2018. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Loss from operations

Loss from operations for the three months ended June 30, 2019 and 2018 was $353,741 and $174,001, respectively. Income from operations of $46,217 and $12,856 was attributed from our manufacturing segment for the three months ended June 30, 2019 and 2018, respectively. Loss from operations of $18,311 and $58,543 was attributed from our service segment for the three months ended June 30, 2019 and 2018, respectively. We incurred a loss from operations in corporate office of $381,647 and $128,314 for the three months ended June 30, 2019 and 2018, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2019 and 2018 was $2,212 and $609, respectively, a 263.2% increase compared to 2018. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2019 and 2018.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in YX has been made it had no taxable income for the three months ended June 30, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2019 and 2018.

Net Loss

We incurred a net loss of $367,348 and $160,906 for the three months ended June 30, 2019 and 2018, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended June 30, 2019 and 2018, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2019 and 2018 is as follow:

	2019	2018
	(In U.S. dollars)
Net cash used by operating activities	$(328,769)	$490,065
Net cash used in investing activities	$(90,140)	$(25,592)
Net cash (used in) provided by financing activities	$440,980	$(424,915)

Net cash used in operating activities consist of net loss of $367,348, increased by depreciation of $28,699, loss on disposal of property and equipment of $3,390 and reduced by increase in change of operating assets and liabilities of $6,490. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $90,140.

Net cash provided by financing activities consist of repayment of related party borrowings of $209,699 and we received related party proceeds of $650,679.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019, we had cash on hand of $298,569, total current assets of $2,682,264 and current liabilities of $6,296,015. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2019, the market foreign exchange rate had increased to RMB 6.87 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the three months ended June 30, 2019 and 2018 was $37,002 and $74,905, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addentax Group Corp.

Date: August 14, 2019	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

