Form 10-Q/A
period 2019-06-30
ADDENTAX GROUP CORP.
filed 2019-08-16
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of Addentax Group Corp. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addentax Group Corp.

Date: August 16, 2019	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 16, 2019	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

4