Form 10-Q
period 2019-09-30
ADDENTAX GROUP CORP.
filed 2019-11-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 14, 2019, there were 25,346,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the quarterly period ended September 30, 2019 and 2018

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND MARCH 31, 2019 (AUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	September 30, 2019	March 31, 2019
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$268,391	$277,264
Accounts receivables, net	4	1,656,480	1,798,489
Inventories, net	7	338,999	318,047
Other receivables	5	177,676	178,128
Advances to suppliers	8	295,441	230,484
Total current assets		2,736,987	2,802,412

NON-CURRENT ASSETS
Plant and equipment, net	9	677,699	694,431
Goodwill		475,003	475,003
Operating lease right of use asset	14	1,989,172	-
Total non-current assets		3,141,874	1,169,434
TOTAL ASSETS		$5,878,861	$3,971,846

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	10	$349,706	$223,502
Accounts payable		659,874	884,251
Amount due to related parties	6	4,882,288	4,204,130
Advances from customers		4,417	102,673
Accrued expenses and other payables	13	731,297	259,837
Total current liabilities		6,627,582	5,674,393

NON-CURRENT LIABILITIES
Operating lease liability, net of current portion	14	1,533,943	-
Total non-current liabilities		1,533,943	-
TOTAL LIABILITIES		$8,161,525	$5,674,393

COMMITMENTS AND CONTINGENCIES	17

EQUITY
Common stock ($0.001 par value, 25,346,004 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively)		$25,346	$25,346
Additional paid-in capital		61,050	61,050
Retained earnings		(2,465,040)	(1,775,767)
Statutory reserve	15	21,779	21,779
Accumulated other comprehensive loss	15	74,201	(34,955)
Total deficit		(2,282,664)	(1,702,547)
TOTAL LIABILITIES AND EQUITY		$5,878,861	$3,971,846

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three months ended September 30,		Six months ended September 30,
	Note	2019	2018	2019	2018
REVENUES		$1,945,002	$2,834,812	$4,154,494	$5,566,605

COST OF REVENUES		(1,624,083)	(2,153,235)	(3,475,643)	(4,590,409)

GROSS PROFIT		320,919	681,577	678,851	976,196

OPERATING EXPENSES
Selling and marketing		(3,639)	(4,990)	(10,866)	(9,710)
General and administrative		(626,647)	(539,696)	(1,331,094)	(1,003,596)
Total operating expenses		(630,286)	(544,686)	(1,341,960)	(1,013,306)

(LOSS) INCOME FROM OPERATIONS		(309,367)	136,891	(663,109)	(37,110)

FINANCE COST, NET		(7,892)	-	(12,280)	-

OTHER INCOME, (EXPENSE)		(3,814)	3,286	(10,820)	16,990

(LOSS) INCOME BEFORE INCOME TAX EXPENSE		(321,073)	140,177	(686,209)	(20,120)

INCOME TAX EXPENSE	11	(852)	(3,880)	(3,064)	(4,489)

NET (LOSS) INCOME		(321,925)	136,297	(689,273)	(24,609)
Foreign currency translation gain	15	74,201	49,162	109,156	124,067
TOTAL COMPREHENSIVE (LOSS) INCOME		$(247,724)	$185,459	(580,117)	99,458

LOSS PER SHARE
Basic and diluted		(0.00)	0.00	(0.00)	(0.00)
Weighted average number of shares outstanding – Basic and diluted		25,346,004	25,346,004	25,346,004	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Six months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(689,273)	$(24,609)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	56,630	60,043
Loss on disposal of plant and equipment	3,342	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	142,009	1,502,898
Inventories	(20,952)	115,704
Advances to suppliers	(64,957)	(223,479)
Other receivables	452	1,665,567
Accounts payables	(224,377)	(828,665)
Accrued expenses and other payables	13,514	170,112
Advances from customers	(98,256)	(1,501,846)
Taxes payable	-	(2,221)
Net cash (used in) provided by operating activities	$(881,868)	$933,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(95,445)	(57,668)
Net cash used in investing activities	$(95,445)	$(57,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	1,268,124	4,922,447
Repayment of related party borrowings	(443,356)	(5,782,249)
Proceeds from third party borrowings	-	75,948
Repayment of third party borrowings	-	(127,395)
Proceeds from bank borrowings	461,151	160,168
Repayment of bank borrowings	(316,589)
Net cash provided by (used in) financing activities	$969,330	$(751,801)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,983)	124,755
Effect of exchange rate changes on cash and cash equivalents	(890)	(12,598)
Cash and cash equivalents, beginning of the period	277,264	264,806
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$268,391	$376,963

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	7,706	-
Cash paid during the period for income tax	3,064	6,710
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	1,901,008	-

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE OF EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive income	Total Equity

BALANCE AT MARCH 31, 2019	25,346,004	25,346	61,050	(1,775,767)	21,779	(34,955)	(1,702,547)

Foreign currency translation	-	-	-	-	-	37,003	37,003
Net loss for the period	-	-	-	(367,348)	-	-	(367,348)
BALANCE AT JUNE 30, 2019	25,346,004	25,346	61,050	(2,143,115)	21,779	2,048	(2,032,892)

Foreign currency translation	-	-	-	-	-	72,153	72,153
Net loss for the period	-	-	-	(321,925)	-	-	(321,925)
BALANCE AT SEPTEMBER 30, 2019	25,346,004	25,346	61,050	(2,465,040)	21,779	74,201	(2,282,664)

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

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

The Company incurred net (loss) income of $(321,925), $136,297 for the three months ended September 30, 2019 and 2018, respectively, and $(689,273), $(24,609) for the six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and March 31, 2019, the Company had net current liability of $3,890,595 and $2,871,981, respectively, and a deficit on total equity of $2,282,664 and $1,702,547, respectively.

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

At September 30, 2019, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at September 30, 2019 and March 31, 2019.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and six months ended September 30, 2019 and 2018.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at September 30, 2019 and March 31, 2019.

	September 30, 2019	March 31, 2019
Customer A	19%	18%
Customer B	16%	10%
Customer C	11%	12%
Customer D	11%	12%
Customer E	7%	0%

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for both three and six months ended September 30, 2019 and 2018.

During the three and six months ended September 30, 2019 and 2018, approximately 88%, 75%, 70% and 57% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

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

The Company tested goodwill for impairment as of March 31, 2019 and it was determined that recoverable amount of one of the Company’s reporting units was higher than the carrying amount of the goodwill recorded. Therefore it was concluded that no impairment for goodwill is required. As of September 30, 2019 and March 31, 2019, no carrying amount of goodwill was impaired.

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

There was no impairment of long-lived assets as of September 30, 2019 and March 31, 2019.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of September 30, 2019 and March 31, 2019.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilised, therefore, the Company does not recognize any tax benefits for the three and six months ended September 30, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended September 30, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense were recorded relating to the Tax Act changes for the three and six months ended September 30, 2019 and 2018.

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

Our exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2019, our total outstanding borrowings amounted to $349,706 (RMB2,500,000) with various interest rates from 4.84% to 6.96%. (Note 10)

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

(q)	Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of September 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $2.0 million on its consolidated financial statements for the period ended September 30, 2019.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at September 30, 2019 and March 31 2019 are as follows:

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Accounts receivable	$1, 656,480	$1,798,489
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,656,480	$1,798,489

No allowance for doubtful accounts was made for the three and six months ended September 30, 2019 and 2018.

5.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of September 30, 2019 and March 31, 2019:

Amounts due to related parties	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Zhida Hong	$4,580,422	$3,989,382
Zhongpeng Chen	158,878	169,235
Jinlong Huang	129,475	45,513
Dewu, Huang	13,513	-
	$4,882,288	$4,204,130

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Raw materials	$227,194	$157,382
Work in progress	62,321	160,665
Finished goods	49,484	-
Total inventories, net	$338,999	$318,047

There is no inventory allowance for the three and six months ended September30, 2019 and 2018.

8.	ADVANCES TO SUPPLIERS

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

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Production plant	$66,598	$107,173
Motor vehicles	1,026,598	1,016,818
Office equipment	19,283	14,722
	1,112,479	1,138,713
Less: accumulated depreciation	(434,780)	(444,282)
Plant and equipment, net	$677,699	$694,431

Depreciation expense for the three and six months ended September 30, 2019 and 2018 was $27,931 and $56,630, $29,238 and $60,043, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a facility agreement with Dongguan Agricultural Commercial Bank and obtained a line of credit, which allows the Company to borrow up to approximately $218,478 (RMB1,500,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2019, the Company has borrowed $218,478(RMB1,500,000) under this line of credit with fixed interest rate of 6.96% per annum. The line of credit is fully used. The outstanding loan balance will be due in September 2020.

In August 2019, HSW entered into a new facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $142,560 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2019, the Company has borrowed $142,560 (RMB1,000,000) under this line of credit with various annual interest rates from 4.84% to 4.9%. The line of credit is fully used. The outstanding loan balance will be due in July 2020.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2019 and 2018.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and six months ended September 30, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF and DT were subject to an EIT rate of 25% in 2019 and 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019 and 2018.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2019 and 2018.

No deferred taxes were recognized for the three and six months ended September 30, 2019 and 2018.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%	25%	25%
Computed expected expenses	(80,268)	35,044	(171,552)	(5,030)
Temporary differences not recognized	10,370	(84,214)	9,086	(86,163)
Tax losses not recognized	70,750	53,050	165,530	95,682
Income tax expense	$852	$3,880	$3,064	$4,489

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Manufacturing segment	322,131	887,165	873,448	2,029,656
Service segment	1,622,871	1,947,646	3,281,046	3,536,949
	$1,945,002	$2,834,812	$4,154,494	$5,566,605

Income from operations by segment for the three and six months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating income (loss)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Manufacturing segment	$(16,682)	$8,270	$29,535	$21,126
Service segment	26,027	351,334	7,716	292,791
Corporate and other	(318,712)	(222,713)	(700,360)	(351,027)
Income (loss) from operations	$(309,367)	$136,891	$(663,109)	$(37,110)
Manufacturing segment	(12,102)	2,365	(19,284)	13,353
Service segment	420	533	(3,707)	654
Corporate and other	(24)	388	(109)	2,983
Income (loss) before income tax	$(321,073)	140,177	(686,209)	(20,120)
Income tax expense	(852)	(3,880)	(3,064)	(4,489)
Net income (loss)	$(321,925)	$136,297	$(689,273)	$(24,609)

Depreciation and amortization by segment for the three and six months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Manufacturing segment	2,763	6,504	5,790	14,750
Service segment	25,168	22,734	50,840	45,293
	$27,931	$29,238	$56,630	$60,043

Total assets by segment at September 30, 2019 and March 31, 2019 are as follows:

Total assets	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Manufacturing segment	$1,145,613	$1,242,335
Service segment	2,211,333	2,253,308
Corporate and other	2,521,914	476,203
	$5,878,860	$3,971,846

Goodwill by segment at September 30, 2019 and March 31, 2019 is as follows:

Goodwill	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use forecast for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and the implementation of the Company’s strategy. Based on the impairment test of goodwill, the recoverable amount was higher than the carrying amount of the goodwill recorded and it was concluded that no impairment against the amount of goodwill as of September 30, 2019 is necessary.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Lease liabilities – current portion (i)	$455,229	$-
Accrued wages and welfare	74,936	84,677
Other payables	201,132	175,160
	$731,297	$259,837

(i)	Lease liabilities – current portion represents the operating lease liabilities due within next 12 months.

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2019, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of September 30, 2019 and March 31, 2019, the right-of use asset and lease liabilities are as follows:

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
Right-of-use asset – operating leases	$1,989,172	$-

Lease liabilities – current portion	455,229	-
Lease liabilities – non-current portion	1,533,943	-
	$1,989,172	$-

Lease cost

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease cost	142,779	26,497	199,612	54,507
Short-term lease cost	6,278	-	63,785	-
	$149,057	$26,497	263,397	54,507

Other information

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$149,057	$-	$263,397	$-
Right-of-use assets obtained in exchange for new operating leases liabilities	1,633,055	-	1,901,008	-
Weighted average remaining lease term - Operating leases (years)	4.7	-	4.7	-
Weighted average discount rate - Operating leases	4.35%	-	4.35%	-

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The paid-up statutory reserve was $21,779 as of September 30, 2019 and March 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2019 and 2018 should be read in conjunction with the attached consolidated unaudited Financial Statements and corresponding notes and our consolidated audited financial statements and related notes for the fiscal year ended March 31, 2019 found in our Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2019, we provide logistic service to over 79 cities in approximately nine provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year of 2020.

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

Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of September 30, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $2.0 million on its consolidated financial statements for the period ended September 30, 2019.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended September 30, 2019 and 2018

The following tables summarize our results of operations for the three months ended September 30, 2019 and 2018. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$1,945,002	100.0%	$2,834,812	100%	$(889,810)	(31.4)%
Cost of revenues	(1,624,083)	(83.5)%	(2,153,235)	(76.0)%	529,152	24.6%
Gross profit	320,919	16.5%	681,577	24.0%	(360,658)	(52.9)%
Operating expenses	(630,286)	(32.4)%	(544,686)	(19.2)%	(85,600)	(15.7)%
(Loss) income from operations	(309,367)	(15.9)%	136,891	4.8%	(446,258)	(326.0)%
Other income, net	(3,814)	(0.2)%	3,286	0.1%	(7,100)	(216.1)%
Net finance cost	(7,892)	(0.4)%	-	-	(7,892)
Income tax expense	(852)	(0.0)%	(3,880)	(0.1)%	(3,028)	(78.0)%
Net (loss) income	$(321,925)	(16.6)%	$136,297	4.8%	$(458,222)	336.2%

Revenue

Revenue generated from our garment manufacturing business contributed $322,131 or 16.6% of our total revenue for the three months ended September 30, 2019. Revenue generated from our garment manufacturing business contributed $887,165 or 31.3% of our total revenue for the three months ended September 30, 2018.

Revenue generated from our logistic business contributed $1,622,871 or 83.4% of our total revenue for the three months ended September 30, 2019. Revenue generated from our logistic business contributed $1, 947,647 or 68.7% of our total revenue for the three months ended September 30, 2018.

Total revenue for the three months ended September 30, 2019 and 2018 were $1,945,002 and $2,834,812, respectively, a 31.4% decrease compared with the three months ended September 30, 2018. The decrease was mainly because the orders were decrease due to combine of market decline in both garment business and logistic business. Holding companies, YX and QYTG did not have consulting service income in the three months ended September 30. 2019. One of the subsidiaries, HSW, was moving its factories which resulted in a decrease of order accepted.

Cost of revenue

	Three Months Ended September 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$322,131	100.0%	$887,165	100%	$(565,034)	(63.7)%
Raw materials	228,567	71.0%	725,756	81.9%	(497,189)	(68.5)%
Labor	47,393	14.7%	64,261	7.2%	(16,868)	(26.2)%
Other and Overhead	12,462	3.9%	16,883	1.9%	(4,421)	(26.2)%
Total cost of revenue for garment manufacturing	288,422	89.5%	806,900	91.0%	(518,478)	(64.3)%
Gross profit for garment manufacturing	33,709	10.5%	80,265	9.0%	(46,556)	(58.0)%
Net revenue for logistic service	1,622,871	100.0%	1,947,647	100%	(324,776)	(16.7)%
Fuel, toll and other cost of logistic service	356,780	22.0%	607,088	31.1%	(250,308)	(41.2)%
Subcontracting fees	978,881	60.3%	739,247	38.0%	239,634	32.4%
Total cost of revenue for logistic service	1,335,661	82.3%	1,346,335	69.1%	(10,674)	(0.8)%
Gross Profit for logistic service	287,210	17.7%	601,312	30.9%	(314,102)	(52.2)%
Total cost of revenue	$1,624,083	83.5%	$2,153,235	76.0%	$(529,152)	(24.6)%
Gross profit	$320,919	16.5%	$681,577	24.0%	$(360,658)	(52.9)%

Cost of revenue for our manufacturing segment for the three months ended September 30, 2019 and 2018 was $288,422 and $806,900, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended September 30, 2019 and 2018 was $1,335,661 and $1,346,335, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 88.4% and 70.2% of raw materials purchases for the three months ended September 30, 2019 and 2018, respectively. Three and two suppliers provided more than 10% of our raw materials purchases for the three months ended September 30, 2019 and 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 24.2% and 50.5% of total cost of revenues for our service segment for the three months ended September 30, 2019 and 2018, respectively. The percentage dropped as we used more subcontractors than last year. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 71.0% of our total manufacturing business revenue in the three months ended September 30, 2019, compared with 81.9% in the three months ended September 30, 2018. The decrease in percentages was mainly because we reduced the raw material costs by introducing some new suppilers with lower raw material purchase costs.

Labor costs for our manufacturing business were 14.7% of our total manufacturing business revenue in the three months ended September 30, 2019, compared with 7.2% in the three months ended September 30, 2018. The increase in percentages was mainly because of the decrease of raw materials costs resulting in increase of percentage of labor costs.

Overhead and other expenses for our manufacturing business accounted for 3.9% of our total manufacturing business revenue for the three months ended September 30, 2019, compared with 1.9% of total manufacturing business revenue for the three months ended September 30, 2018.

Fuel, toll and other costs for our service business for the three months ended September 30, 2019 were $356,780 compared with $607,088 for the three months ended September 30, 2018. Fuel, toll and other costs for our service business accounted for 22.0% of our total service revenue for the three months ended September 30, 2019, compared with 31.1% for the three months ended September 30, 2018. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the three months ended September 30, 2019 increased 32.4% to $978,881 from $739,247 for the three months ended September 30, 2018. Subcontracting fees accounted for 60.3% and 38.0% of our total service business revenue in the three months ended September 30, 2019 and 2018, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the three months ended September 30, 2019 was $1,624,083, a 24.6% decrease from $2,153,235 for the three months ended September 30, 2018. Total cost of sales as a percentage of total sales for the three months ended September 30, 2019 was 83.5%, compared with 76.0% for the three months ended September 30, 2018. Gross margin for the three months ended September 30, 2019 was 16.5 % compared with 24.0% for the three months ended September 30, 2018.

Gross profit

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Gross profit	$320,919	100%	$681,577	100%	(360,658)	(52.9)%
Operating expenses:
Selling expenses	(3,639)	(1.1)%	(4,990)	(0.7)%	1,351	27.1%
General and administrative expenses	(626,647)	(195.3)%	(539,696)	(79.2)%	(86,951)	(16.1)%
Total	$(630,286)	(196.4)%	$(544,686)	(79.9)%	(85,600)	(15.7)%
Loss from operations	$(309,367)	(96.4)%	$136,891	20.1%	(446,258)	(326.0)%

Manufacturing business gross profit for the three months ended September 30, 2019 was $33,709 compared with $80,265 for the three months ended September 30, 2018. Gross profit accounted for 10.5% of our total manufacturing business revenue for the three months ended September 30, 2019, compared with 9% for the three months ended September 30, 2018.

Gross profit in our service business for the three months ended September 30, 2019 was $287,210 and gross margin was 17.7%. Gross profit in our service business for the three months ended September 30, 2018 was $601,312 and gross margin was 30.9%.

The decrease in gross margin was mainly due to increase of unit fuel cost and subcontracting fee in the quarter while unit price of service revenue remained mostly the same. Moreover, the portion of fuel cost of empty return trucks and cost of containers were relatively high compared with the slowed down revenue, which made the gross margin decrease as well.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended September 30, 2019 and 2018 was $3,639 and $4,990, respectively. Our selling expenses in our service segment for the three months ended September 30, 2019 and 2018 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended September 30, 2019 decreased 27.1% to $3,639 from $4,990 for the three months ended September 30, 2018.

Our general and administrative expenses in our manufacturing segment for the three months ended September 30, 2019 and 2018 was $46,752 and $67,005, respectively. Our general and administrative expenses in our service segment, for the three months ended September 30, 2019 and 2018 was $261,183 and $249,978, respectively. Our general and administrative expenses in our corporate office for the three months ended September 30, 2019 and 2018 was $318,713 and $222,713, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended September 30, 2019 increased 16.1% to $626,647 from $539,696 for the three months ended September 30, 2018. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements, new office rental expense, overseas traveling expense and expense of General Meetings.

(Loss) income from operations

(Loss) income from operations for the three months ended September 30, 2019 and 2018 was $(309,367) and $136,891, respectively. (Loss) Income from operations of $(16,681) and $8,270 was attributed from our manufacturing segment for the three months ended September 30, 2019 and 2018, respectively. Income from operations of $26,027 and $351,334 was attributed from our service segment for the three months ended September 30, 2019 and 2018, respectively. We incurred a loss from operations in corporate office of $(318,712) and $(222,713) for the three months ended September 30, 2019 and 2018, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2019 and 2018 was $852 and $3,880, respectively, a 78% decrease compared to 2018. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2019 and 2018.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in YX has been made it had no taxable income for the three months ended September 30, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2019 and 2018.

Net Loss

We incurred a net loss of $321,925 and a net income of $136,297 for the three months ended September 30, 2019 and 2018, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations for the six months ended September 30, 2019 and 2018

The following tables summarize our results of operations for the six months ended September 30, 2019 and 2018. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended September 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$4,154,494	100.0%	$5,566,605	100%	$(1,412,111)	(25.4)%
Cost of revenues	(3,475,643)	(83.7)%	(4,590,409)	(82.5)%	1,114,766	24.3%
Gross profit	678,851	16.3%	976,196	17.5%	(297,345)	(30.5)%
Operating expenses	(1,341,960)	(32.3)%	(1,013,306)	(18.2)%	(328,653)	(32.4)%
Loss from operations	(663,109)	(15.3)%	(37,110)	(0.7)%	(625,998)	(1,686.9)%
Other income, net	(10,820)	(0.3)%	16,990	0.3%	(27,810)	(163.7)%
Net finance cost	(12,280)	(0.3)%	-	-	(12,280)
Income tax expense	(3,064)	(0.1)%	(4,489)	(0.1)%	1,425	31.7%
Net (loss) income	$(689,273)	(16.6)%	$(24,609)	(0.4)%	$(689,273)	2700.9%

Revenue

Revenue generated from our garment manufacturing business contributed $873,448 or 21.0% of our total revenue for the six months ended September 30, 2019. Revenue generated from our garment manufacturing business contributed $2,029,655 or 36.5% of our total revenue for the six months ended September 30, 2018.

Revenue generated from our logistic business contributed $3,281,046 or 79.0% of our total revenue for the six months ended September 30, 2019. Revenue generated from our logistic business contributed $3,536,950 or 63.5% of our total revenue for the six months ended September 30, 2018.

Total revenue for the six months ended September 30, 2019 and 2018 were $4,154,494 and $5,566,605, respectively, a 25.4% decrease compared with the six months ended September 30, 2018. The decrease was mainly because the decrease of orders due to combine of market decline in both garment business and logistic business. Holding companies, YX and QYTG did not have consulting service income in the six months ended September 30. 2019. One of the subsidiaries, HSW, was moving its factories which resulted in a decrease of order accepted.

Cost of revenue

	Six Months Ended September 30,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$873,448	100%	$2,029,655	100%	$(1,156,207)	(57.0)%
Raw materials	605,053	69.3%	1,647,836	81.2%	(1,042,783)	(63.3)%
Labor	100,913	11.6%	181,447	8.9%	(80,534)	(44.4)%
Other and Overhead	32,058	3.7%	30,038	1.5%	2,020	6.7%
Total cost of revenue for garment manufacturing	738,024	84.5%	1,859,321	91.6%	(1,121,297)	(60.3)%
Gross profit for garment manufacturing	135,424	15.5%	170,334	8.4%	(34,910)	(20.5)%
Net revenue for logistic service	3,281,046	100%	3,536,950	100%	(255,904)	(7.2)%
Fuel, toll and other cost of logistic service	921,287	28.1%	1,226,948	34.7%	(305,661)	(24.9)%
Subcontracting fees	1,816,332	55.4%	1,504,140	42.5%	312,192	20.8%
Total cost of revenue for logistic service	2,737,619	83.4%	2,731,088	77.2%	6,531	0.2%
Gross Profit for logistic service	543,427	16.6%	805,862	22.8%	(262,435)	(32.6)%
Total cost of revenue	$3,475,643	83.7%	$4,590,409	82.5%	$(1,114,766)	(24.3)%
Gross profit	$678,851	16.3%	$976,196	17.5%	$(297,345)	(30.5)%

Cost of revenue for our manufacturing segment for the six months ended September 30, 2019 and 2018 was $738,024 and $1,859,321, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the six months ended September 30, 2019 and 2018 was $2,737,619 and $2,731,088, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 74.5% and 56.5% of raw materials purchases for the six months ended September 30, 2019 and 2018, respectively. Three suppliers provided more than 10% of our raw materials purchases for the six months ended September 30, 2019 and 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 17.0% and 31.5% of total cost of revenues for our service segment for the six months ended September 30, 2019 and 2018, respectively. The percentage dropped as we used more subcontractors than last year. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 69.3% of our total manufacturing business revenue in the six months ended September 30, 2019, compared with 81.2% in the six months ended September 30, 2018. The decrease in percentages was mainly because we reduced the raw material costs by introducing some new suppilers with lower raw material purchase costs.

Labor costs for our manufacturing business were 11.6% of our total manufacturing business revenue in the six months ended September 30, 2019, compared with 8.9% in the six months ended September 30, 2018. The increase in percentages was mainly because of the decrease of raw materials costs resulting in increase of percentage of labor costs.

Overhead and other expenses for our manufacturing business accounted for 3.7% of our total manufacturing business revenue for the six months ended September 30, 2019, compared with 1.5% of total manufacturing business revenue for the six months ended September 30, 2018.

Fuel, toll and other costs for our service business for the six months ended September 30, 2019 were $921,287 compared with $1,226,948 for the six months ended September 30, 2018. Fuel, toll and other costs for our service business accounted for 28.1% of our total service revenue for the six months ended September 30, 2019, compared with 34.7% for the six months ended September 30, 2018. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the six months ended September 30, 2019 increased 20.8% to $1,816,332 from $1,504,140 for the six months ended September 30, 2018. Subcontracting fees accounted for 55.4% and 42.5% of our total service business revenue in the six months ended September 30, 2019 and 2018, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks.

Total cost of revenue for the six months ended September 30, 2019 was $3,475,643, a 24.3% decrease from $4,590,409 for the six months ended September 30, 2018. Total cost of sales as a percentage of total sales for the six months ended September 30, 2019 was 83.7%, compared with 82.5% for the six months ended September 30, 2018. Gross margin for the six months ended September 30, 2019 was 16.3% compared with 17.5% for the six months ended September 30, 2018.

Gross profit

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Gross profit	$678,851	100%	$976,196	100%	(297,345)	(30.5)%
Operating expenses:
Selling expenses	(10,866)	(1.6)%	(9,710)	(1.0)%	(1,156)	(11.9)%
General and administrative expenses	(1,331,093)	(196.1)%	(1,003,596)	(102.8)%	(327,497)	(32.6)%
Total	$(1,341,959)	(197.7)%	$(1,013,306)	(103.8)%	(328,653)	(32.4)%
Loss from operations	$(663,108)	(97.7)%	$(37,110)	(3.8)%	(625,998)	(1686.9)%

Manufacturing business gross profit for the six months ended September 30, 2019 was $135,424 compared with $170,334 for the six months ended September 30, 2018. Gross profit accounted for 15.5% of our total manufacturing business revenue for the six months ended September 30, 2019, compared with 8.4% for the six months ended September 30, 2018.

Gross profit in our service business for the six months ended September 30, 2019 was $543,427 and gross margin was 16.6%. Gross profit in our service business for the six months ended September 30, 2018 was $805,862 and gross margin was 22.8%.

The decrease in gross margin was mainly due to increase of unit fuel cost and subcontracting fee in the second quarter while unit price of service revenue remained mostly the same. Moreover, the portion of fuel cost of empty return trucks and cost of containers were relatively high compared with the slowed down revenue, which made the gross margin decrease as well. In XKJ, cost increased faster than the increase of service revenue mainly due to the increase of fuel cost of long distance transportation and subcontractor fee.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the six months ended September 30, 2019 and 2018 was $10,866 and $9,710, respectively. Our selling expenses in our service segment for the six months ended September 30, 2019 and 2018 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the six months ended September 30, 2019 increased 11.9% to $10,866 from $9,710 for the six months ended September 30, 2018.

Our general and administrative expenses in our manufacturing segment for the six months ended September 30, 2019 and 2018 was $95,023 and $139,497, respectively. Our general and administrative expenses in our service segment, for the six months ended September 30, 2019 and 2018 was $535,711 and $513,072, respectively. Our general and administrative expenses in our corporate office for the six months ended September 30, 2019 and 2018 was $700,360 and $351,027, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2019 increased 32.6% to $1,331,093 from $1,003,596 for the six months ended September 30, 2018. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements, new office rental expense, overseas travelling expense and expense of General Meetings.

Loss from operations

Loss from operations for the six months ended September 30, 2019 and 2018 was $663,108 and $37,110, respectively. Income from operations of $29,535 and $21,126 was attributed from our manufacturing segment for the six months ended September 30, 2019 and 2018, respectively. Income from operations of $7,716 and $292,791 was attributed from our service segment for the six months ended September 30, 2019 and 2018, respectively. We incurred a loss from operations in corporate office of $700,360 and $351,027 for the six months ended September 30, 2019 and 2018, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2019 and 2018 was $3,064 and $4,489, respectively, a 31.7% decrease compared to 2018. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2019 and 2018.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in YX has been made it had no taxable income for the six months ended September 30, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF and DT were subject to an EIT rate of 25% in 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the six months ended September 30, 2019 and 2018.

Net Loss

We incurred a net loss of $689,273 and $24,609 for the six months ended September 30, 2019 and 2018, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the six months ended September 30, 2019 and 2018, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2019 and 2018 is as follow:

	2019	2018
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(881,868)	$933,504
Net cash used in investing activities	$(95,445)	$(57,668)
Net cash provided by (used in) financing activities	$969,330	$(751,801)

Net cash used in operating activities consist of net loss of $689,273, increased by depreciation of $56,630, loss on disposal of property and equipment of $3,342 and reduced by increase in change of operating assets and liabilities of $252,567. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $95,445.

Net cash provided by financing activities consist of proceeds from bank borrowing of $144,562, repayment of related party borrowings of $443,356 and we received related party proceeds of $1,268,124.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2019, we had cash on hand of $268,391, total current assets of $2,736,987 and current liabilities of $6,627,582. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2019, the market foreign exchange rate had increased to RMB 7.149 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the three and six months ended September 30, 2019 and 2018 was $72,153, $109,156, $49,162 and $124,067, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Addentax Group Corp.

Date:November 14, 2019	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

