Form 10-Q
period 2019-12-31
ADDENTAX GROUP CORP.
filed 2020-02-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

As of February 14, 2020, there were 25,346,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the quarterly period ended December 31, 2019 and 2018

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2019 (UNAUDITED) AND MARCH 31, 2019 (AUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Note	December 31, 2019	March 31, 2019
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$424,021	$277,264
Accounts receivables, net	4	3,678,982	1,798,489
Inventories, net	7	318,971	318,047
Other receivables	5	258,998	178,128
Advances to suppliers	8	483,104	230,484
Total current assets		5,164,076	2,802,412

NON-CURRENT ASSETS
Plant and equipment, net	9	667,806	694,431
Goodwill		475,003	475,003
Operating lease right of use asset	14	1,939,270	-
Total non-current assets		3,082,079	1,169,434
TOTAL ASSETS		$8,246,155	$3,971,846

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	10	$359,038	$223,502
Accounts payable		2,545,680	884,251
Amount due to related parties	6	5,226,754	4,204,130
Advances from customers		83,672	102,673
Accrued expenses and other payables	13	1,138,575	259,837
Total current liabilities		9,353,719	5,674,393

NON-CURRENT LIABILITIES
Operating lease liability, net of current portion	14	1,483,752	-
Total non-current liabilities		1,483,752	-
TOTAL LIABILITIES		$10,837,471	$5,674,393

COMMITMENTS AND CONTINGENCIES	17

EQUITY
Common stock ($0.001 par value, 25,346,004 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively)		$25,346	$25,346
Additional paid-in capital		61,050	61,050
Retained earnings		(2,724,989)	(1,775,767)
Statutory reserve	15	23,516	21,779
Accumulated other comprehensive loss	15	23,761	(34,955)
Total deficit		(2,591,316)	(1,702,547)
TOTAL LIABILITIES AND EQUITY		$8,246,155	$3,971,846

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

		Three months ended December 31,		Nine months ended December 31,
	Note	2019	2018	2019	2018
REVENUES		$4,027,902	$2,541,803	$8,182,396	$8,108,408

COST OF REVENUES		(3,746,040)	(2,495,740)	(7,221,683)	(7,086,149)

GROSS PROFIT		281,862	46,063	960,713	1,022,259

OPERATING EXPENSES
Selling and marketing		(960)	(4,770)	(11,825)	(14,480)
General and administrative		(526,194)	(586,310)	(1,857,288)	(1,589,906)
Total operating expenses		(527,154)	(591,080)	(1,869,113)	(1,604,386)

LOSS FROM OPERATIONS		(245,292)	(545,017)	(908,400)	(582,127)

FINANCE COST, NET		(3,964)	-	(16,246)	-

OTHER INCOME, (EXPENSE)		66	2,142	(10,753)	19,132

LOSS BEFORE INCOME TAX EXPENSE		(249,190)	(542,875)	(935,399)	(562,995)

INCOME TAX EXPENSE	11	(9,022)	(2,102)	(12,086)	(6,591)

NET LOSS		(258,212)	(544,977)	(947,485)	(569,586)
Foreign currency translation (loss) gain	15	(50,440)	(445)	58,715	123,622
TOTAL COMPREHENSIVE LOSS		$(308,652)	$(545,422)	(888,770)	(445,964)

LOSS PER SHARE
Basic and diluted		(0.01)	(0.02)	(0.04)	(0.02)
Weighted average number of shares outstanding – Basic and diluted		25,346,004	25,346,004	25,346,004	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Nine months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(947,485)	$(569,586)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	84,277	88,434
Loss on disposal of plant and equipment	3,323	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,880,493)	1,528,916
Inventories	(924)	(152,416)
Advances to suppliers	(252,620)	44,533
Other receivables	(80,870)	1,809,372
Accounts payables	1,661,429	(338,726)
Accrued expenses and other payables	373,429	117,169
Advances from customers	(19,002)	(1,440,672)
Taxes payable	-	(3,950)
Net cash (used in) provided by operating activities	$(1,058,936)	$1,083,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(94,864)	(91,246)
Net cash used in investing activities	$(94,864)	$(91,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	1,828,042	4,251,157
Repayment of related party borrowings	(665,323)	(5,388,040)
Proceeds from third party borrowings	-	3,596,628
Repayment of third party borrowings	-	(3,507,077)
Proceeds from bank borrowings	515,816	159,922
Repayment of bank borrowings	(372,135)	-
Net cash provided by (used in) financing activities	$1,306,400	$(887,410)

NET DECREASE IN CASH AND CASH EQUIVALENTS	152,600	104,418
Effect of exchange rate changes on cash and cash equivalents	(5,843)	(12,255)
Cash and cash equivalents, beginning of the period	277,264	264,806
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$424,021	$356,969

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	11,244	-
Cash paid during the period for income tax	12,086	8,812
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	1,966,535	-

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE OF EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive income	Total Equity

BALANCE AT SEPTEMBER 30, 2018	506,920,000	506,920	(420,524)	(1,105,806)	21,539	(7,604)	(1,005,475)
Foreign currency translation	-	-	-	-	-	(445)	(445)
Net loss for the period	-	-	-	(544,978)	-	-	(544,978)
BALANCE AT DECEMBER 31, 2018	506,920,000	506,920	(420,524)	(1,650,784)	21,539	(8,049)	(1,550,898)

BALANCE AT SEPTEMBER 30, 2019	25,346,004	25,346	61,050	(2,465,040)	21,779	74,201	(2,282,664)
Foreign currency translation	-	-	-	-	-	(50,440)	(50,440)
Movement of Statutory reserve	-	-	-	(1,737)	1,737	-	-
Net loss for the period	-	-	-	(258,212)	-	-	(258,212)
BALANCE AT DECEMBER 31, 2019	25,346,004	25,346	61,050	(2,724,989)	23,516	23,761	(2,591,316)

BALANCE AT MARCH 31, 2018	506,920,000	506,920	(420,524)	(1,081,198)	21,539	(131,671)	(1,104,934)
-Foreign currency translation	-	-	-	-	-	123,622	123,622
Net loss for the period	-	-	-	(569,586)	-	-	(569,586)
BALANCE AT DECEMBER 31, 2018	506,920,000	506,920	(420,524)	(1,650,784)	21,539	(8,049)	(1,550,898)

BALANCE AT MARCH 31, 2019	25,346,004	25,346	61,050	(1,775,767)	21,779	(34,955)	(1,702,547)
Foreign currency translation	-	-	-	-	-	58,716	58,716
Movement of Statutory reserve	-	-	-	(1,737)	1,737	-	-
Net loss for the period	-	-	-	(947,485)	-	-	(947,485)
BALANCE AT DECEMBER 31, 2019	25,346,004	25,346	61,050	(2,724,989)	23,516	23,761	(2,591,316)

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

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

Dongguan Yingxi Daying Commercial Co., Ltd (“DY”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2019. DY is a property management company for the garment manufacturing industry.

Dongguan Yushang Clothing Co., Ltd (“YS”), a wholly-owned subsidiary of YX, was incorporated in the PRC in 2019. YS is a garment manufacturer.

Shantou Yi Bai Yi Garments Co., Ltd (“YBY”), a wholly-owned subsidiary of YX, was incorporated in PRC in 2019, YBY is a garment manufacturer.

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

The Company incurred net loss of $(258,212), $(544,977) for the three months ended December 31, 2019 and 2018, respectively, and $(947,485), $(569,586) for the nine months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and March 31, 2019, the Company had net current liability of $4,189,643 and $2,871,981, respectively, and a deficit on total equity of $2,591,316 and $1,702,547, respectively.

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

At December 31, 2019, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at December 31, 2019 and March 31, 2019.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three and nine months ended December 31, 2019 and 2018.

The following customers had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2019 and March 31, 2019.

	December 31, 2019	March 31, 2019
Customer A	64%	0%
Customer B	8%	10%
Customer C	7%	18%
Customer D	3%	12%
Customer E	3%	12%

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for both three and nine months ended December 31, 2019 and 2018.

During the three and nine months ended December 31, 2019 and 2018, approximately 99%, 91%, 76% and 51% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

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

The Company tested goodwill for impairment as of March 31, 2019 and it was determined that recoverable amount of one of the Company’s reporting units was higher than the carrying amount of the goodwill recorded. Therefore it was concluded that no impairment for goodwill is required. As of December 31, 2019 and March 31, 2019, no carrying amount of goodwill was impaired.

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

There was no impairment of long-lived assets as of December 31, 2019 and March 31, 2019.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of December 31, 2019 and March 31, 2019.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilised, therefore, the Company does not recognize any tax benefits for the three and nine months ended December 31, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended December 31, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense were recorded relating to the Tax Act changes for the three and nine months ended December 31, 2019 and 2018.

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

Our exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2019, our total outstanding borrowings amounted to $359,038 (RMB2,500,000) with various interest rates from 4.84% to 6.96%. (Note 10)

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

(q)	Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $1.9 million on its consolidated financial statements for the period ended December 31, 2019.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at December 31, 2019 and March 31 2019 are as follows:

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Accounts receivable	$3,678,982	$1,798,489
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$3,678,982	$1,798,489

No allowance for doubtful accounts was made for the three and nine months ended December 31, 2019 and 2018.

5.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of December 31, 2019 and March 31, 2019:

Amounts due to related parties	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Zhida Hong	$4,904,847	$3,989,382
Zhongpeng Chen	163,118	169,235
Jinlong Huang	98,470	45,513
Dewu, Huang	60,319	-
	$5,226,754	$4,204,130

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Raw materials	$212,409	$157,382
Work in progress	38,413	160,665
Finished goods	68,149	-
Total inventories, net	$318,971	$318,047

There is no inventory allowance for the three and nine months ended December 31, 2019 and 2018.

8.	ADVANCES TO SUPPLIERS

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

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Production plant	$68,375	$107,173
Motor vehicles	1,053,996	1,016,818
Office equipment	19,798	14,722
	1,142,169	1,138,713
Less: accumulated depreciation	(474,363)	(444,282)
Plant and equipment, net	$667,806	$694,431

Depreciation expense for the three and nine months ended December 31, 2019 and 2018 was $27,648 and $84,277, $28,391 and $88,434, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a facility agreement with Dongguan Agricultural Commercial Bank and obtained a line of credit, which allows the Company to borrow up to approximately $215,522 (RMB1,500,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2019, the Company has borrowed $215,423 (RMB1,500,000) under this line of credit with fixed interest rate of 6.96% per annum. The line of credit is fully used. The outstanding loan balance will be due in September 2020.

In August 2019, HSW entered into a new facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $143,682 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2019, the Company has borrowed $143,616 (RMB1,000,000) under this line of credit with various annual interest rates from 4.84% to 4.9%. The line of credit is fully used. The outstanding loan balance will be due in July 2020.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2019 and 2018.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and nine months ended December 31, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF, DT and YS were subject to an EIT rate of 25% in 2019 and 2018. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019 and 2018.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and nine months ended December 31, 2019 and 2018.

No deferred taxes were recognized for the three and nine months ended December 31, 2019 and 2018.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%	25%	25%
Computed expected expenses	(62,297)	(135,719)	(233,850)	(140,748)
Temporary differences not recognized	22,942	(558)	32,028	(86,722)
Tax losses not recognized	48,377	138,379	213,908	234,061
Income tax expense	$9,022	$2,102	$12,086	$6,591

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, DT and YS enjoyed preferential VAT rate of 13%. The Companies are required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Manufacturing segment	2,643,560	731,310	3,517,009	2,760,966
Service segment	1,384,342	1,810,493	4,665,387	5,347,442
	$4,027,902	$2,541,803	$8,182,396	$8,108,408

Income from operations by segment for the three and nine months ended December 31, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating income (loss)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Manufacturing segment	$158,268	$(33,584)	$187,803	$(12,458)
Service segment	(176,350)	(255,499)	(168,634)	37,292
Corporate and other	(227,210)	(255,934)	(927,569)	(606,961)
Income (loss) from operations	$(245,292)	$(545,017)	$(908,400)	$(582,127)
Manufacturing segment	(3,563)	5	(22,848)	13,358
Service segment	(53)	2,072	(3,760)	2,726
Corporate and other	(282)	65	(391)	3,048
Income (loss) before income tax	$(249,190)	(542,875)	(935,399)	(562,995)
Income tax expense	(9,022)	(2,102)	(12,086)	(6,591)
Net income (loss)	$(258,212)	$(544,977)	$(947,485)	$(569,586)

Depreciation and amortization by segment for the three and nine months ended December 31, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Depreciation	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Manufacturing segment	1,746	4,237	7,536	18,987
Service segment	25,902	24,154	76,742	69,447
	$27,648	$28,391	$84,278	$88,434

Total assets by segment at December 31, 2019 and March 31, 2019 are as follows:

Total assets	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Manufacturing segment	$3,518,909	$1,242,335
Service segment	2,237,225	2,253,308
Corporate and other	2,490,021	476,203
	$8,246,155	$3,971,846

Goodwill by segment at December 31, 2019 and March 31, 2019 is as follows:

Goodwill	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Manufacturing segment	$475,003	$475,003
Service segment	-	-
	$475,003	$475,003

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use forecast for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and the implementation of the Company’s strategy. Based on the impairment test of goodwill, the recoverable amount was higher than the carrying amount of the goodwill recorded and it was concluded that no impairment against the amount of goodwill as of December 31, 2019 is necessary.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Lease liabilities – current portion (i)	$455,518	$-
Accrued wages and welfare	84,085	84,677
Other payables	598,972	175,160
	$1,138,575	$259,837

(i)	Lease liabilities – current portion represents the operating lease liabilities due within next 12 months.

14.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2019, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of December 31, 2019 and March 31, 2019, the right-of use asset and lease liabilities are as follows:

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
Right-of-use asset – operating leases	$1,939,270	$-

Lease liabilities – current portion	455,518	-
Lease liabilities – non-current portion	1,483,752	-
	$1,939,270	$-

Lease cost

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease cost	126,053	23,157	325,664	77,664
Short-term lease cost	6,445	-	70,231	-
	$132,498	$23,157	395,895	77,664

Other information

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$132,498	$-	$395,895	$-
Right-of-use assets obtained in exchange for new operating leases liabilities	65,527	-	1,966,535	-
Weighted average remaining lease term - Operating leases (years)	4.5	-	4.5	-
Weighted average discount rate - Operating leases	4.35%	-	4.35%	-

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The paid-up statutory reserve was $23,516 and $21,779 as of December 31, 2019 and March 31, 2019, respectively.

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

The outbreak of the virus known as the coronavirus in January 2020 resulted in interruption of both manufacturing business and service business which adversely affected the businesses significantly. Management is evaluating the impact and developing actions plan to minimize the effect and to recover both businesses as soon as possible.

.

There is no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2019 and 2018 should be read in conjunction with the attached consolidated unaudited Financial Statements and corresponding notes and our consolidated audited financial statements and related notes for the fiscal year ended March 31, 2019 found in our Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: Garment manufacturing and logistics services.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through three wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”) and Dongguan Yu Shang Garments Co., Ltd (“YS”), which are located in the Guangdong province, China.

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

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2019, we provide logistic service to over 79 cities in approximately nine provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year of 2020.

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

The outbreak of the virus known as the coronavirus in January 2020 resulted in interruption of both manufacturing business and service business which adversely affected the businesses significantly. Management is evaluating the impact and developing actions plan to minimize the effect and to recover both businesses as soon as possible.

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

Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $1.9 million on its consolidated financial statements for the period ended December 31, 2019.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended December 31, 2019 and 2018

The following tables summarize our results of operations for the three months ended December 31, 2019 and 2018. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$4,027,902	100.0%	$2,541,803	100%	$1,486,099	58.5%
Cost of revenues	(3,746,040)	(93.0)%	(2,495,740)	(98.2)%	(1,250,300)	(50.1)%
Gross profit	281,862	7.0%	46,063	1.8%	235,799	511.9%
Operating expenses	(527,154)	(13.1)%	(591,080)	(23.3)%	(63,926)	(10.8)%
Loss from operations	(245,292)	(6.1)%	(545,017)	(21.4)%	(299,725)	(55.0)%
Other income, net	66	(0.0)%	2,142	0.1%	(2,076)	(96.9)%
Net finance cost	(3,964)	(0.1)%	-	-	(3,964)
Income tax expense	(9,022)	(0.2)%	(2,102)	(0.1)%	(6,920)	(329.2)%
Net (loss) income	$(258,212)	(6.4)%	$(544,977)	(21.4)%	$286,765	52.6%

Revenue

Revenue generated from our garment manufacturing business contributed $2,643,560 or 65.6% of our total revenue for the three months ended December 31, 2019. Revenue generated from our garment manufacturing business contributed $731,310 or 28.8% of our total revenue for the three months ended December 31, 2018.

Revenue generated from our logistic business contributed $1,384,342 or 34.4% of our total revenue for the three months ended December 31, 2019. Revenue generated from our logistic business contributed $1,810,493 or 71.2% of our total revenue for the three months ended December 31, 2018.

Total revenue for the three months ended December 31, 2019 and 2018 were $4,027,902 and $2,541,803, respectively, a 58.5% increase compared with the three months ended December 31, 2018. The increase was mainly because the orders were increase mainly due to the increase in garment business as the garment business developed a new client. Holding companies, YX and QYTG did not have consulting service income in the three months ended December 31. 2019.

Cost of revenue

	Three Months Ended December 31,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,643,560	100.0%	$731,310	100%	$1,912,250	261.5%
Raw materials	1,946,455	73.6%	572,596	78.3%	1,373,859	239.9%
Labor	469,268	17.8%	62,263	8.5%	407,005	653.7%
Other and Overhead	21,934	0.8%	27,248	3.7%	(5,314)	(19.5)%
Total cost of revenue for garment manufacturing	2,437,657	92.2%	662,107	90.5%	1,775,550	268.2%
Gross profit for garment manufacturing	205,903	7.8%	69,203	9.5%	136,700	197.5%
Net revenue for logistic service	1,384,342	100%	1,810,493	100%	(426,151)	(23.5)%
Fuel, toll and other cost of logistic service	464,583	33.5%	862,457	47.6%	(397,874)	(46.1)%
Subcontracting fees	843,800	61.0%	971,176	53.7%	(127,376)	(13.1)%
Total cost of revenue for logistic service	1,308,383	94.5%	1,833,633	101.3%	(525,250)	(28.6)%
Gross Profit (loss) for logistic service	75,959	5.5%	(23,140)	(1.3)%	99,099	(428.3)%
Total cost of revenue	$3,746,040	93.0%	$2,495,740	98.2%	$1,250,300	50.1%
Gross profit	$281,862	7.0%	$46,063	1.8%	$235,799	511.9%

Cost of revenue for our manufacturing segment for the three months ended December 31, 2019 and 2018 was $2,437,657 and $662,107, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended December 31, 2019 and 2018 was $1,308,383 and $1,833,633, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 98.7% and 75.7% of raw materials purchases for the three months ended December 31, 2019 and 2018, respectively. One and two suppliers provided more than 10% of our raw materials purchases for the three months ended December 31, 2019 and 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 21.0% and 30.2% of total cost of revenues for our service segment for the three months ended December 31, 2019 and 2018, respectively. The percentage dropped as we used more subcontractors than last year. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 73.6% of our total manufacturing business revenue in the three months ended December 31, 2019, compared with 78.3% in the three months ended December 31, 2018. The decrease in percentages was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 17.8% of our total manufacturing business revenue in the three months ended December 31, 2019, compared with 8.5% in the three months ended December 31, 2018.

Overhead and other expenses for our manufacturing business accounted for 0.8% of our total manufacturing business revenue for the three months ended December 31, 2019, compared with 3.7% of total manufacturing business revenue for the three months ended December 31, 2018.

Fuel, toll and other costs for our service business for the three months ended December 31, 2019 were $464,583 compared with $862,457 for the three months ended December 31, 2018. Fuel, toll and other costs for our service business accounted for 33.5% of our total service revenue for the three months ended December 31, 2019, compared with 47.6% for the three months ended December 31, 2018. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the three months ended December 31, 2019 decreased 13.1% to $843,800 from $971,176 for the three months ended December 31, 2018. Subcontracting fees accounted for 61.0% and 53.7% of our total service business revenue in the three months ended December 31, 2019 and 2018, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks. Moreover, the delivery cost of third-party has raised due to the market condition.

Total cost of revenue for the three months ended December 31, 2019 was $3,746,040, a 50.1% increase from $2,495,740 for the three months ended December 31, 2018. Total cost of sales as a percentage of total sales for the three months ended December 31, 2019 was 93.0%, compared with 98.2% for the three months ended December 31, 2018. Gross margin for the three months ended December 31, 2019 was 7.0% compared with 1.8% for the three months ended December 31, 2018.

Gross profit

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Gross profit	$281,862	100%	$46,063	100%	235,799	511.9%
Operating expenses:
Selling expenses	(960)	(0.3)%	(4,770)	(10.4)%	3,810	79.9%
General and administrative expenses	(526,194)	(186.7)%	(586,310)	(1,272.8)%	60,116	10.3%
Total	$(527,154)	(187.0)%	$(591,080)	(1,283.2)%	63,926	10.8%
Loss from operations	$(245,292)	(87.0)%	$(545,017)	(1,183.2)%	299,725	55.0%

Manufacturing business gross profit for the three months ended December 31, 2019 was $205,903 compared with $69,203 for the three months ended December 31, 2018. Gross profit accounted for 7.8% of our total manufacturing business revenue for the three months ended December 31, 2019, compared with 9.5% for the three months ended December 31, 2018.

Gross profit in our service business for the three months ended December 31, 2019 was $75,959 and gross margin was 5.5%. Gross loss in our service business for the three months ended December 31, 2018 was $(23,140) and gross margin was (1.3)%.

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

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended December 31, 2019 and 2018 was $960 and $4, 770, respectively. Our selling expenses in our service segment for the three months ended December 31, 2019 and 2018 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended December 31, 2019 decreased 79.9% to $960 from $4, 770 for the three months ended December 31, 2018.

Our general and administrative expenses in our manufacturing segment for the three months ended December 31, 2019 and 2018 was $46,675 and $98,017, respectively. Our general and administrative expenses in our service segment, for the three months ended December 31, 2019 and 2018 was $252,309 and $232,359, respectively. Our general and administrative expenses in our corporate office for the three months ended December 31, 2019 and 2018 was $227,210 and $255,934, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended December 31, 2019 decreased 10.3% to $526,194 from $586,310 for the three months ended December 31, 2018. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements, new office rental expense, overseas traveling expense and expense of General Meetings.

(Loss) income from operations

Loss from operations for the three months ended December 31, 2019 and 2018 was $245,292 and $545,017, respectively. Income (Loss) from operations of $158,268 and $(33,584) was attributed from our manufacturing segment for the three months ended December 31, 2019 and 2018, respectively. Loss from operations of $(176,350) and $(255,499) was attributed from our service segment for the three months ended December 31, 2019 and 2018, respectively. We incurred a loss from operations in corporate office of $(227,210) and $(255,934) for the three months ended December 31, 2019 and 2018, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

The outbreak of the virus known as the coronavirus in January 2020 resulted in interruption of both manufacturing business and service business which adversely affected the businesses significantly. We expect to incur further loss in the following quarter ended March 31, 2020. We are evaluating the impact and developing actions plan to minimize the effect and to recover both businesses as soon as possible.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2019 and 2018 was $9,022 and $2,102, respectively, a 329.2% increase compared to 2018. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2019 and 2018.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in YX has been made it had no taxable income for the three months ended December 31, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF, YS and DT were subject to an EIT rate of 25% in 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2019 and 2018.

Net Loss

We incurred a net loss of $258,212 and a net loss of $544,977 for the three months ended December 31, 2019 and 2018, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended December 31, 2019 and 2018, respectively.

Results of Operations for the nine months ended December 31, 2019 and 2018

The following tables summarize our results of operations for the nine months ended December 31, 2019 and 2018. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Revenue	$8,182,396	100.0%	$8,108,408	100%	$73,988	0.9%
Cost of revenues	(7,221,683)	(88.3)%	(7,086,149)	(87.4)%	(135,534)	(1.9)%
Gross profit	960,713	11.7%	1,022,259	12.6%	(61,546)	(6.0)%
Operating expenses	(1,869,113)	(22.8)%	(1,604,386)	(19.8)%	(264,727)	(16.5)%
Loss from operations	(908,400)	(11.1)%	(582,127)	(7.2)%	(326,273)	(56.0)%
Other income, net	(10,753)	(0.1)%	19,132	0.2%	(29,885)	(156.2)%
Net finance cost	(16,246)	(0.3)%	-		(16,246)
Income tax expense	(12,086)	(0.1)%	(6,591)	(0.0)%	(5,495)	(83.4)%
Net (loss) income	$(947,485)	(11.6)%	$(569,586)	(7.0)%	$(377,899)	(66.3)%

Revenue

Revenue generated from our garment manufacturing business contributed $3,517,009 or 43.0% of our total revenue for the nine months ended December 31, 2019. Revenue generated from our garment manufacturing business contributed $2,760,966 or 34.1% of our total revenue for the nine months ended December 31, 2018.

Revenue generated from our logistic business contributed $4,665,387 or 57.0% of our total revenue for the nine months ended December 31, 2019. Revenue generated from our logistic business contributed $5,347,442 or 65.9% of our total revenue for the nine months ended December 31, 2018.

Total revenue for the nine months ended December 31, 2019 and 2018 were $8,182,396 and $8,108,408, respectively, a 0.1% increase compared with the nine months ended December 31, 2018. Holding companies, YX and QYTG did not have consulting service income in the nine months ended December 31, 2019. One of the subsidiaries, HSW, was moving its factories which resulted in a decrease of order accepted.

Cost of revenue

	Nine months Ended December 31,				Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$3,517,008	100%	$2,760,966	100%	$756,042	27.4%
Raw materials	2,551,508	72.5%	2,220,433	80.4%	331,075	14.9%
Labor	570,181	16.2%	243,710	8.8%	326,471	134.0%
Other and Overhead	53,992	1.5%	57,286	2.1%	(3,294)	(5.8)%
Total cost of revenue for garment manufacturing	3,175,681	90.3%	2,521,429	91.3%	654,252	25.9%
Gross profit for garment manufacturing	341,327	9.71%	239,537	8.7%	101,790	42.5%
Net revenue for logistic service	4,665,388	100%	5,347,442	100%	(682,054)	(12.8)%
Fuel, toll and other cost of logistic service	1,385,870	29.7%	2,089,404	39.1%	(703,534)	(33.7)%
Subcontracting fees	2,660,132	57.0%	2,475,316	46.3%	184,816	7.5%
Total cost of revenue for logistic service	4,046,002	86.7%	4,564,720	85.4%	(518,718)	(11.4)%
Gross Profit for logistic service	619,386	13.3%	782,722	14.6%	(163,336)	(20.9)%
Total cost of revenue	$7,221,683	88.3%	$7,086,149	87.4%	$135,534	1.9%
Gross profit	$960,713	11.7%	$1,022,259	12.6%	$(61,546)	(6.0)%

Cost of revenue for our manufacturing segment for the nine months ended December 31, 2019 and 2018 was $3,175,681 and $2,521,429, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the nine months ended December 31, 2019 and 2018 was $4,046,002 and $4,564,720, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 91.2% and 51.4% of raw materials purchases for the nine months ended December 31, 2019 and 2018, respectively. One supplier provided more than 10% of our raw materials purchases for the nine months ended December 31, 2019 and 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 19.3% and 15.2% of total cost of revenues for our service segment for the nine months ended December 31, 2019 and 2018, respectively. The percentage increased as we used more subcontractors than last year . We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 72.5% of our total manufacturing business revenue in the nine months ended December 31, 2019, compared with 80.4% in the nine months ended December 31, 2018. The decrease in percentages was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 16.2% of our total manufacturing business revenue in the nine months ended December 31, 2019, compared with 8.8% in the nine months ended December 31, 2018.

Overhead and other expenses for our manufacturing business accounted for 1.5% of our total manufacturing business revenue for the nine months ended December 31, 2019, compared with 2.1% of total manufacturing business revenue for the nine months ended December 31, 2018.

Fuel, toll and other costs for our service business for the nine months ended December 31, 2019 were $1,385,870 compared with $2,089,404 for the nine months ended December 31, 2018. Fuel, toll and other costs for our service business accounted for 29.7% of our total service revenue for the nine months ended December 31, 2019, compared with 39.1% for the nine months ended December 31, 2018. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the nine months ended December 31, 2019 increased 7.5% to $2,660,132 from $2,475,316 for the nine months ended December 31, 2018. Subcontracting fees accounted for 57.0% and 46.3% of our total service business revenue in the nine months ended December 31, 2019 and 2018, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks. Moreover, the delivery cost of third-party has raised due to the market condition.

Total cost of revenue for the nine months ended December 31, 2019 was $7,221,683, a 1.9% increase from $7,086,149 for the nine months ended December 31, 2018. Total cost of sales as a percentage of total sales for the nine months ended December 31, 2019 was 88.3%, compared with 87.4% for the nine months ended December 31, 2018. Gross margin for the nine months ended December 31, 2019 was 11.7% compared with 12.6% for the nine months ended December 31, 2018.

Gross profit

					Increase (decrease) in
	2019		2018		2019 compared to 2018
	(In U.S. dollars, except for percentages)
Gross profit	$960,713	100%	$1,022,259	100%	(61,546)	(6.0)%
Operating expenses:
Selling expenses	(11,825)	(1.2)%	(14,480)	(1.4)%	2,655	18.3%
General and administrative expenses	(1,857,288)	(193.3)%	(1,589,906)	(155.5)%	(267,382)	(16.8)%
Total	$(1,869,113)	(194.6)%	$(1,604,386)	(156.9)%	(264,727)	(16.5)%
Loss from operations	$(908,400)	(94.6)%	$(582,127)	(56.9)%	(326,273)	(56.0)%

Manufacturing business gross profit for the nine months ended December 31, 2019 was $341,327 compared with $239,537 for the nine months ended December 31, 2018. Gross profit accounted for 9.7% of our total manufacturing business revenue for the nine months ended December 31, 2019, compared with 8.7% for the nine months ended December 31, 2018.

Gross profit in our service business for the nine months ended December 31, 2019 was $619,386 and gross margin was 13.3%. Gross profit in our service business for the nine months ended December 31, 2018 was $782,722 and gross margin was 14.6%.

The decrease in gross margin was mainly due to increase of unit fuel cost and subcontracting fee in the third quarter while unit price of service revenue remained mostly the same. Moreover, the portion of fuel cost of empty return trucks and cost of containers were relatively high compared with the slowed down revenue, which made the gross margin decrease as well. In XKJ, service revenue decreased faster than the decrease of cost mainly due to the decrease in logistics service business.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the nine months ended December 31, 2019 and 2018 was $11,826 and $14,480, respectively. Our selling expenses in our service segment for the nine months ended December 31, 2019 and 2018 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the nine months ended December 31, 2019 decreased 18.3% to $11,826 from $14,480 for the nine months ended December 31, 2018.

Our general and administrative expenses in our manufacturing segment for the nine months ended December 31, 2019 and 2018 was $141,698 and $237,514, respectively. Our general and administrative expenses in our service segment, for the nine months ended December 31, 2019 and 2018 was $788,021 and $745,431, respectively. Our general and administrative expenses in our corporate office for the nine months ended December 31, 2019 and 2018 was $927,569 and $606,961, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2019 increased 16.8% to $1,857,288 from $1,589,906 for the nine months ended December 31, 2018. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements, new office rental expense, overseas travelling expense and expense of General Meetings.

Loss from operations

Loss from operations for the nine months ended December 31, 2019 and 2018 was $908,400 and $582,127, respectively. Income (loss) from operations of $187,803 and $(12,458) was attributed from our manufacturing segment for the nine months ended December 31, 2019 and 2018, respectively. (Loss) income from operations of $(168,634) and $37,292 was attributed from our service segment for the nine months ended December 31, 2019 and 2018, respectively. We incurred a loss from operations in corporate office of $927,569 and $606,961 for the nine months ended December 31, 2019 and 2018, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2019 and 2018 was $12,086 and $6,591, respectively, a 83.4% increase compared to 2018. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2019 and 2018.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in YX has been made it had no taxable income for the nine months ended December 31, 2019 and 2018.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF, YS and DT were subject to an EIT rate of 25% in 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2019 and 2018.

Net Loss

We incurred a net loss of $947,485 and $569,586 for the nine months ended December 31, 2019 and 2018, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the nine months ended December 31, 2019 and 2018, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2019 and 2018 is as follow:

	2019	2018
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(1,058,936)	$1,083,074
Net cash used in investing activities	$(94,864)	$(91,246)
Net cash provided by (used in) financing activities	$1,306,400	$(887,410)

Net cash used in operating activities consist of net loss of $947,485, increased by depreciation of $84,277, loss on disposal of property and equipment of $3,323 and reduced by increase in change of operating assets and liabilities of $199,051. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $94,864.

Net cash provided by financing activities consist of proceeds from bank borrowing of $515,816, repayment of bank borrowing of $372,135, repayment of related party borrowings of $665,323 and we received related party proceeds of $1, 828,042.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2019, we had cash on hand of $424,021, total current assets of $5,164,076 and current liabilities of $9,353,719. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2019, the market foreign exchange rate had decreased to RMB 6.963 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended December 31, 2019 and 2018 was $(50,440), $58,715, $(445) and $123,622, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Addentax Group Corp.

Date: February 14, 2020	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

