Form 10-K
period 2020-03-31
ADDENTAX GROUP CORP.
filed 2020-06-29
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2020

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

Kingkey 100, Block A, Room 4805

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

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 25,346,004 shares of common equity stock held by non-affiliates of the Registrant was approximately $177,422,028 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $7 per share.

The number of shares outstanding of the Registrant’s common stock as of June 29, 2020 was 25,346,004.

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

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five-wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), Dongguan Daying Commercial Co., Ltd (“DY”), Shantou Yi Bai Yi Garment Co., Ltd (“YBY”), and Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), which are located in the Guangdong province, China.

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

Stringent quality control process. As of March 31, 2020, we had 49 employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2020, our design team consisted of [four] members.

Extensive delivery network. Our logistics business has nine routes and covers 79 cities in seven provinces and two municipalities in the PRC.

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

Development of our own brands. We intend to develop our own brands that focus on fast fashion with teenagers being our primary target customers. We plan to adopt a low cost strategy at the early stage and improve the quality of our products after increasing our market share. We are in the process of registering a trademark for our own brand and intend to start our advertising campaign after the registration of this trademark. We plan to distribute our products in different channels, including our own retailers, co-operative retailers and franchisees.

Expand our delivery network. As of March 31, 2020, we provided logistics services to over 79 cities in seven provinces and two municipalities in the PRC. We plan to open our logistics points in 20 more cities in the PRC in the third and fourth quarters of 2020.

Develop international logistics services and warehousing services. We intend to develop international logistics services for customers located all over the world and international warehousing services.

Development of international trading: We developed our international trading during the global epidemic situation of Covid-19 to import and export diverse epidemic protection products including medical masks, latex gloves etc.

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through five of our wholly-owned subsidiaries, Dongguan Heng Sheng Wei Garments Co., Ltd, Dongguan Yushang Clothing Co., Ltd (“YS”), Dongguan Daying Commercial Co., Ltd (“DY”), Shantou Yi Bai Yi Garment Co., Ltd (“YBY”), and Shantou Chenghai Dai Tou Garments Co., Ltd, which are located in Guangdong, the PRC.

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

Where a customer is located in an area not covered by our delivery fleet or where our in-house logistics teams are fully engaged, we will outsource delivery to third-party contractors. We believe outsourcing allows us to maximize our delivery capacity and improve inventory flexibility while minimizing capital expenditures, such as shipping costs and the costs of additional drivers during low seasons.

Our logistics services

We provide comprehensive logistics services to our customers, which include storage, transportation, warehousing, handling, packaging and order processing. We also provide customs declaration and tax clearance service to our customers who export goods to overseas.

Our network

We have over 100 logistics points and they are located in seven provinces and two municipalities which cover 79 cities in the PRC.

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

Customers and Suppliers

Customers

Our customer base is diverse. Our customers in garment manufacturing business are mainly garment wholesalers and retailers and our customers in logistics business are mainly trading companies and logistic companies. For the year ended March 31, 2019, no single customer accounted for more than 30%. For the year ended March 31, 2020, there is one customer accounted for more than 30% of net sales which is 30.18% out of total net sales.

Suppliers

We procured our garments through various textile companies in our garment manufacturing business. In our logistics business, we procured from packing companies and transportation companies. No single supplier accounted for more than 60% of our total costs for the years ended March 31, 2019 and 2020.

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

Employees

As of March 31, 2020, we had approximately 152 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2020:

Function	Number of employees
Administration	9
Finance	8
Logistics	11
Management	24
Marketing	9
Production	49
Operation	42
Total	152

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

Properties

Our principal place of business is Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000, the PRC. We also lease three properties in the PRC from third parties which properties serve as our manufacturing factory and an additional office. The following table sets forth a summary of certain information regarding our leased properties.

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)
Plant and dormitory	No. 22 Maan Road, Shuiwei, Tangjiao Village, Chashan Town, Dongguan, Guangdong, PRC	18,018	1,260

Principal Office	Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen, Guangdong, China	245,826.9	910.47

Office	No. 42-46, Building 1, Block 5, District B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	44,400	720

Office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	28,725	605

We also have over 100 logistics points and they are located in seven provinces and two municipalities in the PRC.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this Form 10-K, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline, and you may lose all or part of your investment. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section. In the event that any of the events described in the risk factors below occur, it could have a material adverse effect on our operations and cash flow and cause the value of our securities to decline in value or become worthless.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2016 and 2017, the value of the Renminbi depreciated approximately 7.2% and appreciated 6.3% against the U.S. dollar, respectively. From the April of 2019 through the end of June 2020, the value of the Renminbi appreciated by approximately 5.51% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

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

Item 2. Properties

Our principal place of business is located at Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8233 0336.

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

The following table sets forth the high and low trading prices of one share of our common stock for each fiscal quarter over the past two fiscal years, and April 1, 2020 to the date of this Form 10-K.   The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis. These high and low bid prices per share of common stock have been adjusted to give effect to the 1-for-20 reverse stock split of our common stock effected on February 27, 2019.

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$7.00	$7.00
Second Quarter (through June 29, 2020)	$7.00	$7.00
Third Quarter	$—	$—
Fourth Quarter	$—	$—

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$78.00	$46.00
Second Quarter	$82.00	$75.00
Third Quarter	$80.00	$51.00
Fourth Quarter	$29.75	$80.00

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$41.00	$26.00
Second Quarter	$49.00	$32.00
Third Quarter	$46.00	$33.40
Fourth Quarter	$58.00	$40.00

Number of Holders

25,346,004 shares of common stock were issued and outstanding as of June 29, 2019. They were held by a total of 588 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2020 and March 31, 2019. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2020 and 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into two segments: Garment manufacturing and logistics services.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), Dongguan Yingxi Daying Commercial Co., Ltd (“DY”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China.

Our logistic business consists of delivery and courier services covering approximately 79 cities in approximately seven provinces and two municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), which are located in the Guangdong province, China.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2020, we provide logistic service to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year of 2020.

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

Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of March 31, 2020.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842) “, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $1.8 million on its consolidated financial statements for the fiscal year ended March 31, 2020.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the years ended March 31, 2020 and 2019

The following tables summarize our results of operations for the years ended March 31, 2020 and 2019. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

					Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$10,172,379	100.0%	$10,026,920	100%	$145,459	1.5%
Cost of revenues	(8,787,018)	(86.4)%	(8,744,226)	(87.2)%	(42,792)	(0.5)%
Gross profit	1,385,361	13.6%	1,282,694	12.8%	102,667	8.0%
Operating expenses	(2,249,679)	(22.1)%	(1,965,821)	(19.6)%	283,858	14.4%
Loss from operations	(864,318)	(8.5)%	(683,127)	(6.8)%	(181,191)	26.5%
Impairment loss on goodwill	(475,003)	(4.7)%	-	-	475,003
Other income, net	(79,560)	(0.8)%	8,776	(0.1%	(88,336)	(1,006.6)%
Net finance cost	(20,669)	(0.2)%	(11,423)	(0.1)	(9,246)	(80.9)%
Income tax expense	(16,070)	(0.2)%	(8,555)	(6.9)%	(7,515)	(87.9)%
Net loss	$(1,455,620)	(14.3)%	$(694,329)	(87.2)%	$(761,291)	(109.6)%

Revenue

Revenue generated from our garment manufacturing business contributed $4,298,518 or 42.3% of our total revenue for the year ended March 31, 2020. Revenue generated from our garment manufacturing business contributed $3,359,638 or 33.5% of our total revenue for the year ended March 31, 2019. The increase of $938,880 was mainly because revenue in HSW decreased by $2,103,618 while revenue in DT increased by $2,811,698.

Revenue generated from our logistic business contributed $5,873,861 or 57.7% of our total revenue for the year ended March 31, 2020. Revenue generated from our logistic business contributed $6,667,283 or 66.5% of our total revenue for the year ended March 31, 2019. The Decrease mainly due to COVID-19, we cannot smoothly go through the logistics business.

Total revenue for the year ended March 31, 2020 and 2019 were $10,172,379 and $10,026,920, respectively, a 1.5% increase compared with the year ended March 31, 2019. The increase was mainly because the orders were increase mainly due to the increase in garment business as the garment business developed a new client. Holding companies, YX and QYTG did not have consulting service income in the year ended March 31. 2020. One of the subsidiaries, HSW, was losing order as some of its clients having market performance issue and they cut the order placed, which resulted in a decrease of revenue accepted.

Cost of revenue

					Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$4,298,518	100.0%	$3,359,638	100%	$938,880	27.9%
Raw materials	3,127,959	72.8%	2,521,935	75.1%
Labor	704,104	16.4%	362,139	10.8%
Other and Overhead	70,381	1.6%	171,161	5.1%
Total cost of revenue for garment manufacturing	3,902,444	90.8%	3,055,235	90.9%	847,209	27.7%
Gross profit for garment manufacturing	396,074	9.2%	304,403	9.1%	91,671	30.1%
Net revenue for logistic service	5,873,861	100.0%	6,667,282	100%	(793,421)	(11.9)%
Fuel, toll and other cost of logistic service	1,932,149	32.9%	2,445,439	36.7%	(513,290)	(21.0)%
Subcontracting fees	2,952,425	50.3%	3,243,552	48.6%	(291,127)	(9.0)%
Total cost of revenue for logistic service	4,884,574	83.2%	5,688,991	85.3%	(804,417)	(14.1)%
Gross Profit for logistic service	989,287	16.8%	978,291	14.7%	10,996	1.1%
Total cost of revenue	$8,787,018	86.4%	$8,744,226	87.2%	$42,792	0.5%
Gross profit	$1,385,361	13.6%	$1,282,694	12.8%	$102,667	8.0%

Cost of revenue for our manufacturing segment for the years ended March 31, 2020 and 2019 was $3,902,444 and $3,055,235, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the years ended March 31, 2020 and 2019 was $4,884,574 and $5,688,991, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees.

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 92.7% and 39.2% of raw materials purchases for the years ended March 31, 2020 and 2019, respectively. One and two suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2020 and 2019, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 25.6% and 13.3% of total cost of revenues for our service segment for the years ended March 31, 2020 and 2019, respectively. The percentage increased as we used more subcontracting services than last year. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Raw material costs for our manufacturing business were 72.8 % of our total manufacturing business revenue in the year ended March 31, 2020, compared with 75.1% in the year ended March 31, 2019. The decrease in percentages was mainly due to the purchase cost of the raw materials remained consistent, while the labor costs continued rising.

Labor costs for our manufacturing business were 16.4% of our total manufacturing business revenue in the year ended March 31, 2020, compared with 10.8% in the year ended March 31, 2019. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our manufacturing business accounted for 1.6% of our total manufacturing business revenue for the year ended March 31, 2020, compared with 5.1% of total manufacturing business revenue for the year ended March 31, 2019.

Fuel, toll and other costs for our service business for the year ended March 31, 2020 were $1,932,149 compared with $2,445,439 for the year ended March 31, 2019. Fuel, toll and other costs for our service business accounted for 32.9% of our total service revenue for the year ended March 31, 2020, compared with 36.7% for the year ended March 31, 2019. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the year ended March 31, 2020 decreased 9.0% to $2,952,425 from $3,243,552 for the year ended March 31, 2019. Subcontracting fees accounted for 50.3% and 48.6% of our total service business revenue in the years ended March 31, 2020 and 2019, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks. Moreover, the delivery cost of third-party has raised due to the market condition.

Total cost of revenue for the year ended March 31, 2020 was $8,787,018, nearly the same as the amount for the year ended March 31, 2019. Total cost of sales as a percentage of total sales for the year ended March 31, 2020 was 86.4%, compared with 87.2% for the year ended March 31, 2019. Gross margin for the year ended March 31, 2020 was 13.6% compared with 12.8% for the year ended March 31, 2019.

Gross profit

					Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Gross profit	$1,385,361	100%	$1,282,694	100%	102,667	8.0%
Operating expenses:
Selling expenses	(13,406)	(1.0)%	(17,905)	(1.4)%	(4,499)	(25.1)%
General and administrative expenses	(2,236,273)	(161.4)%	(1,947,916)	(151.9)%	288,357	14.8%
Total	$(2,249,679)	(162.4)%	$(1,965,821)	(153.3)%	283,858	14.4%
Loss from operations	$(864,318)	(62.4)%	$(683,127)	(53.3)%	181,191	26.5%

Manufacturing business gross profit for the year ended March 31, 2020 was $396,074 compared with $304,403 for the year ended March 31, 2019. Gross profit accounted for 9.2% of our total manufacturing business revenue for the year ended March 31, 2020, compared with 9.1% for the year ended March 31, 2019.

Gross profit in our service business for the year ended March 31, 2020 was $989,287 and gross margin was 16.8%. Gross profit in our service business for the year ended March 31, 2019 was $978,291 and gross margin was 14.7%.

The increase in gross margin was due to our focus on high margin customers, implementation of cost cutting measures and the effective control on our costs during the year.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the years ended March 31, 2020 and 2019 was $13,406 and $17,905, respectively. Our selling expenses in our service segment for the year ended March 31, 2020 and 2019 was $nil and $nil, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the year ended March 31, 2020 decreased 25.1% to $13,406 from $17,905 for the year ended March 31, 2019.

Our general and administrative expenses in our manufacturing segment for the years ended March 31, 2020 and 2019 was $167,344 and $278,407, respectively. Our general and administrative expenses in our service segment, for the year ended March 31, 2020 and 2019 was $909,159 and $959,471, respectively. Our general and administrative expenses in our corporate office for the year ended March 31, 2020 and 2019 was $1,159,770 and $710,038, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2020 increased 14.8% to $2,236,273 from $1,947,916 for the year ended March 31, 2019. The increase was mainly due to the increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements, new office rental expense, overseas traveling expense and expense of General Meetings.

Loss from operations

Loss from operations for the years ended March 31, 2020 and 2019 was $864,318 and $683,127, respectively. Income from operations of $215,324 and $8,092 was attributed from our manufacturing segment for the years ended March 31, 2020 and 2019, respectively. Income/(Loss) from operations of $80,128 and ($10) was attributed from our service segment for the years ended March 31, 2020 and 2019, respectively. We incurred a loss from operations in corporate office of $1,159,770 and $691,209 for the years ended March 31, 2020 and 2019, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Impairment Loss on Goodwill

For the year ended March 31, 2020, we recognized an impairment loss on goodwill of $475,003. A number of factors, including the overall financial performance, the slower than expected growth and trading conditions were considered. The goodwill impairment assessment process was conducted at the reporting units. We determined the fair value based on discounted cash flow calculations. Based on our impairment test of goodwill, the recoverable amount was lower than the carrying amount of the goodwill recorded and it was concluded that carrying amount of goodwill of $475,003 was impaired.

Income Tax Expenses

Income tax expense for the years ended March 31, 2020 and 2019 was $16,070 and $8,555, respectively, a 87.9% increase compared to 2019. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2020 and 2019.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the years ended March 31, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF, DT and YS were subject to an EIT rate of 25% in 2020. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2020.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2020 and 2019.

Net Loss

We incurred a net loss of $1,455,620 and $694,329 for the years ended March 31, 2020 and 2019, respectively. Our basic and diluted earnings per share were $0.06 and $0.03 for the year ended March 31, 2020 and 2019, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2020 and 2019 is as follow:

	2020	2019
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(1,150,853)	$1,193,161
Net cash used in investing activities	$(136,001)	$(229,240)
Net cash provided by (used in) financing activities	$1,555,984	$(948,526)

Net cash used in operating activities consist of net loss of $1,455,620, increased by depreciation of $114,391, loss on disposal of property and equipment of $87,305, impairment loss on goodwill of $475,003, and reduced by increase in change of operating assets and liabilities of $371,932. We will improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $136,001.

Net cash provided by financing activities consist of proceeds from bank loan of $515,447, repayment of bank loan of $371,868, repayment of related party borrowings of $1,063,323 and we received related party proceeds of $2,475,728.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, we had cash on hand of $531,681, total current assets of $6,001,242 and current liabilities of $10,096,528. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of March 31, 2020, the market foreign exchange rate had increased to RMB 7.08 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the years ended March 31, 2020 and 2019 was $91,443 and $96,716, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the year ended March 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Addentax Group Corp. together with its subsidiaries (“the Company”) as of March 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Singapore
June 29, 2020

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2020 AND 2019

	Note	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$531,681	$277,264
Accounts receivables, net	4	4,500,116	1,798,489
Inventories, net	7	347,531	318,047
Other receivables	5	231,974	178,128
Advances to suppliers	8	389,940	230,484
Total current assets		6,001,242	2,802,412

NON-CURRENT ASSETS
Plant and equipment, net	9	585,019	694,431
Goodwill		-	475,003
Operating lease right of use asset	14	1,835,717	-
Total non-current assets		2,420,736	1,169,434
TOTAL ASSETS		$8,421,978	$3,971,846

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	10	$353,114	$223,502
Accounts payable		3,620,583	884,251
Amount due to related parties	6	5,429,440	4,204,130
Advances from customers		18,931	102,673
Accrued expenses and other payables	13	230,917	259,837
Lease liabilities, current portion	14	443,543	-
Total current liabilities		10,096,528	5,674,393

NON-CURRENT LIABILITIES
Operating lease liability, net of current portion	14	1,392,174	-
Total non-current liabilities		1,392,174	-
TOTAL LIABILITIES		$11,488,702	$5,674,393

COMMITMENTS AND CONTINGENCIES	17

EQUITY
Common stock ($0.001 par value, 25,346,004 shares issued and outstanding for the year ended March 31, 2020 and 2019 respectively)		$25,346	$25,346
Additional paid-in capital		61,050	61,050
Retained earnings		(3,233,122)	(1,775,767)
Statutory reserve	15	23,514	21,779
Accumulated other comprehensive loss	15	56,488	(34,955)
Total deficit		(3,066,724)	(1,702,547)
TOTAL LIABILITIES AND EQUITY		$8,421,978	$3,971,846

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Note	2020	2019
REVENUES		$10,172,379	$10,026,920

COST OF REVENUES		(8,787,018)	(8,744,226)

GROSS PROFIT		1,385,361	1,282,694

OPERATING EXPENSES
Selling and marketing		(13,406)	(17,905)
General and administrative		(2,236,273)	(1,947,916)
Total operating expenses		(2,249,679)	(1,965,821)

LOSS FROM OPERATIONS		(864,318)	(683,127)

FINANCE COST, NET		(20,669)	(11,423)

IMPAIRMENT LOSS ON GOODWILL		(475,003)	-

OTHER (EXPENSES)/INCOME		(79,560)	8,776

LOSS BEFORE INCOME TAX EXPENSE		(1,439,550)	(685,774)

INCOME TAX EXPENSE	11	(16,070)	(8,555)

NET LOSS		(1,455,620)	(694,329)
Foreign currency translation gain	15	91,443	96,716
TOTAL COMPREHENSIVE LOSS		$(1,364,177)	$(597,613)

LOSS PER SHARE
Basic and diluted		(0.06)	(0.03)
Weighted average number of shares outstanding – Basic and diluted		25,346,004	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT MARCH 31, 2018	25,346,004	$25,346	$61,050	$(1,081,198)	$21,539	$(131,671)	$(1,104,934)
Transfer to Statutory reserve	-	-	-	(240)	240	-	-
Foreign currency translation	-	-	-	-	-	96,716	96,716
Net loss for the year	-	-	-	(694,329)	-	-	(694,329)
BALANCE AT MARCH 31, 2019	25,346,004	$25,346	$61,050	$(1,775,767)	$21,779	$(34,955)	$(1,702,547)

Transfer to Statutory reserve	-	-	-	(1,735)	1,735	-	-
Foreign currency translation	-	-	-	-	-	91,443	91,443
Net loss for the year	-	-	-	(1,455,620)	-	-	(1,455,620)
BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,455,620)	$(694,329)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	114,391	115,673
Loss on disposal of plant and equipment	87,305	10,324
Impairment loss on goodwill	475,003	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,701,627)	1,618,129
Inventories	(29,484)	(78,818)
Advances to suppliers	(159,456)	35,893
Amounts due from related parties	-	202,426
Other receivables	(53,846)	1,926,637
Accounts payables	2,736,332	(608,244)
Accrued expenses and other payables	(80,109)	130,721
Advances from customers	(83,742)	(1,459,187)
Taxes payable	-	(6,064)
Net cash (used in) provided by operating activities	$(1,150,853)	$1,193,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(136,001)	(229,240)
Net cash used in investing activities	$(136,001)	$(229,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	2,475,728	2,253,680
Repayment of related party borrowings	(1,063,323)	(3,368,969)
Proceeds from bank borrowings	515,447	223,502
Repayment of bank borrowings	(371,868)	-
Repayment of third party borrowings	-	(56,739)
Net cash provided by (used in) financing activities	$1,555,984	$(948,526)

NET INCREASE IN CASH AND CASH EQUIVALENTS	269,130	15,395
Effect of exchange rate changes on cash and cash equivalents	(14,713)	(2,937)
Cash and cash equivalents, beginning of year	277,264	264,806
CASH AND CASH EQUIVALENTS, END OF YEAR	$531,681	$277,264

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	15,143	9,593
Cash paid during the year for income tax	16,070	8,555
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	1,982,393	-

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

The Company incurred net loss of $1,455,620, $694,329 for the years ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, the Company had net current liability of $4,095,286 and $2,871,981, respectively, and a deficit on total equity of $3,066,724 and $1,702,547, respectively.

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

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

At March 31, 2020, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2020 and 2019.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended March 31, 2020 and 2019.

The followings are the percentages of accounts receivable balance of the top five customers over total accounts receivable as at March 31, 2020 and 2019.

	2020	2019
Customer A	65.4%	-%
Customer B	7.8%	9.9%
Customer C	5.3%	18.0%
Customer D	4.3%	12.3%
Customer E	4.2%	11.5%

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for both year ended March 31, 2020 and 2019.

During the years ended March 31, 2020 and 2019, approximately 92.7% and 39% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

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

The Company tested goodwill for impairment as of March 31, 2020 and it was determined that recoverable amount of one of the Company’s reporting units was lower than the carrying amount of the goodwill recorded. Therefore it was concluded that carrying amount of goodwill of $475,003 was impaired (Nil for 2019).

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

There was no impairment of long-lived assets as of March 31, 2020 and 2019.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of March 31, 2020 and 2019.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilised, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2020 & 2019.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2020 and 2019. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense were recorded relating to the Tax Act changes for the year ended March 31, 2020 and 2019.

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

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2020, the total outstanding borrowings amounted to $353,114 (RMB 2,500,000) with various interest rate from4.84% to 6.96% p.a. (Note 10)

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

(q)	Recently issued and adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on April 1, 2018 and determined it had no impact on its consolidated financial statements as of March 31, 2020.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842) “, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $1.8 million on its consolidated financial statements for the fiscal year ended March 31, 2020.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at March 31, 2020 and 2019 are as follows:

	2020	2019
Accounts receivable	$4,500,116	$1,798,489
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$4,500,116	$1,798,489

No allowance for doubtful accounts was made for the years ended March 31, 2020 and 2019.

5.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the years:

Amounts due to related parties	2020	2019
Zhida Hong	$5,043,489	$3,989,382
Zhongpeng Chen	160,427	169,235
Dewu Huang	81,287	-
Jinlong Huang	144,237	45,513
	$5,429,440	$4,204,130

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of March 31, 2020 and 2019:

	2020	2019
Raw materials	$230,742	$157,382
Work in progress	62,150	160,665
Finished goods	54,639	-
Total inventories, net	$347,531	$318,047

There is no inventory allowance for the year ended March 31, 2020 and 2019.

8.	ADVANCES TO SUPPLIERS

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

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of March 31, 2020 and 2019:

	2020	2019
Production plant	$67,247	$107,173
Motor vehicles	868,743	1,016,818
Office equipment	19,471	14,722
	955,461	1,138,713
Less: accumulated depreciation	(370,442)	(444,282)
Plant and equipment, net	$585,019	$694,431

Depreciation expense for the years ended March 31, 2020 and 2019 was $114,391 and $115,673, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a facility agreement with Dongguan Agricultural Commercial Bank and obtained a line of credit, which allows the Company to borrow up to approximately $211,868 (RMB1,500,000) for daily operations. The loans are guaranteed at no cost by legal representative of HSW. As of March 31, 2020, the Company has borrowed $211,868 (RMB1,500,000) under this line of credit with fixed interest rate of 6.96% per annum. The line of credit is fully used. The outstanding loan balance will be due in September 2020.

In August 2019, HSW entered into a new facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $141,246 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2020, the Company has borrowed $141,246 (RMB1,000,000) under this line of credit with various annual interest rates from 4.84% to 4.9%. The line of credit is fully used. The outstanding loan balance will be due in July 2020.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2020 and 2019.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF, DT and YS were subject to an EIT rate of 25% in 2020 and 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2020 and 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2020 and 2019.

No deferred taxes were recognized for the years ended March 31, 2020 and 2019.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2020	2019
PRC statutory tax rate	25%	25%
Computed expected benefits	$(359,888)	$(171,444)
Temporary differences not recognized	(15,205)	19,291
Differed tax assets not recognized	268,680	160,708
Expense not deductible for income tax	122,483	-
Income tax expense	$16,070	$8,555

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, DT and YS enjoyed preferential VAT rate of 13%. The Companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 11% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2020 and 2019. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Manufacturing of garments (the “Manufacturing segment”); and
(b)	Providing logistic services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the years ended March 31, 2020 and 2019 are as follows:

Revenues	2020	2019
Manufacturing segment	$4,298,518	$3,359,637
Service segment	5,873,861	6,667,283
	$10,172,379	$10,026,920

Income from operations by segment for the years ended March 31, 2020 and 2019 are as follows:

Operating income (loss)	2020	2019
Manufacturing segment	$215,324	$8,091
Service segment	80,128	(10
Corporate and other	(1,159,770)	(691,208)
Loss from operations	$(864,318)	$(683,127)
Manufacturing segment	(501,689)	(12,762
Service segment	(72,750)	10,118
Corporate and other	(793)	(3)
Loss before income tax	$(1,439,550)	$(685,774)
Income tax expense	(16,070)	(8,555)
Net loss	$(1,455,620)	$(694,329)

Depreciation and amortization by segment for the years ended March 31, 2020 and 2019 are as follows:

Depreciation	2020	2019
Manufacturing segment	$9,739	$23,036
Service segment	104,652	92,637
	$114,391	$115,673

Total assets by segment at March 31, 2020 and 2019 are as follows:

Total assets	2020	2019
Manufacturing segment	$4,098,758	$1,242,335
Service segment	2,422,140	2,253,308
Corporate and other	1,901,080	476,203
	$8,421,978	$3,971,846

Goodwill by segment at March 31, 2020 and 2019 is as follows:

Goodwill	2020	2019
Manufacturing segment	$-	$475,003
	$-	$475,003

The recoverable amounts of reporting units are determined based on discounted cash flow calculations. The calculations use forecast for the first year and cash flow projections based on financial forecasts prepared by management covering the remaining 4-year operating period. The key assumptions include revenue, cost of sales and operating expenses which were determined by management based on the past performance and the implementation of the Company’s strategy. Based on the impairment test of goodwill, the recoverable amount was lower than the carrying amount of the goodwill recorded and it was concluded that the carrying amount of goodwill of $475,003 as of March 31, 2020 was fully impaired.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2020 and 2019:

	2020	2019
Accrued wages and welfare	61,776	84,677
Other payables	169,141	175,160
	$230,917	$259,837

14.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2020, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of March 31, 2020 and March 31, 2019, the right-of use asset and lease liabilities are as follows:

	March 31, 2020	March 31, 2019

Right-of-use asset – operating leases	$1,835,717	$-

Lease liabilities – current portion	443,543	-
Lease liabilities – non-current portion	1,392,174	-
	$1,835,717	$-

Lease cost

	2020	2019

Operating lease cost	451,684	94,986
Short-term lease cost	63,785	-
	515,470	94,986

Other information

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$515,470	$-
Right-of-use assets obtained in exchange for new operating leases liabilities	1,982,393	-
Weighted average remaining lease term - Operating leases (years)	4.2	-
Weighted average discount rate - Operating leases	4.35%	-

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The paid-up statutory reserve was $23,514 and $21,779 as of March 31, 2020 and 2019, respectively.

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

The Coronavirus Disease (COVID-19) outbreak and the measures taken to contain the spread of the pandemic have created a high level of uncertainty to global economic prospects and this has impacted the Company’s operations and its financial performance in the last two months of the financial year and subsequent to the financial year end.

As the situation continues to evolve with significant level of uncertainty, the Company is unable to reasonably estimate the full financial impact of the COVID-19 outbreak. The Company is monitoring the situation closely and to mitigate the financial impact, it is conscientiously managing its cost by adopting an operating cost reduction strategy and conserving liquidity by working with major creditors to align repayment obligations with receivable collections.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020.   Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020   using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020   based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	29	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	27	Chief Financial Officer and Treasurer	March 8, 2019

Ng Chung Chi (1)	39	Independent Director (Resigned since May 28th, 2020)	March 13, 2019

Yu Jiaxin (1)	38	Independent Director	March 13, 2019

Li Weilin (1)	39	Independent Director	March 13, 2019

Hong Zhiwang	26	Director	March 13, 2019

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

Ng Chung Chi, Independent Director

Ms. Ng Chung Chi earned her bachelor’s degree in accountancy and law from City University of Hong Kong in 2003, and earned her professional accountancy qualifications from the ACCA and HKICPA in 2008 and 2010, respectively. Ms. Ng currently is the CFO of a multinational security services company. Prior to her CFO role, she was an Audit Senior Manager and Asian Services Leader in a Top 10 ranked International CPA firm in the United States. Ms. Ng has over fifteen years of accounting and financial reporting experience at an International CPA firm, providing audit and assurance services to publicly-traded company in the US with its main operations in the US and Asia Pacific, including China, Taiwan, Singapore, India, New Zealand, etc. In addition, to providing audit and assurance service, she involved in assisting companies in the going public and going private transactions in the US, supporting their needs for on-going SEC compliance, internal control advisory, and merger and acquisition activities. She brings to the Board deep finance, audit and business experience. On May 28, 2020, Ms. NG Chung Chi resigned as an independent director and Chairman of the Audit Committee of the Company to focus on personal and other business interests and commitments.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2019 and 2020:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong	2020	$17,229	0	0	0	0	0	0	$17,229
(CEO)	2019	$16,589	0	0	0	0	0	0	$16,589

Chao Huang	2020	$17,229	0	0	0	0	0	0	$17,229
(CFO)	2019	$11,496	0	0	0	0	0	0	$11,496

There are no current employment agreements between the Company and its officers.

Mr. Hong Zhida is the Company’s Chief Executive Officer, President and Secretary. Mr. Hong’s compensation is $1,435.75 per month. Mr. Hong may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Mr. Huang Chao as the Company’s Chief Financial Officer and Treasurer. On April 15, 2019, the Company entered into an employment agreement with Mr. Chao. Mr. Chao’s compensation is $1,435.75 per month. Mr. Chao may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2020, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage of Shares Beneficially Owned—Before Offering” is based on a total of 25,346,004 shares of our issued and outstanding common stock. The columns entitled “Percentage of Shares Beneficially Owned — After Offering” also include (i) 1,000,000 shares of common stock outstanding after completion of this offering, assuming the closing of the minimum offering amount, or (ii) 4,000,000 shares of common stock outstanding after completion of this offering, assuming the closing of the maximum offering amount.

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

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2020, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets, except as set forth below:

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

Item 14. Principal Accountant Fees and Services

During fiscal years ended March 31, 2020 and 2019 we incurred approximately $80,000 and $82,000, respectively in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2020 and 2019 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 29, 2020

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	President, Chief Executive Officer and Director	June 29, 2020
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	Chief Financial Officer	June 29, 2020
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Yu Jiaxin	Director	June 29, 2020
Yu Jiaxin

/s/ Li Weilin	Director	June 29, 2020
Li Weilin

/s/ Hong Zhiwang	Director	June 29, 2020
Hong Zhiwang

