Form 10-Q
period 2020-06-30
ADDENTAX GROUP CORP.
filed 2020-08-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification Number)

Kingkey 100, Block A, Room 4805,

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

As of August 14, 2020, there were 25,346,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2020 and 2019

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2020 (UNAUDITED) AND MARCH 31, 2020 (AUDITED)

	Note	June 30, 2020	March 31, 2020
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$1,549,409	$531,681
Accounts receivables, net	4	1,676,946	4,500,116
Inventories, net	7	596,793	347,531
Other receivables	5	146,252	231,974
Advances to suppliers	8	558,418	389,940
Total current assets		4,527,818	6,001,242

NON-CURRENT ASSETS
Plant and equipment, net	9	692,490	585,019
Operating lease right of use asset	14	1,713,385	1,835,717
Total non-current assets		2,405,875	2,420,736
TOTAL ASSETS		$6,933,693	$8,421,978

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	10	$353,854	$353,114
Accounts payable		1,532,905	3,620,583
Amount due to related parties	6	5,796,059	5,429,440
Advances from customers		164,486	18,931
Accrued expenses and other payables	13	240,283	230,917
Lease liabilities, current portion	14	428,198	443,543
Total current liabilities		8,515,785	10,096,528

NON-CURRENT LIABILITIES
Operating lease liability, net of current portion	14	1,285,187	1,392,174
Total non-current liabilities		1,285,187	1,392,174
TOTAL LIABILITIES		$9,800,972	$11,488,702

COMMITMENTS AND CONTINGENCIES	17

EQUITY
Common stock ($0.001 par value, 25,346,004 shares issued and outstanding for the three months ended June 30, 2020 and 2019 respectively)		$25,346	$25,346
Additional paid-in capital		61,050	61,050
Retained earnings		(3,029,222)	(3,233,122)
Statutory reserve	15	23,514	23,514
Accumulated other comprehensive loss	15	52,033	(56,488)
Total deficit		(2,867,279)	(3,066,724)
TOTAL LIABILITIES AND EQUITY		$6,933,693	$8,421,978

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

		For the three months ended June 30,
	Note	2020	2019
		(unaudited)	(unaudited)
REVENUES		$5,918,215	$2,209,492

COST OF REVENUES		(5,120,576)	(1,851,560)

GROSS PROFIT		797,639	357,932

OPERATING EXPENSES
Selling and marketing		(153,245)	(7,227)
General and administrative		(455,962)	(704,446)
Total operating expenses		(609,207)	(711,673)

INCOME (LOSS) FROM OPERATIONS		188,432	(353,741)

FINANCE COST, NET		(4,918)	(4,390)

OTHER INCOME/(EXPENSES)		23,745	(7,005)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE		207,259	(365,136)

INCOME TAX EXPENSE	11	(3,359)	(2,212)

NET INCOME (LOSS)		203,900	(367,348)
Foreign currency translation gain or loss	15	(4,455)	37,002
TOTAL COMPREHENSIVE INCOME (LOSS)		$199,445	$(330,346)

EARNINGS (LOSS) PER SHARE
Basic and diluted		0.01	(0.00)
Weighted average number of shares outstanding – Basic and diluted		25,346,004	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2020(UNADUDITED) AND 2019 (AUDITED)

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT MARCH 31, 2019	25,346,004	$25,346	$61,050	$(1,775,767)	$21,779	$(34,955)	$(1,702,547)
Transfer to Statutory reserve	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	37,003	37,003
Net loss for the period	-	-	-	(367,348)	-	-	(367,348)
BALANCE AT JUNE 30, 2019	25,346,004	$25,346	$61,050	$(2,143,115)	$21,779	$2,048)	$(2,032,892)

BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)
Transfer to Statutory reserve	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(4,455)	(4,455)
Net loss for the period	-	-	-	203,900	-	-	203,900
BALANCE AT JUNE 30, 2020	25,346,004	$25,346	$61,050	$(3,029,222)	$23,514	$52,033	$(2,867,279)

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	2020 (unaudited)	2019 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203,900	$(367,348)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23,473	28,699
Loss on disposal of plant and equipment	4,947	3,390
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,823,170	50,621
Inventories	(249,262)	(94,496)
Advances to suppliers	(168,478)	103,672
Other receivables	85,722	81,656
Accounts payables	(2,087,678)	(282,914)
Accrued expenses and other payables	17,042	198,354
Advances from customers	145,555	(50,403)
Net cash provided by (used in) operating activities	$798,391	$(328,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(143,148)	(90,140)
Net cash used in investing activities	$(143,148)	$(90,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	3,302,608	650,679
Repayment of related party borrowings	(2,942,222)	(209,699)
Net cash provided by financing activities	$360,386	$440,980

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,015,629	22,071
Effect of exchange rate changes on cash and cash equivalents	2,099	(766)
Cash and cash equivalents, beginning of the period	531,681	277,264
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,549,409	$298,569

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	3,765	3,912
Cash paid during the year for income tax	3,359	2,212
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	-	551,117

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company incurred net income of $203,900, and net loss of $367,348 for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and March 31, 2020, the Company had net current liability of $3,987,967 and $4,095,286, respectively, and a deficit on total equity of $2,867,279 and $3,066,724, respectively.

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

As at June 30, 2020, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at June 30, 2020 and March 31, 2020.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the three months ended June 30, 2020 and 2019.

The followings are the percentages of accounts receivable balance of the top five customers over total accounts receivable as at June 30, 2020 and March 31, 2020.

	June 30, 2020	March 31, 2020
Customer A	23.2%	5.3%
Customer B	17.2%	65.4%
Customer C	11.9%	4.3%
Customer D	8.9%	4.2%
Customer E	7.3%	Nil %

(g)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for both periods ended June 30, 2020 and 2019.

During the three months ended June 30, 2020 and 2019, approximately 98% and 74% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

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

The balance of goodwill was Nil as of June 30, 2020 and March 31, 2020.

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

There was no impairment of long-lived assets as of June 30, 2020 and March 31, 2020.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive ordinary shares as of June 30, 2020 and March 31, 2020.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilised, therefore, the Company does not recognize any tax benefits for the three months ended June 30, 2020 & 2019.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended June 30, 2020 and 2019. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense were recorded relating to the Tax Act changes for the months ended June 30, 2020 and 2019.

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

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2020, the total outstanding borrowings amounted to $353,854 (RMB 2,500,000) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

(q)	Recently issued and adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. The Company adopted this guidance on April 1, 2020 and determined it had no impact on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on December 15, 2019. The Company adopted this ASU on April 1, 2020 and determined it had no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842) “, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $1.7 million and $1.8 million on its consolidated financial statements as at June 30, 2020 and March 31, 2020.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at June 30, 2020 and March 31, 2020 are as follows:

	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Accounts receivable	$1,676,946	$4,500,116
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,676,946	$4,500,116

No allowance for doubtful accounts was made for the three months ended June 30, 2020 and March 31, 2020.

5.	OTHER RECEIVABLES

Other receivables primarily represent rental deposit; refundable security deposits to customers for quality assurance on the provision of logistic service; and unsecured and non-interest bearing short-term advances that the Company makes from time-to-time to employees. These advances are unsecured and due on demand.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of June 30, 2020 and March 31, 2020:

Amounts due to related parties	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Zhida Hong	$5,161,562	$5,043,489
Zhongpeng Chen	160,763	160,427
Bihua Yang	337,462	-
Dewu Huang	-	81,287
Jinlong Huang	136,272	144,237
	$5,796,059	$5,429,440

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Raw materials	$456,360	$230,742
Work in progress	4,328	62,150
Finished goods	136,105	54,639
Total inventories, net	$596,793	$347,531

There is no inventory allowance for the three months ended June 30, 2020 and 2019.

8.	ADVANCES TO SUPPLIERS

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

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Production plant	$99,012	$67,247
Motor vehicles	935,179	868,743
Office equipment	19,512	19,471
	1,053,703	955,461
Less: accumulated depreciation	(361,213)	(370,442)
Plant and equipment, net	$692,490	$585,019

The Company acquired two production lines amounted to $54,327 to manufacture masks for the epidemic prevention supplies business and two new motor truckers amounted to $86,072 for the logistic service business. During the period, the Company disposed of an old motor trucker with original cost of $22,505 and accumulated depreciation of $15,791. The Company also replaced a few small items of old machinery and office equipment.

Depreciation expense for the three months ended June 30, 2020 and 2019 was $23,473 and $28,699, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a facility agreement with Dongguan Agricultural Commercial Bank and obtained a line of credit, which allows the Company to borrow up to approximately $212,334 (RMB1,500,000) for daily operations. The loans are guaranteed at no cost by legal representative of HSW. As of June 30, 2020, the Company has borrowed $212,334 (RMB1,500,000) under this line of credit with fixed interest rate of 6.96% per annum. The line of credit is fully used. The outstanding loan balance will be due in September 2020.

In August 2019, HSW entered into a new facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $141,543 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2020, the Company has borrowed $141,543 (RMB1,000,000) under this line of credit with various annual interest rates from 4.84% to 4.9%. The line of credit is fully used. The outstanding loan balance will be due in July 2020.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2020 and 2019.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, QYTG, HSW, HPF, DT and YS were subject to an EIT rate of 25% in 2020 and 2019. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2020 and 2019.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2020 and 2019.

No deferred taxes were recognized for the three months ended June 30, 2020 and 2019.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended June 30
	2020	2019
	(unaudited)	(unaudited)
PRC statutory tax rate	25%	25%
Computed expected benefits	$51,815	$(91,284)
Temporary differences not recognized	(103,932)	(1,284)
Differed tax assets not recognized	55,476	94,779
Income tax expense	$3,359	$2,212

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garments. Including manufacturing and distribution of garments;
(b)	Logistic service. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
Revenues	2020	2019
	(unaudited)	(unaudited)
Garments	$1,274,806	$551,317
Logistic service	1,533,381	1,658,175
Epidemic prevention supplies	3,110,028	-
	$5,918,215	$2,209,492

Income from operations by segment for the three months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
Operating income (loss)	2020	2019
	(unaudited)	(unaudited)
Garments	$65,562	$46,217
Logistic service	9,560	(18,311)
Epidemic prevention supplies	288,717	-
Corporate and other	(175,407)	(381,647)
Income (loss) from operations	$188,432	$(353,741)
Garments	21,158	(7,182)
Logistic service	(1,443)	(4,127)
Epidemic prevention supplies	1	-
Corporate and other	(889)	(86)
Income (loss) before income tax	$207,259	$(365,136)
Income tax expense	(3,359)	(2,212)
Net income (loss)	$203,900	$(367,348)

Depreciation and amortization by segment for the three months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
Depreciation	2020	2019
	(unaudited)	(unaudited)
Garments	$1,839	$3,027
Logistic service	20,728	25,672
Epidemic prevention supplies	905	-
	$23,473	$28,699

Total assets by segment as at June 30, 2020 and March 31, 2020 are as follows:

Total assets	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Garments	$1,858,851	$4,098,758
Logistic service	3,107,474	2,422,140
Epidemic prevention supplies	200,178	-
Corporate and other	1,767,190	1,901,080
	$6,933,693	$8,421,978

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Accrued wages and welfare	105,882	61,776
Other payables	134,401	169,141
	$240,283	$230,917

14.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2020, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

As of June 30, 2020 and March 31, 2020, the right-of use asset and lease liabilities are as follows:

	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
Right-of-use asset – operating leases	$1,713,385	$1,835,717

Lease liabilities – current portion	428,198	443,543
Lease liabilities – non-current portion	1,285,187	1,392,174
	$1,713,385	$1,835,717

Lease cost

	Three months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Operating lease cost	111,706	56,833
Short-term lease cost	-	57,507
	111,706	114,340

Other information

	Three months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$111,706	$114,340
Right-of-use assets obtained in exchange for new operating leases liabilities	-	551,117
Weighted average remaining lease term - Operating leases (years)	4.0	1.8
Weighted average discount rate - Operating leases	4.35%	4.35%

15.	RESERVES

(a)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The paid-up statutory reserve was $23,514 as of June 30, 2020 and March 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2020 and 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into three segments: Garment, Logistics services and Epidemic prevention supplies.

Our garment business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), Dongguan Yingxi Daying Commercial Co., Ltd (“DY”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China.

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

Our epidemic prevention supplies business consists of manufacturing and distribution of epidemic prevention products and trading of epidemic prevention supplies in both domestic and overseas markets. We conduct our manufacturing of the epidemic prevention products in Dongguan Yushang Clothing Co., Ltd (“YS”). We conduct the trading of epidemic prevention suppliers through Addentax Group Corp. (“ATXG”) and Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”).

Business Objectives

Garment Business

We believe the strength of our garment business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment segment is to expand our customer base and improve our profit.

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2020, we provide logistic service to over 66 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2020.

Epidemic prevention supplies Business

The primary objective of our epidemic prevention supplies business is to take the advantage of our resource in supply chain from the garment segment to facilitate the production, distribution and trading of epidemic prevention supplies, to increase our revenue base and improve our net profit.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of garment sales in our second and third quarters and higher logistic service revenue in our third and fourth quarters. These trends primarily result from the timing of seasonal garment shipments and holiday periods in the logistic segment.

Collection Policy

Garment business

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

Epidemic prevention supplies business

For Epidemic prevention supplies business, we generally receive payment from the customers within 30 days following the delivery of finished goods. We would also give our long-term customers with an installment policy which would provide them 12 months installment to maintain a good business relationship.

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

Recently issued and adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. The Company adopted this guidance on April 1, 2020 and determined it had no impact on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on December 15, 2019. The Company adopted this ASU on April 1, 2020 and determined it had no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842) “, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. According to this new standard, the Company recorded both right-of-use asset and lease liability of $1.7 million and $1.8 million on its consolidated financial statements as at June 30, 2020 and March 31, 2020.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended June 30, 2020 and 2019

The following tables summarize our results of operations for the three months ended June 30, 2020 and 2019. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

					Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$5,918,215	100.0%	$2,209,492	100%	$3,708,723	167.9%
Cost of revenues	(5,120,576)	(86.5)%	(1,851,560)	(83.8)%	(3,269,016)	(176.6)%
Gross profit	797,639	13.5%	357,932	16.2%	439,707	122.8%
Operating expenses	(609,207)	(10.3)%	(711,673)	(32.2)%	102,466	14.4%
Income (Loss) from operations	188,432	3.2%	(353,741)	(16.0)%	542,173	153.3%
Other income, net	23,745	0.4%	(7,005)	(0.3)%	30,750	439.0%
Net finance cost	(4,918)	(0.1)%	(4,390)	(0.2)%	(528)	(11.0)%
Income tax expense	(3,359)	(0.1)%	(2,212)	(0.1)%	(1,147)	(51.9)%
Net income (loss)	$203,900	3.4%	$(367,348)	(16.6)%	$571,248	155.5%

Revenue

Revenue generated from our garment business contributed $1,274,806 or 21.5% of our total revenue for the three months ended June 30, 2020. Revenue generated from our garment business contributed $551,317 or 25.0% of our total revenue for the three months ended June 30, 2019. The increase of $0.7 million was mainly because revenue in HSW decreased by $0.4 million while revenue in DT increased by $0.9 million and revenue in YBY increased by $0.2 million.

Revenue generated from our logistic business contributed $1,533,381 or 25.9% of our total revenue for the three months ended June 30, 2020. Revenue generated from our logistic business contributed $1,658,175 or 75.0% of our total revenue for the three months ended June 30, 2019. The decrease mainly due to COVID-19, we cannot smoothly go through the logistics business.

Revenue generated from our epidemic prevention supplies business contributed $3,110,028, or 52.6% of our total revenue for the three months ended June 30, 2020. This is a new business developed in the current period. It included revenue from trading of merchandise and revenue from sales of our own products. The revenue from trading of merchandise was $3,041,672, representing 97.8% of total revenue from the epidemic prevention suppliers business.

Total revenue for the three months ended June 30, 2020 and 2019 were $5,918,215 and $2,209,492, respectively, a 167.9% increase compared with the three months ended June 30, 2019. The increase was mainly because the increase of garment business in DT and YBY and the epidemic prevention supplies business newly developed in current period.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Net revenue for garment	$1,274,806	100.0%	$551,317	100%	$723,489	131.2%
Raw materials	945,284	74.2%	376,486	68.3%	568,78	151.1%
Labor	229,096	18.0%	53,520	9.7%	175,576	328.1%
Other and Overhead	8,427	0.7%	19,596	3.6%	(11,169)	(57.0)%
Total cost of revenue for garment	1,182,807	92.8%	449,602	81.6%	733,205	163.1%
Gross profit for garment	91,999	7.2%	101,715	18.4%	(9,716)	(9.6)%
Net revenue for logistic service	1,533,381	100.0%	1,658,175	100.0%	(124,794)	(7.5)%
Fuel, toll and other cost of logistic service	384,229	25.1%	564,507	34.0%	(180,278)	(31.9)%
Subcontracting fees	902,065	58.8%	837,451	50.5%	64,614	7.7%
Total cost of revenue for logistic service	1,286,294	83.9%	1,401,958	84.5%	(115,664)	(8.3)%
Gross Profit for logistic service	247,087	16.1%	256,217	15.5%	(9,130)	(3.6)%
Net revenue for epidemic prevention supplies	$3,110,028	100%	$-	-%	$3,110,028
Merchandise/Finished goods/Raw materials	2,546,955	81.9%	-	-%	2,546,955
Labor	64,946	2.1%	-	-%	64,946
Other and Overhead	39,574	1.3%	-	-%	39,574
Total cost of revenue for epidemic prevention supplies	2,651,475	85.3%	-	-%	2,651,475
Gross profit for epidemic prevention supplies	458,553	14.7	-	-	458,553
Total cost of revenue	$5,120,576	86.5%	$1,851,560	83.8%	$3,269,016	176.6%
Gross profit	$797,639	13.5%	$357,932	16.2%	$439,707	122.8%

Cost of revenue for our garment segment for the three months ended June 30, 2020 and 2019 was $1,182,807 and $449,602, respectively, which includes direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for our service segment for the three months ended June 30, 2020 and 2019 was $1,286,294 and $1,401,958, respectively, which includes gasoline and diesel fuel, toll charges, other cost of logistic service and subcontracting fees. Cost of revenue for our new epidemic prevention supplies segment for the three months ended June 30, 2020 was $2,651,475.

For our garment business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 97.9% and 73.8% of raw materials purchases for the three months ended June 30, 2020 and 2019, respectively. Two suppliers provided more than 10% of our raw materials purchases for both three months ended June 30, 2020 and 2019. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw material costs for our garment business were 74.2% of our total garment business revenue in the three months ended June 30, 2020, compared with 68.3% in the three months ended June 30, 2019. The increased in percentages was mainly due to the purchase cost of the raw materials as the continuing high demand from epidemic prevention supplies industry drove up the prices of cotton fabrics.

Labor costs for our garment business were 18.0% of our total garment business revenue in the three months ended June 30, 2020, compared with 9.7% in the three months ended June 30, 2019. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment business accounted for 0.7% of our total garment business revenue for the three months ended June 30, 2020, compared with 3.6% of total garment business revenue for the three months ended June 30, 2019.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 34.4% and 36.2% of total cost of revenues for our service segment for the three months ended June 30, 2020 and 2019, respectively. The percentage decreased as we used new suppliers after evaluation of suppliers’ performance. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our service business for the three months ended June 30, 2020 were $384,229 compared with $564,507 for the three months ended June 30, 2019. Fuel, toll and other costs for our service business accounted for 25.1% of our total service revenue for the three months ended June 30, 2020, compared with 34.0% for the three months ended June 30, 2019. The decrease in percentages was primarily attributable to increase of use of subcontractors.

Subcontracting fees for our service business for the three months ended June 30, 2020 increased 7.7% to $902,065 from $837,451 for the three months ended June 30, 2019. Subcontracting fees accounted for 58.8% and 50.5% of our total service business revenue in the three months ended June 30, 2020 and 2019, respectively. This increase in percentages was primarily because the Company subcontracted more shipping orders to subcontractors in 2019 due to the increase in shipping orders with the destination that were not covered by the Company’s own delivery and transportation networks. Moreover, the delivery cost of third-party has raised due to the market condition.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The cost of merchandise was $2,457,227, represented 92.7% of total cost of revenue of the epidemic prevention supplies business.

Total cost of revenue for the three months ended June 30, 2020 was $5,120,576, compared with the amount of $1,851,560 for the three months ended June 30, 2019. Total cost of sales as a percentage of total sales for the three months ended June 30, 2020 was 86.5%, compared with 83.8% for the three months ended June 30, 2019. Gross margin for the three months ended June 30, 2020 was 13.5% compared with 16.2% for the three months ended June 30, 2019.

Gross profit

	Three months ended June 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Gross profit	$797,639	100%	$357,932	100%	439,707	122.8%
Operating expenses:
Selling expenses	(153,245)	(23.1)%	(7,227)	(2.0)%	(146,018)	(2020.4)%
General and administrative expenses	(455,962)	(68.9)%	(704,446)	(196.8)%	248,484	35.3%
Total	$(609,207)	(92.0)%	$(711,673)	(198.8)%	102,466	14.4%
Income (Loss) from operations	$188,432	8.0%	$(353,741)	(98.8)%	542,173	153.3%

Garment business gross profit for the three months ended June 30, 2020 was $91,999 compared with $101,715 for the three months ended June 30, 2019. Gross profit accounted for 7.2% of our total manufacturing business revenue for the three months ended June 30, 2020, compared with 18.4% for the three months ended June 30, 2019. The decrease of gross margin was due to increase of raw materials cost and labor cost.

Gross profit in our service business for the three months ended June 30, 2020 was $247,087 and gross margin was 16.1%. Gross profit in our service business for the three months ended June 30, 2019 was $256,217 and gross margin was 15.5%.

Gross profit in our epidemic prevention supplies business for the three months ended June 30, 2020 was $458,553 and gross margin was 14.7%.

Selling, General and administrative expenses

Our selling expenses in our manufacturing segment for the three months ended June 30, 2020 and 2019 was $611 and $7,227, respectively. Our selling expenses in our service segment was $nil for the three months ended June 30, 2020 and 2019, respectively. Selling expenses in our epidemic prevention supplies segment was $152,634 for the three months ended June 30, 2020. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended June 30, 2020 increased 2020.4% to $153,245 from $7,227 for the months ended June 30, 2019.

Our general and administrative expenses in our manufacturing segment for the three months ended June 30, 2020 and 2019 was $25,825 and $48,271, respectively. Our general and administrative expenses in our service segment, for the three months ended June 30, 2020 and 2019 was $237,526 and $274,528, respectively. Our general and administrative expenses in our epidemic prevention supplies segment was $17,202 for the three months ended June 30, 2020. Our general and administrative expenses in our corporate office for the three months ended June 30, 2020 and 2019 was $175,409 and $381,647, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2020 decreased 35.3% to $455,962 from $704,446 for the three months ended June 30, 2019. The amount was $248,483 higher in the three months ended June 30, 2019 was mainly due to the professional fees for Form S1 filing.

Income (loss) from operations

Income (loss) from operations for the three months ended June 30, 2020 and 2019 was $188,432 and $(353,741), respectively. Income from operations of $65,562 and $46,217 was attributed from our garment segment for the three months ended June 30, 2020 and 2019, respectively. Income (loss) from operations of $9,560 and $(18,311) was attributed from our service segment for the three months ended June 30, 2020 and 2019, respectively. Income from operations of $369,578 was attributed from our epidemic prevention supplies segment for the three months ended June 30, 2020. We incurred a loss from operations in corporate office of $256,268 and $381,647 for the three months ended June 30, 2020 and 2019, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2020 and 2019 was $3,359 and $2,212, respectively, a 51.9% increase compared to 2019. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2020 and 2019.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companies, HSW, HPF, DT, YS and YBY were subject to an EIT rate of 25% in 2020. XKJ enjoyed the preferential tax benefits and its EIT rate was 15% in 2020.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2020 and 2019.

Net Income (Loss)

We incurred a net income of $203,900 and a net loss of $367,348 for the three months ended June 30, 2020 and 2019, respectively. Our basic and diluted earnings per share were $0.01 and $0.00 for the three months ended June 30, 2020 and 2019, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2020 and 2019 is as follow:

	Three months ended June 30,
	2020	2019
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$798,391	$(328,769)
Net cash used in investing activities	$(143,148)	$(90,140)
Net cash provided by financing activities	$360,386	$440,980

Net cash used in operating activities consist of net income of $203,900, increased by depreciation of $23,473, loss on disposal of property and equipment of $4,947, and decrease in change of operating assets and liabilities of $566,071. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $143,148.

Net cash provided by financing activities consist of repayment of related party borrowings of $2,942,222 and we received related party proceeds of $3,302,608.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, we had cash on hand of $1,549,409, total current assets of $4,527,818 and current liabilities of $8,515,785. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2020, the market foreign exchange rate had decreased to RMB 7.07 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the three months ended June 30, 2020 and 2019 was $(4,455) and $37,002, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Addentax Group Corp.

Date: August 14, 2020	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

