Form 10-Q
period 2020-09-30
ADDENTAX GROUP CORP.
filed 2020-11-23
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of November 16, 2020, there were 25,346,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the six months ended September 30, 2020 and 2019

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020 (UNAUDITED)

	September 30, 2020	March 31, 2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,178,394	$531,681
Accounts receivables, net	1,338,787	4,500,116
Inventories	634,901	347,531
Other receivables	215,566	231,974
Advances to suppliers	717,799	389,940
Total current assets	4,085,447	6,001,242

NON-CURRENT ASSETS
Plant and equipment, net	934,223	585,019
Operating lease right of use asset	1,633,824	1,835,717
Total non-current assets	2,568,047	2,420,736
TOTAL ASSETS	$6,653,494	$8,421,978

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$234,149	$353,114
Accounts payable	1,218,896	3,620,583
Amount due to related parties	5,959,583	5,429,440
Advances from customers	56,472	18,931
Accrued expenses and other payables	227,070	230,917
Operating lease liability current portion	433,215	443,543
Total current liabilities	8,129,385	10,096,528

NON-CURRENT LIABILITIES
Operating lease liability, net of current portion	1,200,609	1,392,174
Total non-current liabilities	1,200,609	1,392,174
TOTAL LIABILITIES	$9,329,994	$11,488,702

EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,093,004 and 25,346,004 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively)	$26,093	$25,346
Additional paid-in capital	3,795,303	61,050
Retained earnings	(6,489,747)	(3,233,122)
Statutory reserve	23,514	23,514
Accumulated other comprehensive loss	(31,663)	56,488
Total deficit	(2,676,500)	(3,066,724)
TOTAL LIABILITIES AND EQUITY	$6,653,494	$8,421,978

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

REVENUES	$11,684,297	$1,945,002	$17,602,512	$4,154,494

COST OF REVENUES	(14,705,387)	(1,624,083)	(19,825,963)	(3,475,643)

GROSS (LOSS) PROFIT	(3,021,090)	320,919	(2,223,451)	678,851

OPERATING EXPENSES
Selling and marketing	(5,788)	(3,639)	(159,033)	(10,866)
General and administrative	(466,043)	(626,647)	(922,005)	(1,331,094)
Total operating expenses	(471,831)	(630,286)	(1,081,038)	(1,341,960)

LOSS FROM OPERATIONS	(3,492,921)	(309,367)	(3,304,489)	(663,109)

Interest income	4	10	15	50
Interest expenses	(1,026)	(7, 902 )	(5,955)	(12,330)

Other income (expense), net	37,471	(3,814)	61,216	(10,820)

LOSS BEFORE INCOME TAX EXPENSE	(3,456,472)	(321,073)	(3,249,213)	(686,209)

INCOME TAX EXPENSE	(4,053)	(852)	(7,412)	(3,064)

NET LOSS	(3,460,525)	(321,925)	(3,256,625)	(689,273)
Foreign currency translation gain (loss)	(83,696)	74,201	(88,151)	109,156
TOTAL COMPREHENSIVE LOSS	$(3,544,221)	$(247,724)	(3,344,776)	(580,117)

LOSS PER SHARE
Basic and diluted	(0.14)	(0.00)	(0.13)	(0.00)
Weighted average number of shares outstanding – Basic and diluted	25,521,529	25,346,004	25,521,529	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT JULY 1, 2019	25,346,004	$25,346	$61,050	$(2,143,115)	$21,779	$2,048	$(2,032,892)
Foreign currency translation	-	-	-	-	-	72,153	72,153
Net loss for the period	-	-	-	(321,925)	-	-	(321,925)
BALANCE AT SEPTEMBER 30, 2019	25,346,004	$25,346	$61,050	$(2,465,040)	21,779	74,201	(2,282,664)

BALANCE AT JULY 1, 2020	25,346,004	$25,346	$61,050	$(3,029,222)	$23,514	$52,033	$(2,867,279)
Issue of ordinary shares	747,000	747	3,734,253	-	-	-	3,735,000
Foreign currency translation	-	-	-	-	-	(83,696)	(83,696)
Net loss for the period	-	-	-	(3,460,525)	-	-	(3,460,525)
BALANCE AT SEPTEMBER 30, 2020	26,093,004	$26,093	$3,795,303	$(6,489,747)	$23,514	$(31,663)	$(2,676,500)

BALANCE AT MARCH 31, 2019	25,346,004	$25,346	$61,050	$(1,775,767)	$21,779	$(34,955)	$(1,702,547)
Foreign currency translation	-	-	-	-	-	109,156	109,156
Net loss for the period	-	-	-	(689,273)	-	-	(689,273)
BALANCE AT SEPTEMBER 30, 2019	25,346,004	$25,346	$61,050	$(2,465,040)	21,779	74,201	(2,282,664)

BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)
Issuance of common stocks	747,000	747	3,734,253	-	-	-	3,735,000
Foreign currency translation	-	-	-	-	-	(88,151)	(88,151)
Net loss for the period	-	-	-	(3,256,625)	-	-	(3,256,625)
BALANCE AT SEPTEMBER 30, 2020	26,093,004	$26,093	$3,795,303	$(6,489,747)	$23,514	$(31,663)	$(2,676,500)

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In U.S. Dollars, except share data or otherwise stated)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,256,625)	$(689,273)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	78,079	56,630
Loss on disposal of plant and equipment	32,988	3,342
Changes in operating assets and liabilities:
Accounts receivable	3,161,329	142,009
Inventories	(287,370)	(20,952)
Advances to suppliers	(327,859)	(64,957)
Other receivables	16,408	452
Accounts payables	(2,500,432)	(224,377)
Accrued expenses and other payables	(16,614)	13,514
Advances from customers	37,541	(98,256)
Net cash provided by (used in) operating activities	$(3,062,555)	$(881,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(400,585)	(95,445)
Proceeds from sale of property and equipment	21,192	-
Net cash used in investing activities	$(379,393)	$(95,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	3,735,000	-
Proceeds from related party borrowings	6,079,859	1,268,124
Repayment of related party borrowings	(5,621,945)	(443,356)
Proceeds from bank borrowings	86,886	461,151
Repayment of bank borrowings	(205,850)	(316,589)
Net cash provided by financing activities	$4,073,950	$969,330

NET INCREASE IN CASH AND CASH EQUIVALENTS	632,002	(7,983)
Effect of exchange rate changes on cash and cash equivalents	14,711	(890)
Cash and cash equivalents, beginning of the period	531,681	277,264
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,178,394	$268,391

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,441	$7,706
Cash paid during the year for income tax	$7,412	$3,064
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$28,865	$1,901,008

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

ATXG, together with Yingxi and its subsidiaries (the “Company”) is engaged in the business of garments manufacturing, providing logistic services in the People’s Republic of China (“PRC” or “China”) and epidemic prevention supplies manufacturing and distribution both in China and overseas markets.

2.	BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on June 29, 2020 (“2020 Form 10-K.”).

GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated   financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $3,460,525 and $321,925 for the three months ended September 30, 2020 and 2019, respectively, and $3,256,625 and $689,273 for the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and March 31, 2020, the Company had net current liability of $4,043,938 and $4,095,286, respectively, and a deficit on total equity of $2,676,500 and $3,066,724, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

There is no change on the accounting policies from the year ended March 31, 2020.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on April 1, 2023. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.     RISKS AND UNCERTAINTIES

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

(b)	Concentration Risks

During the three and six months ended September 30, 2020 and 2019, approximately 99.6% and 88.4%, 97.2% and 74.5% of total inventory purchases were from the Company’s five largest suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

During the three and six months ended September 30, 2020 and 2019, approximately 93.6% and 54.5%, 86.8% and 34.6% of total sales were from the Company’s five largest customers, respectively. For the three months ended September 30, 2020, two customers provided more than 10% of total revenue of the Company, with one from garment segment and the other one from epidemic prevention supplies segment, represented 13.7% and 74.9% of total revenue of the Company for the three months, respectively. For the six months ended September 30, 2020, two customers provided more than 10% of our total revenue, with one from garments segment and the other one from epidemic prevention supplies segment, represented 14.7% and 59.3% of total revenue of the Company for the six months, respectively. The high concentration in three and six months ended September 30, 2020 was mainly due to concentration of distributors in trading of epidemic prevention supplies. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

(c)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2020, the total outstanding borrowings amounted to $234,149 (RMB1,590,000) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

5.	ACCOUNTS RECEIVABLES

The receivables and allowance balances at September 30, 2020 and March 31, 2020 are as follows:

	September 30, 2020	March 31, 2020
Accounts receivable	$1,338,787	$4,500,116
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,338,787	$4,500,116

No allowance for doubtful accounts was made for the three and six months ended September 30, 2020 and 2019.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances as of September 30, 2020 and March 31, 2020:

Amounts due to related parties	September 30, 2020	March 31, 2020
Zhida Hong	$5,327,512	$5,043,489
Bihua Yang	167,095	-
Zhongpeng Chen	167,262	160,427
Dewu Huang	135,630	81,287
Jinlong Huang	162,084	144,237
	$5,959,583	$5,429,440

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

7.	INVENTORIES

Inventories consist of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Raw materials	$600,425	$230,742
Work in progress	6,140	62,150
Finished goods	28,336	54,639
Total inventories	$634,901	$347,531

There is no inventory write-off for the three and six months ended September 30, 2020 and 2019.

8.	ADVANCES TO SUPPLIERS

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

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Production plant	$103,015	$67,247
Motor vehicles	1,232,428	868,743
Office equipment	20,301	19,471
	1,355,744	955,461
Less: accumulated depreciation	(421,521)	(370,442)
Plant and equipment, net	$934,223	$585,019

During the nine months ended September 30, 2020, the Company acquired two production lines amounted to $54,327 to manufacture masks for the epidemic prevention supplies business and seven new motor truckers amounted to $315,920 for the logistic service business . During the period, the Company disposed of an old motor trucker with original cost of $22,505 and accumulated depreciation of $15,791. The Company also replaced a few small items of old machinery and office equipment.

Depreciation expense for the three and six months ended September 30, 2020 and 2019 was $27,686 and $27,931, $51,159 and $29,238, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a facility agreement with Dongguan Agricultural Commercial Bank and obtained a line of credit, which allows the Company to borrow up to approximately $212,334 (RMB1,500,000) for daily operations with fixed interest rate of 6.96% per annum. The loans are guaranteed at no cost by legal representative of HSW. In September 2020, the Company fully repaid the outstanding loan and this line of credit was cancelled  (March 31, 2020: $211,868).

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $147,264 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2020, the Company has borrowed $147,264 (RMB1,000,000) (March 31, 2020: $141,246) under this line of credit with various annual interest rates from 4.84% to 4.9%. The line of credit is fully used. The outstanding loan balance will be due on March 31, 2021.

In August 2020, DT entered into a new facility agreement with Webank and obtained a credit facility of $88,358 (RMB600,000) for daily operations with various annual interest rate from 16.2% to 16.29%. The loans are guaranteed at no cost by the legal representative of DT. The loan borrowing was $86,886 (RMB590,000) as of September 30, 2020 (March 31, 2020: Nil).

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2020 and 2019.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and six months ended September 30, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2020 and 2019. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2020 and 2019.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
PRC statutory tax rate	25%	25%	25%	25%
Computed expected expenses	(864,118)	(80,268)	(812,304)	(171,552)
Temporary differences	829,401	10,370	725,469	9,086
Deferred tax assets	38,770	70,750	94,247	165,530
Income tax expense	$4,053	$852	$7,412	$3,064

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, DT and YS enjoyed preferential VAT rate of 13%. The Companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2020 and 2019. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garments. Including manufacturing and distribution of garments;

(b)	Logistic service. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Six months ended September 30,
Revenues	2020	2019	2020	2019
Garments	$1,623,255	$322,131	$2,898,061	873,448
Logistic service	1,307,003	1,622,871	2,840,384	3,281,046
Epidemic prevention supplies	8,754,039	-	11,864,067	-
	$11,684,297	$1,945,002	$17,602,512	4,154,494

Income from operations by segment for the three and six months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Garments	$75,956	$(16,682)	$141,518	$29,535
Logistic service	25,724	26,027	35,284	7,716
Epidemic prevention supplies	(3,384,835)	-	(3,096,118)	-
Corporate and other	(209,766)	(318,712)	(385,173)	(700,360)
Income (loss) from operations	$(3,492,921)	$(309,367)	$(3,304,489)	$(663,109)
Garments	9,503)	(12,102)	30,661	(19,284)
Logistic service	27,165	420	25,722	(3,707)
Epidemic prevention supplies	(4)	-	(3)	-
Corporate and other	(215)	(24)	(1,104)	(109)
Income (loss) before income tax	$(3,456,472)	(321,073)	(3,249,213)	(686,209)
Income tax expense	(4,053)	(852)	(7,412)	(3,064)
Net income (loss)	$(3,460,525)	$(321,925)	$(3,256,625)	$(689,273)

Total assets by segment as at September 30, 2020 and March 31, 2020 are as follows:

Total assets	September 30, 2020	March 31, 2020
Garments	$1,647,452	$4,098,758
Logistic service	2,851,451	2,422,140
Epidemic prevention supplies	197,058	-
Corporate and other	1,957,533	1,901,080
	$6,653,494	$8,421,978

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Accrued wages and welfare	64,372	61,776
Other tax payable	-	25,206
Rental payable	44,108	24,972
Other payables	118,590	118,963
	$227,070	$230,917

14.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2020, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

Lease cost

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Operating lease cost	113,015	142,779	224,721	199,612
Short-term lease cost	-	6,278	-	63,785
	$113,015	$149,057	224,721	263,397

Other information

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$113,015	$149,057	$224,721	$263,397
Right-of-use assets obtained in exchange for new operating leases liabilities	28,865	1,633,055	28,865	1,901,008
Weighted average remaining lease term - Operating leases (years)	3.8	4.7	3.8	4.7
Weighted average discount rate - Operating leases	4.35%	4.35%	4.35%	4.35%

15. SHARE CAPITAL

In August 2020, the Company offered 747,000 common stocks to an individual investor. The subscription price was $5.00 per share. The proceeds were all received in August 2020.

16. SUBSEQUENT EVENTS

In November 2020, the Company disposed of $194,164 inventories in HSW to Mr. Huang and a third party at cost for cash with no gain or loss recognized. Such cash was received in November 2020.

No other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2020 and 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our epidemic prevention supplies business consists of manufacturing and distribution of epidemic prevention products and resale of epidemic prevention supplies purchased from third party in both domestic and overseas markets. We conduct our manufacturing of the epidemic prevention products in Dongguan Yushang Clothing Co., Ltd (“YS”). We conduct the trading of epidemic prevention suppliers through Addentax Group Corp. (“ATXG”) and Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”).

Business Objectives

Garment Business

We believe the strength of our garment business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment segment is to expand our customer base and improve our profit.

Logistic Business

The business objective and future plan for our logistic service segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2020, we provide logistic service to over 79 cities  in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2020.

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

Epidemic prevention supplies business

For Epidemic prevention supplies business, we generally receive payment from the customers within 30 days following the delivery of finished goods. We would also give our long-term customers with an 12 months long credit term policy to maintain a good business relationship.

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules .

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on April 1, 2023. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended September 30, 2020 and 2019

The following tables summarize our results of operations for the three months ended September 30, 2020 and 2019. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$11,684,297	100.0%	$1,945,002	100%	$9,739,295	500.7%
Cost of revenues	(14,705,387)	(125.9)%	(1,624,083)	(83.5)%	(13,081,304)	(805.5)%
Gross profit	(3,021,090)	(25.9)%	320,919	16.5%	(3,342,009)	(1,041.4)%
Operating expenses	(471,831)	(4.0)%	(630,286)	(32.4)%	158,455	25.1%
(Loss) Income from operations	(3,492,921)	(29.9)%	(309,367)	(15.9)%	(3,183,554)	(1,029.1)%
Other income, net	37,471	0.3%	(3,814)	(0.2)%	41,285	1,082.4%
Net finance cost	(1,022)	(0.0)%	(7,891)	(0.4)%	6,869	87.0%
Income tax expense	(4,053)	(0.0)%	(852)	(0.0)%	(3,201)	(375.6)%
Net income (loss)	$(3,460,525)	(29.6)%	$(321,925)	(16.6)%	$(3,138,600)	(974.9)%

Revenue

Revenue generated from our garment business contributed $1,623,255 or 13.9% of our total revenue for the three months ended September 30, 2020. Revenue generated from our garment business contributed $322,131 or 16.6% of our total revenue for the three months ended September 30, 2019. The increase of $1.3 million was mainly because production capacity increased from newly setup subsidiary, YBY.

Revenue generated from our logistic business contributed $1,307,003 or 11.2% of our total revenue for the three months ended September 30, 2020. Revenue generated from our logistic business contributed $1,622,871 or 83.4% of our total revenue for the three months ended September 30, 2019. The decrease mainly due to COVID-19, we cannot smoothly go through the logistics business.

Revenue generated from our epidemic prevention supplies business contributed $8,754,039, or 74.9% of our total revenue for the three months ended September 30, 2020. This is a new business developed in the current period. It included revenue from resale of purchased products  and revenue from sales of our own products. The revenue from trading of merchandise was $8,588,243, representing 98.1% of total revenue from the epidemic prevention suppliers business.

Total revenue for the three months ended September 30, 2020 and 2019 were $11,684,297 and $1,945,002, respectively, a 500.7% increase compared with the three months ended September 30, 2019. The increase was mainly because the increase of garment production capacity from newly setup subsidiary DT and YBY and the epidemic prevention supplies business newly developed in current period.

Cost of revenue

	Three months ended September 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Net revenue for garment	$1,623,255	100.0%	$322,131	100%	$1,301,124	403.9%
Raw materials	1,143,215	70.3%	228,567	71.0	914,648	400.2%
Labor	333,776	20.6%	47,393	14.6	286,384	604.3%
Other and Overhead	5,745	0.4%	12,462	3.9	(6,717)	(53.9)%
Total cost of revenue for garment	1,482,736	91.3%	288,422	89.5%	1,194,314	414.1%
Gross profit for garment	140,519	8.7%	33,709	10.5%	106,810	316.9%
Net revenue for logistic service	1,307,003	100.0%	1,622,871	100.0%	(315,868)	(19.5)%
Fuel, toll and other cost of logistic service	500,955	38.3%	356,780	22.0%	144,175	40.4%
Subcontracting fees	588,397	45.0%	978,881	60.3%	(390,484)	(39.9)%
Total cost of revenue for logistic service	1,089,352	83.3%	1,335,661	82.3%	(246,309)	(18.4)%
Gross Profit for logistic service	217,650	16.7%	287,210	17.7%	(69,560)	(24.2)%
Net revenue for epidemic prevention supplies	$8,754,039	100%	$-	-	8,754,039	N/A
Merchandise/Finished goods/Raw materials	12,133,298	138.6%	-	-	12,133,298	N/A
Total cost of revenue for epidemic prevention supplies	12,133,298	138.6%	-	-	12,133,298	N/A
Gross profit for epidemic prevention supplies	(3,379,259)	(38.6)%	-	-	(3,379,259)	N/A
Total cost of revenue	$14,705,387	125.9%	$1,624,083	83.5	$13,081,304	805.5%
Gross profit	$(3,021,090)	(25.9)%	$320,919	16.5%	$(3,342,009)	(1041.4)%

For our garment business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 99.6% and 88.4% of raw materials purchases for the three months ended September 30, 2020 and 2019, respectively. Two and three suppliers provided more than 10% of our raw materials purchases for the three months ended September 30, 2020 and 2019. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw material costs for our garment business were 70.4% of our total garment business revenue in the three months ended September 30, 2020, compared with 71.0% in the three months ended September 30, 2019. The increased in percentages was mainly due to the purchase cost of the raw materials as the continuing high demand from epidemic prevention supplies industry drove up the prices of cotton fabrics.

Labor costs for our garment business were 20.6% of our total garment business revenue in the three months ended September 30, 2020, compared with 14.7% in the three months ended September 30, 2019. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment business accounted for 0.4% of our total garment business revenue for the three months ended September 30, 2020, compared with 3.7% of total garment business revenue for the three months ended September 30, 2019.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 32.8% and 24.2% of total cost of revenues for our service segment for the three months ended September 30, 2020 and 2019, respectively. The percentage decreased as we used new suppliers after evaluation of suppliers’ performance. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our service business for the three months ended September 30, 2020 were $500,955 compared with $356,780 for the three months ended September 30, 2019. Fuel, toll and other costs for our service business accounted for 38.3% of our total service revenue for the three months ended September 30, 2020, compared with 22.0% for the three months ended September 30, 2019. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the three months ended September 30, 2020 decreased 39.9% to $588,397 from $978,881 for the three months ended September 30, 2019. Subcontracting fees accounted for 45.0% and 60.3% of our total service business revenue in the three months ended September 30, 2020 and 2019, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The cost of merchandise was $12,133,298, represented 100% of total cost of revenue of the epidemic prevention supplies business.

Total cost of revenue for the three months ended September 30, 2020 was $14,705,387, compared with the amount of $1,624,083 for the three months ended September 30, 2019. Total cost of sales as a percentage of total sales for the three months ended September 30, 2020 was 125.9%, compared with 83.5% for the three months ended September 30, 2019. Gross (loss) margin for the three months ended September 30, 2020 was (25.9)% compared with 16.5% for the three months ended September 30, 2019.

Gross profit

Garment business gross profit for the three months ended September 30, 2020 was $140,519 compared with $33,709 for the three months ended September 30, 2019. Gross profit accounted for 8.7% of our total Garment business revenue for the three months ended September 30, 2020, compared with 10.5% for the three months ended September 30, 2019. The decrease of gross margin was due to increase of raw materials cost and labor cost.

Gross profit in our logistic service business for the three months ended September 30, 2020 was $217,650 and gross margin was 16.7%. Gross profit in our logistic service business for the three months ended September 30, 2019 was $287,210 and gross margin was 17.7%.

Gross loss in our epidemic prevention supplies business for the three months ended September 30, 2020 was $(3,379,259) and gross margin was (38.6)%. The large lost was mainly because the cost of materials increased significantly and rapidly while the selling price was fixed in the sales agreement with the customers.

	Three months ended September 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Gross profit	$(3,021,090)	100%	$320,919	100%	(3,342,009)	(1,041.4)%
Operating expenses:
Selling expenses	(5,789)	(23.1)%	(3,639)	(1.1)%	(2,149)	(59.1)%
General and administrative expenses	(466,044)	(68.9)%	(626,647)	(195.3)%	160,605	25.6%
Total	$(471,831)	(92.0)%	$(630,286)	(196.4)%	158,455	25.1%
Income (Loss) from operations	$(3,492,921)	(8.0)%	$(309,367)	(96.4)%	(3,183,554)	(1,029.1)%

Selling, General and administrative expenses

Our selling expenses in our Garment business segment for the three months ended September 30, 2020 and 2019 was $1,112 and $3,639, respectively. Our selling expenses in our logistic service segment was $nil for the three months ended September 30, 2020 and 2019, respectively. Selling expenses in our epidemic prevention supplies segment was $4,677 for the three months ended September 30, 2020. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended September 30, 2020 increased 59.1% to $5,788 from $3,639 for the three months ended September 30, 2019.

Our general and administrative expenses in our Garment business segment for the three months ended September 30, 2020 and 2019 was $63,125 and $46,752, respectively. Our general and administrative expenses in our logistic service segment, for the three months ended September 30, 2020 and 2019 was $191,927 and $261,183, respectively. Our general and administrative expenses in our epidemic prevention supplies segment was $1,228 for the three months ended September 30, 2020. Our general and administrative expenses in our corporate office for the three months ended September 30, 2020 and 2019 was $209,763 and $318,713, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended September 30, 2020 decreased 32.2% to $466,043 from $626,647 for the three months ended September 30, 2019. The amount was $160,605 higher in the three months ended September 30, 2019 was mainly due to the professional fees for Form S1 filing.

Income (loss) from operations

Loss from operations for the three months ended September 30, 2020 and 2019 was $(3,492,921) and $(309,367), respectively. Income (loss) from operations of $75,956 and $(16,681) was attributed from our garment segment for the three months ended September 30, 2020 and 2019, respectively. Income (loss) from operations of $25,724 and $26,027 was attributed from our logistic service segment for the three months ended September 30, 2020 and 2019, respectively. Loss from operations of $(3,384,835) was attributed from our epidemic prevention supplies segment for the three months ended September 30, 2020. We incurred a loss from operations in corporate office of $(209,766) and $(318,712) for the three months ended September 30, 2020 and 2019, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2020 and 2019 was $4,053 and $852, respectively, a 375.6% increase compared to 2019. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2020 and 2019.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended September 30, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2020. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2020 and 2019.

Net Loss

We incurred a net loss of $3,460,525 and $321,925 for the three months ended September 30, 2020 and 2019, respectively. Our basic and diluted loss per share were $(0.14) and $(0.00) for the three months ended September 30, 2020 and 2019, respectively.

RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances as of September 30, 2020 and March 31, 2020:

Amounts due to related parties	September 30, 2020	March 31, 2020
Zhida Hong	$5,327,512	$5,043,489
Bihua Yang	167,095	-
Zhongpeng Chen	167,262	160,427
Dewu Huang	135,630	81,287
Jinlong Huang	162,084	144,237
	$5,959,583	$5,429,440

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

Results of Operations for the six months ended September 30, 2020 and 2019

The following tables summarize our results of operations for the six months ended September 30, 2020 and 2019. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six months Ended September 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$17,602,512	100.0%	$4,154,494	100%	$13,448,018	323.7%
Cost of revenues	(19,825,963)	(112.6)%	(3,475,643)	(83.7)%	(16,350,320)	(470.4)%
Gross profit	(2,223,451)	(12.6)%	678,851	16.3%	(2,902,302)	(427.5)%
Operating expenses	(1,081,038)	(6.1)%	(1,341,960)	(32.3)%	260,921	19.4%
(Loss) Income from operations	(3,304,489)	(18.8)%	(663,109)	(15.3)%	(2,641,381)	(398.3)%
Other income, net	61,216	0.3%	(10,820)	(0.3)%	72,035	665.8%
Net finance cost	(5,940)	(0.0)%	(12,280)	(0.3)%	6,345	51.6%
Income tax expense	(7,412)	(0.0)%	(3,064)	(0.1)%	(4,348)	(141.9)%
Net income (loss)	$(3,256,625)	(18.5)%	$(689,273)	(16.6)%	$(2,567,352)	(372.5)%

Revenue

Revenue generated from our garment business contributed $2,898,061 or 16.5% of our total revenue for the six months ended September 30, 2020. Revenue generated from our garment business contributed $873,448 or 21.0% of our total revenue for the six months ended September 30, 2019. The increase of $2.0 million was mainly because revenue in production capacity increased from newly setup subsidiary YBY.

Revenue generated from our logistic business contributed $2,840,384 or 16.1% of our total revenue for the six months ended September 30, 2020. Revenue generated from our logistic business contributed $3,281,046 or 79.0% of our total revenue for the six months ended September 30, 2019. The decrease mainly due to COVID-19, we cannot smoothly go through the logistics business.

Revenue generated from our epidemic prevention supplies business contributed $11,864,067, or 67.4% of our total revenue for the six months ended September 30, 2020. This is a new business developed in the current period. It included revenue from trading of merchandise and revenue from sales of our own products. The revenue from trading of merchandise was $11,791,672, representing 99.4% of total revenue from the epidemic prevention suppliers business.

Total revenue for the six months ended September 30, 2020 and 2019 were $17,602,512 and $ 4,154,494, respectively, a 323.7% increase compared with the six months ended September 30, 2019. The increase was mainly because the increase of garment production capacity in newly setup subsidiaries, DT and YBY, and the epidemic prevention supplies business newly developed in current period.

Cost of revenue

	Six months ended September 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Net revenue for garment	$2,898,061	100.0%	$873,448	100%	$2,024,613	231.8%
Raw materials	2,088,499	72.1%	605,053	69.3	1,483,446	245.2%
Labor	562,873	19.4%	100,913	11.6	461,960	457.8%
Other and Overhead	14,172	0.5%	32,058	3.7	(17,886)	(55.8)%
Total cost of revenue for garment	2,665,543	92.0%	738,024	84.5%	1,927,519	261.2%
Gross profit for garment	232,518	8.0%	135,424	15.5%	97,094	71.7%
Net revenue for logistic service	2,840,384	100.0%	3,281,046	100%	(440,662)	(13.4)%
Fuel, toll and other cost of logistic service	885,185	31.2%	921,287	28.1%	(36,102)	(3.9)%
Subcontracting fees	1,490,462	52.5%	1,816,332	55.4%	(325,870)	(17.9)%
Total cost of revenue for logistic service	2,375,647	83.6%	2,737,619	83.4%	(361,972)	(13.2)%
Gross Profit for logistic service	464,737	16.4%	543,427	16.6%	(78,690)	(14.5)%
Net revenue for epidemic prevention supplies	$11,864,067	100%	$-	-%	$11,864,067	N/A
Merchandise/Finished goods/Raw materials	14,680,253	123.7%	-	-%	14,680,253	N/A
Labor	64,946	0.5%	-	-%	64,946	N/A
Other and Overhead	39,574	0.3%	-	-%	39,574	N/A
Total cost of revenue for epidemic prevention supplies	14,784,773	124.6%	-	-%	14,784,773	N/A
Gross profit for epidemic prevention supplies	(2,920,706)	(24.6)%	-	-	(2,920,706)	N/A
Total cost of revenue	$19,825,963	112.6%	$3,475,643	83.7%	$16,350,320	470.4%
Gross profit	$(2,223,451)	(12.6)%	$678,851	16.3%	$(2,902,302)	427.5%

For our garment business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 97.2% and 74.5% of raw materials purchases for the six months ended September 30, 2020 and 2019, respectively. One and two suppliers provided more than 10% of our raw materials purchases for both six months ended September 30, 2020 and 2019, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw material costs for our garment business were 72.1% of our total garment business revenue in the six months ended September 30, 2020, compared with 69.3% in the six months ended September 30, 2019. The increased in percentages was mainly due to the purchase cost of the raw materials as the continuing high demand from epidemic prevention supplies industry drove up the prices of cotton fabrics.

Labor costs for our garment business were 19.4% of our total garment business revenue in the six months ended September 30, 2020, compared with 11.6% in the six months ended September 30, 2019. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment business accounted for 0.5% of our total garment business revenue for the six months ended September 30, 2020, compared with 3.7% of total garment business revenue for the six months ended September 30, 2019.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 33.6% and 17.0% of total cost of revenues for our service segment for the six months ended September 30, 2020 and 2019, respectively. The percentage increased as we used the good suppliers after evaluation of suppliers’ performance. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our service business for the six months ended September 30, 2020 were $885,185 compared with $921,287 for the six months ended September 30, 2019. Fuel, toll and other costs for our service business accounted for 31.2% of our total service revenue for the six months ended September 30, 2020, compared with 28.1% for the six months ended September 30, 2019. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the six months ended September 30, 2020 decreased 17.9% to $1,490,462 from $1,816,332 for the six months ended September 30, 2019. Subcontracting fees accounted for 52.5% and 55.4% of our total service business revenue in the six months ended September 30, 2020 and 2019, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The cost of merchandise was $14,680,253, represented 123.7% of total cost of revenue of the epidemic prevention supplies business.

Total cost of revenue for the six months ended September 30, 2020 was $19,825,963, compared with the amount of $3,475,643 for the six months ended September 30, 2019. Total cost of sales as a percentage of total sales for the six months ended September 30, 2020 was 112.6%, compared with 83.7% for the six months ended September 30, 2019. Gross (loss) margin for the six months ended September 30, 2020 was (12.6)% compared with 16.3% for the six months ended September 30, 2019.

Gross profit

Gross profit of Garment business for the six months ended September 30, 2020 was $232,518 compared with $135,424 for the six months ended September 30, 2019. Gross profit accounted for 8.0% of our total Garment business revenue for the six months ended September 30, 2020, compared with 15.5% for the six months ended September 30, 2019. The decrease of gross margin was due to increase of raw materials cost and labor cost.

Gross profit in our logistic service business for the six months ended September 30, 2020 was $464,737 and gross margin was 16.4%. Gross profit in our logistic service business for the six months ended September 30, 2019 was $543,427 and gross margin was 16.6%.

Gross loss in our epidemic prevention supplies business for the six months ended September 30, 2020 was $(2,920,706) and gross margin was (24.6)%. The large lost was mainly because the cost of materials increased significantly and rapidly while the selling price was fixed in the sales agreement with the customers.

	Six months ended September 30,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Gross profit	$(2,223,451)	100%	$678,851	100%	(2,902,302)	(427.5)%
Operating expenses:
Selling expenses	(159,033)	(7.2)%	(10,866)	(1.6)%	(148,167)	(1363.6)%
General and administrative expenses	(922,005)	(41.5)%	(1,331,093)	(196.1)%	409,088	30.7%
Total	$(1,081,038)	(48.6)%	$(1,341,959)	(197.7)%	260,921	19.4%
Income (Loss) from operations	$(3,304,489)	(148.6)%	$(663,108)	(97.7)%	(2,641,381)	(398.3)%

Selling, General and administrative expenses

Our selling expenses in our Garment business segment for the six months ended September 30, 2020 and 2019 was $1,723 and $10,866, respectively. Our selling expenses in our logistic service segment was $nil for the six months ended September 30, 2020 and 2019, respectively. Selling expenses in our epidemic prevention supplies segment was $157,311 for the six months ended September 30, 2020. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the six months ended September 30, 2020 increased 1,363.6% to $159,033 from $10,866 for the six months ended September 30, 2019.

Our general and administrative expenses in our Garment business segment for the six months ended September 30, 2020 and 2019 was $88,950 and $95,023, respectively. Our general and administrative expenses in our logistic service segment, for the six months ended September 30, 2020 and 2019 was $429,453 and $535,711, respectively. Our general and administrative expenses in our epidemic prevention supplies segment was $18,429 for the six months ended September 30, 2020. Our general and administrative expenses in our corporate office for the six months ended September 30, 2020 and 2019 was $385,173 and $700,360, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2020 decreased 30.7% to $922,005 from $1,331,093 for the six months ended September 30, 2019. The amount was $409,088 higher in the six months ended September 30, 2019 was mainly due to the professional fees for Form S1 filing.

Income (loss) from operations

Loss from operations for the six months ended September 30, 2020 and 2019 was $(3,304,489) and $(663,108), respectively. Income from operations of $141,518 and $29,535 was attributed from our garment segment for the six months ended September 30, 2020 and 2019, respectively. Income (loss) from operations of $35,284 and $7,716 was attributed from our logistic service segment for the six months ended September 30, 2020 and 2019, respectively. Loss from operations of $(3,096,118) was attributed from our epidemic prevention supplies segment for the six months ended September 30, 2020. We incurred a loss from operations in corporate office of $(385,173) and $(700,360) for the six months ended September 30, 2020 and 2019, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2020 and 2019 was $7,412 and $3,064, respectively, a 141.9% increase compared to 2019. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

The tax jurisdiction and income tax rate of each entity was described in the above section of analysis of three months’ results. Addentax, Yingxi, Yingxi HK, QYTG, YX, HSW, HPF and YS had no taxable income for the six months ended September 30, 2020 and 2019.

Net Income (Loss)

We incurred a net loss of $3,256,625 and $689,273 for the six months ended September 30, 2020 and 2019, respectively. Our basic and diluted loss per share were $(0.13) and $(0.00) for the six months ended September 30, 2020 and 2019, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2020 and 2019 is as follow:

	Six months ended September 30,
	2020	2019
	(In U.S. dollars)
Net cash used in operating activities	$(3,062,555)	$(881,868)
Net cash used in investing activities	$(379,393)	$(95,445)
Net cash provided by financing activities	$4,073,950	$969,330

Net cash used in operating activities consist of net loss of $3,256,625, increased by depreciation and amortization of $78,079, loss on disposal of property and equipment of $32,988, and increase in change of operating assets and liabilities of $83,003. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $400,585 and proceeds from disposal of plant and equipment of $21,192.

Net cash provided by financing activities consist of repayment of related party borrowings of $5,621,945 and we received related party proceeds of $6,079,859; Repayment of bank loan of $205,850 and draw down of new bank loan of $86,886; Proceeds of $3,735,000 from subscription of ordinary shares offered to a shareholder.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, we had cash on hand of $1,178,394, total current assets of $4,282,093 and current liabilities of $8,326,031. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We also raised equity fund of $3,735,000 by issuance of common stocks in August 2020. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2020, the market foreign exchange rate had decreased to RMB 6.79 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the three and six months ended September 30, 2020 and 2019 was $(83,969) and $72,153, (88,151) and $49,162, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2020, the Company offered 747,000 common stocks to an individual investor. The subscription price was $5.00 per share. The new offer is under process of registration. The proceeds were all received in August 2020 and all used for development of the business including purchase of epidemic prevention products and payment of corporate expense.

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

Addentax Group Corp.

Date: November 23, 2020	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 23, 2020	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

