Form 10-Q
period 2020-12-31
ADDENTAX GROUP CORP.
filed 2021-02-22
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

As of February 22, 2021, there were 26,093,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the nine months ended December 31, 2020 and 2019

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020 (UNAUDITED)

	December 31, 2020	March 31, 2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$356,728	$531,681
Accounts receivables, net	3,024,627	4,500,116
Inventories	163,233	347,531
Other receivables - disposal of subsidiaries	822,933	-
Other receivables - other	203,605	231,974
Advances to suppliers	208,324	389,940
Total current assets	4,779,450	6,001,242

NON-CURRENT ASSETS
Plant and equipment, net	894,388	585,019
Operating lease right of use asset	11,604,526	1,835,717
Total non-current assets	12,498,914	2,420,736
TOTAL ASSETS	$17,278,364	$8,421,978

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$153,172	$353,114
Accounts payable	1,700,062	3,620,583
Amount due to related parties	6,448,905	5,429,440
Advances from customers	26,192	18,931
Accrued expenses and other payables	411,316	230,917
Operating lease liability current portion	3,922,214	443,543
Total current liabilities	12,661,861	10,096,528

NON-CURRENT LIABILITIES
Operating lease liability	7,682,312	1,392,174
TOTAL LIABILITIES	$20,344,173	$11,488,702

EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,093,004 and 25,346,004 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively)	$26,093	$25,346
Additional paid-in capital	3,815,933	61,050
Retained earnings	(6,804,107)	(3,233,122)
Statutory reserve	13,663	23,514
Accumulated other comprehensive loss	(117,391)	56,488
Total deficit	(3,065,809)	(3,066,724)
TOTAL LIABILITIES AND EQUITY	$17,278,364	$8,421,978

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

REVENUES	$3,411,552	$4,027,902	$21,014,064	$8,182,396

COST OF REVENUES	(2,950,124)	(3,746,040)	(22,776,087)	(7,221,683)

GROSS (LOSS) PROFIT	461,428	281,862	(1,762,023)	960,713

OPERATING EXPENSES
Selling and marketing	(217,942)	(960)	(376,975)	(11,826)
General and administrative	(532,012)	(526,194)	(1,454,017)	(1,857,288)
Total operating expenses	(749,954)	(527,154)	(1,830,992)	(1,869,113)

LOSS FROM OPERATIONS	(288,526)	(245,292)	(3,593,015)	(908,400)

Interest income	87	10	102	58
Interest expenses	(631)	(3,974)	(6,586)	(16,304)

Other income (expense), net	1,273	66	62,489	(10,753)

LOSS BEFORE INCOME TAX EXPENSE	(287,797)	(249,190)	(3,537,010)	(935,399)
INCOME TAX EXPENSE	(15,784)	(9,022)	(23,196)	(12,086)

NET LOSS	(303,581)	(258,212)	(3,560,206)	(947,485)
Foreign currency translation gain (loss)	(85,728)	(50,440)	(173,879)	58,715
TOTAL COMPREHENSIVE LOSS	$(389,309)	$(308,652)	(3,734,085)	(888,770)

LOSS PER SHARE
Basic and diluted	(0.01)	(0.01)	(0.14)	(0.04)
Weighted average number of shares outstanding – Basic and diluted	25,712,713	25,346,004	25,712,713	25,346,004

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT OCTOBER 1, 2019 (Restated)	25,346,004	$25,346	$61,050	$(2,940,044)	$21,779	$74,201	$(2,757,668)
Foreign currency translation	-	-	-	-	-	(50,440)	(50,440)
Movement of Statutory reserve	-	-	-	(1,735)	1,735	-	-
Net loss for the period	-	-	-	(258,212)		-	(258,212)
BALANCE AT DECEMBER 31, 2019	25,346,004	$25,346	$61,050	$(3,199,991)	$23,514	$23,761	$(3,066,320)

BALANCE AT OCTOBER 1, 2020	25,346,004	$26,093	$3,795,303	$(6,489,747)	$23,514	$(31,663)	$(2,676,500)
Movement of Statutory reserve	-	-	20,630	(10,779)	(9,851)	-	-
Foreign currency translation	-	-	-	-	-	(85,728)	(85,728)
Net loss for the period	-	-	-	(303,581)	-	-	(303,581)
BALANCE AT DECEMBER 31, 2020	26,093,004	$26,093	$3,815,933	$(6,804,107)	$13,663	$(117,391)	$(3,065,809)

BALANCE AT MARCH 31, 2019 (Restated)	25,346,004	$25,346	$61,050	$(2,250,770)	$21,779	$(34,955)	$(2,177,550)
Movement of Statutory reserve	-	-	-	(1,735)	1,735	-	-
Foreign currency translation	-	-	-	(1)	-	58,716	58,715
Net loss for the period	-	-	-	(947,485)	-	-	(947,485)
BALANCE AT DECEMBER 31, 2019	25,346,004	$25,346	$61,050	$(3,199,991)	$23,514	$23,761	$(3,066,320)

BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)
Issuance of common stocks	747,000	747	3,734,253	-	-	-	3,735,000
Movement of Statutory reserve	-	-	20,630	(10,779)	(9,851)	-
Foreign currency translation	-	-	-	-	-	(173,879)	(173,879)
Net loss for the period	-	-	-	(3,560,206)	-	-	(3,560,206)
BALANCE AT DECEMBER 31, 2020	26,093,004	$26,093	$3,815,933	$(6,804,107)	$13,663	$(117,391)	$(3,065,809)

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. Dollars, except share data or otherwise stated)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,560,206)	$(947,485)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	83,210	84,277
Loss on disposal of plant and equipment	1,472	3,323
Changes in operating assets and liabilities, net of effects from disposal of subsidiaries:
Accounts receivable	1,367,371	(1,880,493)
Inventories	174,487	(924)
Advances to suppliers	(320,771)	(252,620)
Other receivables	(65,150)	(80,870)
Accounts payables	(1,688,272)	1,661,429
Accrued expenses and other payables	173,582	373,429
Advances from customers	52,161	(19,002)
Net cash provided by (used in) operating activities	$(3,782,116)	$(1,058,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(392,108)	(94,864)
Proceeds from sale of property and equipment	2,243	-
Cash decreased in disposal of subsidiaries	(704,479)	-
Net cash used in investing activities	$(1,094,344)	$(94,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	3,735,000	-
Proceeds from related party borrowings	7,697,827	1,828,042
Repayment of related party borrowings	(6,605,044)	(665,323)
Proceeds from bank borrowings	86,886	515,816
Repayment of bank borrowings	(196,456)	(372,135)
Net cash provided by financing activities	$4,718,213	$1,306,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	(158,247)	152,600
Effect of exchange rate changes on cash and cash equivalents	(16,706)	(5,843)
Cash and cash equivalents, beginning of the period	531,681	277,264
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$356,728	$424,021

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,523	$11,244
Cash paid during the year for income tax	$23,196	$12,086
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$10,404,962	$1,966,535
Net assets of subsidiaries disposed of recorded as Other Receivables	$118,454	-

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

ATXG and its subsidiaries (the “Company”) are engaged in the business of garments manufacturing, providing logistic services, property leasing and management service in the People’s Republic of China (“PRC” or “China”) and epidemic prevention supplies manufacturing and distribution both in China and overseas markets.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on June 29, 2020 (“2020 Form 10-K.”) and Form S-1/A filed with SEC on January 22, 2021.

GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $303,581 and $258,212 for the three months ended December 31, 2020 and 2019, respectively, and $3,560,206 and $947,485 for the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and March 31, 2020, the Company had net current liability of $7,882,411 and $4,095,286, respectively, and a deficit on total equity of $3,065,809 and $3,066,724, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as of December 31, 2020 and March 31, 2020.

Garment manufacturing segment

	December 31, 2020	March 31, 2020
Customer A	97.2%	85.5%
Customer B	2.7%	Nil	%

The high concentration as of March 31, 2020 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	December 31, 2020	March 31, 2020
Customer A	24.9%	22.4%
Customer B	13.0%	0.0%
Customer C	11.4%	18.3%
Customer D	10.0%	0.6%
Customer E	7.6%	2.4%

Epidemic prevention supplies segment

No accounts receivables in this segment.

For the three months ended December 31, 2020, one customer from garment segment provided more than 10% of total revenue of the Company, represented 62.8% of total revenue of the Company for the three months. For the nine months ended December 31, 2020, two customers provided more than 10% of our total revenue, with one from garments segment and the other one from epidemic prevention supplies segment, represented 14.0% and 49.6% of total revenue of the Company for the nine months, respectively.

The high concentration in three and nine months ended December 31, 2020 was mainly due to concentration of distributors in trading of epidemic prevention supplies. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three and nine months ended December 31, 2020 and 2019.

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Garment manufacturing segment	100.0%	98.7%	97.7%	91.2%
Logistics services segment	79.1%	90.4%	99.7%	69.0%
Property management and subleasing	100.0%	-%	100.0%	-%
Epidemic prevention supplies	100.0%	-%	100.0%	-%

Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2020, the total outstanding borrowings amounted to $153,172 (RMB1,000,000) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

(e)	COVID-19

The Coronavirus Disease (COVID-19) outbreak and the measures taken to contain the spread of the pandemic have created a high level of uncertainty to global economic prospects and this has impacted the Company’s operations and its financial performance in the last three quarters of the financial year and subsequent to the financial year end.

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

5.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of DT
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances as of December 31, 2020 and March 31, 2020:

Related parties borrowings	December 31, 2020	March 31, 2020
Zhida Hong	$5,698,498	$5,043,489
Bihua Yang	244,094	-
Dewu Huang	379,253	81,287
Zhongpeng Chen	-	160,427
Jinlong Huang	127,060	144,237
	$6,448,905	$5,429,440

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6.	INVENTORIES

Inventories consist of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Raw materials	$122,354	$230,742
Work in progress	11,745	62,150
Finished goods	29,134	54,639
Total inventories	$163,233	$347,531

There is no inventory write-off for the three and nine months ended December 31, 2020 and 2019.

7.	ADVANCES TO SUPPLIERS

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

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Production plant	$84,685	$67,247
Motor vehicles	1,228,746	868,743
Office equipment	23,243	19,471
	1,336,674	955,461
Less: accumulated depreciation	(442,286)	(370,442)
Plant and equipment, net	$894,388	$585,019

During the nine months ended December 31, 2020, the Company acquired two production lines amounted to $54,327 to manufacture masks for the epidemic prevention supplies business and seven new motor truckers amounted to $315,920 for the logistic service business. During the period, the Company disposed of old machinery with original cost of $19,303 and accumulated depreciation of $18,661, and two old motor truckers with original cost of $22,505 and accumulated depreciation of $15,791. The Company also replaced a few small items of old machinery and office equipment.

Depreciation expense for the three and nine months ended December 31, 2020 and 2019 was $32,051 and $27,648, $83,210 and $84,277, respectively.

9.	SHORT-TERM BANK LOAN

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

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2020, the Company has borrowed $153,172 (RMB1,000,000) (March 31, 2020: $141,246) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance will be due on March 31, 2021.

In August 2020, DT entered into a new facility agreement with Webank and obtained a credit facility of $88,358 (RMB600,000) for daily operations with various annual interest rate from 16.2% to 16.29%. The loans are guaranteed at no cost by the legal representative of DT. The loan borrowing was $86,886 (RMB590,000) as of September 30, 2020 (March 31, 2020: Nil). The loan was transferred to the buyer with the disposal of DT on September 30, 2020.

10.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2020 and 2019.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and nine months ended December 31, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2020 and 2019. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is an U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and nine months ended December 31, 2020 and 2019.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	(71,949)	(62,297)	(884,253)	(233,850)
Temporary differences	29,440	22,942	629,954	32,028
Permanent difference	6,640	-	131,595	-
Changes in valuation allowance	51,653	48,377	145,900	213,908
Income tax expense	$15,784	$9,022	$23,196	$12, 086

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2020 and 2019 are as follows:

	Three months ended December 31,		Nine months ended December 31,
Revenues	2020	2019	2020	2019
Garments manufacturing segment	$2,287,981	$2,643,560	$5,186,042	$3,517,009
Logistics services segment	824,025	1,384,342	3,664,409	4,665,387
Property management and subleasing	294,759	-	294,759	-
Epidemic prevention supplies segment	4,787	-	11,868,854	-
Total of reportable segments and consolidated revenue	$3,411,552	$4,027,902	$21,014,064	$8,182,396

Income from operations by segment for the three and nine months ended December 31, 2020 and 2019 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Garment manufacturing segment	$98,905	$158,268)	$240,423	$187,803
Logistics services segment	57,222	(176,350)	92,506	(168,634)
Property management and subleasing	5,966	-	5,966	-
Epidemic prevention supplies	(201,147)	-	(3,297,265)	-
Total of reportable segments	(39,054)	(18,082)	(2,958,370)	19,169
Reconciliation – Corporate	(249,472)	(227,210)	(634,645)	(927,569)
Total consolidated loss from operations	$(288,526)	$(245,292)	$(3,593,015)	$(908,400)

Total assets by segment as at December 31, 2020 and March 31, 2020 are as follows:

Total assets	December 31, 2020	March 31, 2020
Garment manufacturing segment	$2,628,877	$4,098,758
Logistics services segment	1,877,949	2,422,140
Property management and subleasing	9,993,744	-
Epidemic prevention supplies	243,075	-
Total of reportable segments	14,743,645	6,520,898
Reconciliation – Corporate	2,534,719	1,901,080
Consolidated total assets	$17,278,364	$8,421,978

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Accrued wages and welfare	58,874	61,776
Other tax payable	51,387	25,206
Rental payable	52,833	24,972
Customers’ deposits	210,785	-
Other payables	37,437	118,963
	$411,316	$230,917

13.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2020, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Operating lease cost	444,162	126,053	668,883	325,664
Short-term lease cost	-	6,445	-	70,231
	$444,162	$132,498	668,883	395,895

The following table summarizes supplemental information related to leases:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$444,162	$132,498	$668,883	$395,895
Right-of-use assets obtained in exchange for new operating leases liabilities	10,378,042	65,527	10,404,962	1,966,535
Weighted average remaining lease term - Operating leases (years)	3.1	4.5	3.1	4.5
Weighted average discount rate - Operating leases	4.35%	4.35%	4.35%	4.35%

The following table summarizes the maturity of operating lease liabilities:

Years ending December 31	Lease cost
2021	$4,092,830
2022	4,107,892
2023	4,145,246
2024	310,197
Total lease payments	12,656,165
Less: Interest	(1,051,639)
Total	$11,604,526

14. SHARE CAPITAL

In August 2020, the Company offered 747,000 common stocks to an individual investor. The subscription price was $5.00 per share. The proceeds were all received in August 2020.

15. DISPOSITION OF SUBSIDIARIES

The Company sold its subsidiary DT, a manufacturing company in garment manufacturing segment on October 1 to a third party and sold HPF, a subsidiary in logistics services segment in November 2020 to another third party. After disposition, the two subsidiaries became third parties to the Company. The Company will not have any businesses with the two subsidiaries nor the buyers. The business operations, customers and suppliers of DT and HPF were retained by the Company; therefore, the disposition of the two subsidiaries did not qualify as discontinued operations.

Financial position of the entities at disposal date and gain or loss on disposal:

Garment Manufacturing Segment

Financial position of DT	September 30, 2020, date of disposal
Current assets	$675,515
Noncurrent assets	-
Current liabilities	(70,742)
Net assets	$604,773

The consideration was at the fair value as of date of disposal, which was also the carrying value of DT, resulting no gain or loss recognized on the disposal.

Logistics Services Segment

Financial position of HPF	November 16, 2020, date of disposal
Current assets	$742,798
Noncurrent assets	42,816
Current liabilities	(567,454)
Net assets	$218,160

The consideration was at the fair value as of date of disposal, which was also the carrying value of HPF, resulting no gain or loss recognized on the disposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2020 and 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistics services provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into four segments: Garment manufacturing, Logistics services, Property management and subleasing, and Epidemic prevention supplies.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China. In October, the Company disposed of DT to a third party at fair value, which was also its carrying value as of September 30, 2020.

Our logistic business consists of delivery and courier services covering approximately 79 cities in approximately seven provinces and two municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistics services operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd., which was incorporated in November 2020, and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), which are located in the Guangdong province, China. In November, the Company disposed of HPF to a third party at fair value, which was also its carrying value as of November 30, 2020.

The business operations, customers and suppliers of DT and HPF were retained by the Company; therefore, the disposition of the two subsidiaries did not qualify as discontinued operations.

Our property management and subleasing provides shops subleasing and property management services for garment wholesalers and retailers in garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd (“DY”).

Our epidemic prevention supplies business consists of manufacturing and distribution of epidemic prevention products and resale of epidemic prevention supplies purchased from third party in both domestic and overseas markets. We conduct our manufacturing of the epidemic prevention products in Dongguan Yushang Clothing Co., Ltd (“YS”). We conduct the trading of epidemic prevention suppliers through Addentax Group Corp. (“ATXG”) and Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), a wholly owned subsidiary of the Company.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery of our products. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2020, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2021.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. The short-term goal for the year is to increase the occupancy rate of stores in the mall to more than 70%.

Epidemic Prevention Supplies Business

The primary objective of our epidemic prevention supplies business is to take the advantage of our resource in supply chain from the garment manufacturing business segment to facilitate and maximize the production, distribution and resale of epidemic prevention supplies, in order to increase our revenue base and improve our net profit.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of garment sales in our second and third quarters and higher logistics services revenue in our third and fourth quarters. These trends primarily result from the timing of seasonal garment manufacturing shipments and holiday periods in the logistics services segment.

Collection Policy

Garment manufacturing business

For our new customers, we generally require orders placed to be backed by advances or deposits. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following their acknowledgement of receipt of goods.

Logistics services business

For logistics services, we generally receive payments from the customers between 30 to 90 days following the date of the registration of our receipt of packages.

Property management and subleasing business

For property management and subleasing business, we generally collect rental and management fees of the following month each month in advance.

Epidemic prevention supplies business

For Epidemic prevention supplies business, we generally receive payment from the customers within 30 days following the delivery of finished goods. We would also give our long-term customers with a 12 months long credit term policy to maintain a good business relationship.

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

Leases

Lessee

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

Lessor

As a lessor, the Company’s leases are classified as operating leases under ASC 842. Leases, in which the Company is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Rental income from operating leases is recognized on a straight‑line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight‑line basis over the lease term.

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

Results of Operations for the three months ended December 31, 2020 and 2019

The following tables summarize our results of operations for the three months ended December 31, 2020 and 2019. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Increase (decrease) in 2020
	2020		2019		compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$3,411,552	100.0%	$4,027,902	100%	$(616,350)	(15.3)%
Cost of revenues	(3,150,124)	(92.3)%	(3,746,040)	(93.0)%	595,916	(15.9)%
Gross profit	261,428	7.7%	281,862	7.0%	(20,434	(7.2)%
Operating expenses	(549,954)	(16.1)%	(527,154)	(13.1)%	(22,800)	4.3%
Loss from operations	(288,526)	(8.5)%	(245,292)	(6.1)%	(43,234)	17.6%
Other income, net	1,273	0.0%	66	(0.0)%	1,207)	1,828.8%
Net finance cost	(544)	(0.0)%	(3,964)	(0.1)%	3,420	(86.3)%
Income tax expense	(15,784)	(0.5)%	(9,022)	(0.2)%	(6,762)	75.0%
Net loss	$(303,581)	(8.9)%	$(258,212)	(6.4)%	$(45,369)	17.6%

Revenue

Revenue generated from our garment manufacturing business contributed $2,287,981 or 67.1% of our total revenue for the three months ended December 31, 2020. Revenue generated from our garment manufacturing business contributed $2,643,560 or 65.6% of our total revenue for the three months ended December 31, 2019. The decrease of $0.4 million was mainly due to adverse effects of COVID-19.

Revenue generated from our logistics services business contributed $824,025 or 24.2% of our total revenue for the three months ended December 31, 2020. Revenue generated from our logistic business contributed $1,384,342 or 34.4% of our total revenue for the three months ended December 31, 2019. The decrease of $0.6 million mainly because of the adverse effects of COVID-19, we cannot smoothly go through the logistics business.

Revenue generated from our property management and subleasing business contributed $294,759 or 8.6% of our total revenue for the three months ended December 31, 2020. This is a new business segment developed in current period and there was no revenue for the three months ended December 31, 2019.

There was minor revenue generated from our epidemic prevention supplies business for the three months ended December 31, 2020 because no profitable orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. This is a new business developed and there was no revenue for the three months ended December 31, 2019.

Total revenue for the three months ended December 31, 2020 and 2019 were $3,411,552 and $4,027,902, respectively, a 15.3% decrease compared with the three months ended December 31, 2019. The decrease was mainly because of the decrease of logistics services business which was adversely affected by the COVID-19.

Cost of revenue

	Three months ended December 31,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,287,981	100.0%	$2,643,560	100%	$(355,579)	(13.5)%
Raw materials	1,620,775	70.8%	1,946,455	73.6%	(325,680)	(16.7)%
Labor	467,478	20.4%	469,268	17.8%	(1,790)	(0.4)%
Other and Overhead	16,747	0.7%	21,934	0.8%	(5,187)	(23.6)%
Total cost of revenue for garment manufacturing	2,105,000	92.0%	2,437,657	92.2%	(332,657)	(13.6)%
Gross profit for garment manufacturing	182,981	8.0%	205,903	7.8%	(22,922)	(11.1)%
					0
Net revenue for logistics services	824,025	100.0%	1,384,342	100.0%	(560,317)	(40.5)%
Fuel, toll and other cost of logistics services	482,568	58.6%	464,583	33.5%	17,985	3.9%
Subcontracting fees	85,766	10.4%	843,800	61.0%	(758,034)	(89.8)%
Total cost of revenue for logistics services	568,334	69.0%	1,308,383	94.5%	(740,049)	(56.6)%
Gross Profit for logistics services	255,691	31.0%	75,959	5.5%	179,732	236.6%

Net revenue for property management and subleasing	294,759	100.0%	-	-	294,759
Total cost of revenue for property management and subleasing	272,759	92.5%	-	-	272,759
Gross Profit for property management and subleasing	22,000	7.5%	-	-	22,000

Net revenue for epidemic prevention supplies	$4,786	100.0%	$-	-	4,786
Merchandise/Finished goods/Raw materials	4,030	84.2%	-	-	4,030
Total cost of revenue for epidemic prevention supplies	4,030	84.2%	-	-	4,030
Gross profit for epidemic prevention supplies	756	15.8%	-	-	756
Total cost of revenue	$2,950,123	125.9%	$3,746,040	93.0%	$(795,917)	(21.2)%
Gross profit	$461,428	(25.9)%	$281,862	7.0%	$179,566	63.7%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 100.0% and 98.7% of raw materials purchases for the three months ended December 31, 2020 and 2019, respectively. One supplier provided more than 10% of our raw materials purchases for the three months ended December 31, 2020 and 2019. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw material costs for our garment manufacturing business were 70.8% of our total garment manufacturing business revenue in the three months ended December 31, 2020, compared with 73.6% in the three months ended December 31, 2019. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 20.4% of our total garment manufacturing business revenue in the three months ended December 31, 2020, compared with 17.8% in the three months ended December 31, 2019. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 0.7% of our total garment business revenue for the three months ended December 31, 2020, compared with 0.8% of total garment business revenue for the three months ended December 31, 2019.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 10.4% and 61.0% of total cost of revenues for our service segment for the three months ended December 31  , 2020 and 2019, respectively. The percentage decreased as we used our own logistics more than the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended December 31, 2020 were $482,568 compared with $464,583 for the three months ended December 31, 2019. Fuel, toll and other costs for our service business accounted for 58.6% of our total service revenue for the three months ended December 31, 2020, compared with 33.5% for the three months ended December 31, 2019. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the three months ended December 31, 2020 decreased 89.8% to $85,766 from $843,800 for the three months ended December 31, 2019. Subcontracting fees accounted for 10.4% and 61.0% of our total service business revenue in the three months ended December 31, 2020 and 2019, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The cost of merchandise was $4,030, represented 84.2% of total cost of revenue of the epidemic prevention supplies business.

Total cost of revenue for the three months ended December 31, 2020 was $2,950,123, compared with the amount of $3,746,040 for the three months ended December 31, 2019. Total cost of sales as a percentage of total sales for the three months ended December 31, 2020 was 86.5%, compared with 93.0% for the three months ended December 31, 2019. Gross margin for the three months ended December 31, 2020 was 13.5% compared with 7.0% for the three months ended December 31, 2019.

Gross profit

Garment manufacturing business gross profit for the three months ended December 31, 2020 was $182,981 compared with $205,903 for the three months ended December 31, 2019. Gross profit accounted for 8.0% of our total Garment manufacturing business revenue for the three months ended December 31, 2020, compared with 7.8% for the three months ended December 31, 2019. The gross margin was slightly the same for both periods.

Gross profit in our logistics services business for the three months ended December 31, 2020 was $255,691 and gross margin was 31.0%. Gross profit in our logistics services business for the three months ended December 31, 2019 was $75,959 and gross margin was 5.5%. The increase of gross margin was mainly due to use less subcontractors, strict control of logistic cost and focus on high profitable customers.

Gross profit in our property management and subleasing business for the three months ended December 31, 2020 was $22,000, or 7.5% of our total property management and subleasing business revenue. This is a new business developed in current period.

Gross profit in our epidemic prevention supplies business for the three months ended December 31, 2020 was $756.

	Three months ended December 31,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Gross profit	$461,428	100%	$281,862	100%	179,566	63.7%
Operating expenses:
Selling expenses	(217,942)	(47.2)%	(960)	(0.3)%	(216,982)	22,602.3%
General and administrative expenses	(532,012)	(115.3)%	(526,194)	(186.7)%	(5,818)	1.1%
Total	$(749,954)	(162.5)%	$(527,154)	(187.0)%	(222,800)	42.3%
Loss from operations	$(288,526)	(62.5)%	$(245,292)	(87.0)%	(43,234)	17.6%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the three months ended December 31, 2020 and 2019 was $883 and $960, respectively. Our selling expenses in our logistics services segment was $nil for the three months ended December 31, 2020 and 2019, respectively. Selling expenses in our property management and subleasing business was $15,490 and nil for the three months ended December 31, 2020 and 2019, respectively. Selling expenses in our epidemic prevention supplies segment was $201,569 and nil for the three months ended December 31, 2020 and 2019, respectively. The selling expense for the three months ended December 31, 2020 mainly was consist of $200,000 free goods to customers as a marketing expense. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended December 31, 2020 increased 22.6 times to $217,942 from $960 for the three months ended December 31, 2019. It was mainly due to increase of marketing expenses of epidemic prevention supplies business and the marketing expenses in the new property management and subleasing business segment.

Our general and administrative expenses in our Garment manufacturing business segment for the three months ended December 31, 2020 and 2019 was $83,188 and $46,675, respectively. Our general and administrative expenses in our logistics services segment, for the three months ended December 31, 2020 and 2019 was $198,469 and $252,309, respectively. The general and administrative expenses in our property management and subleasing business was $544 for the three months ended December 31, 2020. Our general and administrative expenses in our epidemic prevention supplies segment was $338 for the three months ended December 31, 2020. Our general and administrative expenses in our corporate office for the three months ended December 31, 2020 and 2019 was $249,473 and $227,210, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended December 31, 2020 increased slightly by 1.1% to $532,012 from $526,194 for the three months ended December 31, 2019.

Income (loss) from operations

Loss from operations for the three months ended December 31, 2020 and 2019 was $288,526 and $245,292, respectively. Income from operations of $98,905 and $158,268 was attributed from our garment manufacturing segment for the three months ended December 31, 2020 and 2019, respectively. Income (loss) from operations of $57,222 and $(176,350) was attributed from our logistics services segment for the three months ended December 31, 2020 and 2019, respectively. Income from operations of $5,966 was attributed from our newly developed property management and subleasing business. Loss from operations of $(201,147) was attributed from our epidemic prevention supplies segment for the three months ended December 31, 2020. We incurred a loss from operations in corporate office of $249,472 and $227,210   for the three months ended December 31, 2020 and 2019, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2020 and 2019 was $15,784 and $9,022, respectively, a 74.9% increase compared to 2019. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2020 and 2019.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2020 and 2019.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2020. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2020 and 2019.

Net Loss

We incurred a net loss of $303,581 and $258,212 for the three months ended December 31, 2020 and 2019, respectively. Our basic and diluted loss per share were $(0.01) and $(0.01) for the three months ended December 31, 2020 and 2019, respectively.

Results of Operations for the nine months ended December 31, 2020 and 2019

The following tables summarize our results of operations for the nine months ended December 31, 2020 and 2019. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine months Ended December 31,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Revenue	$21,014,064	100.0%	$8,182,396	100%	$12,831,668	156.8%
Cost of revenues	(22,776,087)	(108.4)%	(7,221,683)	(88.3)%	15,554,404	215.4%
Gross profit	(1,762,023)	(8.4)%	960,713	11.7%	(2,722,736)	(283.4)%
Operating expenses	(1,830,992)	(8.7)%	(1,869,113)	(22.8)%	(38,121)	(2.0)%
(Loss) Income from operations	(3,593,015)	(17.1)%	(908,400)	(11.1)%	(2,684,615)	(295.5)%
Other income, net	62,489	0.3%	(10,753)	(0.1)%	73,242	681.1%
Net finance cost	(6,484)	0.0%	(16,246)	(0.2)%	(9,762)	(60.1)%
Income tax expense	(23,196)	(0.1)%	(12,086)	(0.1)%	11,110	91.9%
Net loss	$(3,560,206)	(16.9)%	$(947,485)	(11.6)%	$(2,612,721)	(275.8)%

Revenue

Revenue generated from our garment manufacturing business contributed $5,186,042 or 24.7% of our total revenue for the nine months ended December 31, 2020. Revenue generated from our garment manufacturing business contributed $3,517,009 or 34.0% of our total revenue for the nine months ended December 31, 2019. The increase of $1.7 million was mainly because revenue in production capacity increased from newly setup subsidiary YBY.

Revenue generated from our logistic business contributed $3,664,409 or 17.4% of our total revenue for the nine months ended December 31, 2020. Revenue generated from our logistic business contributed $4,665,387 or 57.0% of our total revenue for the nine months ended December 31, 2019. The decrease mainly due to adverse effects from COVID-19, we cannot smoothly go through the logistics business.

Revenue generated from our property management and subleasing business contributed $294,759 or 1.4% of our total revenue for the nine months ended December 31, 2020. This is a new business segment developed in current period and there was no revenue for the nine months ended December 31, 2019.

Revenue generated from our epidemic prevention supplies business contributed $11,868,854, or 56.5% of our total revenue for the nine months ended December 31, 2020. This is a new business developed in the current period. It included revenue from trading of merchandise and revenue from sales of our own products. The revenue from trading of merchandise was $11,791,672, representing 99.3% of total revenue from the epidemic prevention suppliers business.

Total revenue for the nine months ended December 31, 2020 and 2019 were $21,014,064 and $ 8,182,396, respectively, a 156.8% increase compared with the nine months ended December 31, 2019. The increase was mainly because the increase of garment manufacturing production capacity in YBY, a newly setup subsidiary, and the epidemic prevention supplies business newly developed in current period.

Cost of revenue

	Nine months ended December 31,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$5,186,042	100.0%	$3,517,009	100.0%	$1,669,034	47.5%
Raw materials	3,709,275	71.5%	2,551,508	72.5	1,157,767	45.4%
Labor	1,030,350	19.9%	570,182	16.2	460,169	80.7%
Other and Overhead	30,918	0.6%	53,992	1.5	(23,074)	(42.7)%
Total cost of revenue for garment manufacturing	4,770,543	92.0%	3,175,682	90.3%	1,594,862	50.2%
Gross profit for garment manufacturing	415,499	8.0%	341,327	9.7%	74,172	21.7%

Net revenue for logistics services	3,664,409	100.0%	4,665,387	100.0%	(1,000,979)	(21.5)%
Fuel, toll and other cost of logistics services	1,367,753	37.3%	1,385,870	29.7%	(18,117)	(1.3)%
Subcontracting fees	1,576,228	43.0%	2,660,131	57.0%	(1,083,904)	(40.7)%
Total cost of revenue for logistics services	2,943,981	80.3%	4,046,001	86.7%	(1,102,021)	(27.2)%
Gross Profit for logistics services	720,428	19.7%	619,386	13.3%	101,042	16.3%

Net revenue for property management and subleasing	294,759	100.0%	-	-	294,759
Total cost of revenue for property management and subleasing	272,759	92.5%	-	-	272,759
Gross Profit for property management and subleasing	22,000	7.5%	-	-	22,000

Net revenue for epidemic prevention supplies	$11,868,854	100%	$-	-%	$11,868,854
Merchandise/Finished goods/Raw materials	14,684,284	123.8%	-	-%	14,684,284
Labor	64,946	0.5%	-	-%	64,946
Other and Overhead	39,574	0.3%	-	-%	39,574
Total cost of revenue for epidemic prevention supplies	14,788,804	124.6%	-	-%	14,788,804
Gross profit for epidemic prevention supplies	(2,919,950)	(24.6)%	-	-	(2,919,950)
Total cost of revenue	$22,776,087	108.4%	$7,221,683	88.3%	$15,554,404	215.4%
Gross profit	$(1,762,023)	(8.4)%	$960,713	11.7%	$(2,722,736)	(283.4)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 97.7% and 91.2% of raw materials purchases for the nine months ended December 31, 2020 and 2019, respectively. One suppliers provided more than 10% of our raw materials purchases for both nine months ended December 31, 2020 and 2019, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw material costs for our garment manufacturing business were 71.5% of our total garment manufacturing business revenue in the nine months ended December 31, 2020, compared with 72.5% in the nine months ended December 31, 2019. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 19.9% of our total garment manufacturing business revenue in the nine months ended December 31, 2020, compared with 16.2% in the nine months ended December 31, 2019. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 0.6% of our total garment manufacturing business revenue for the nine months ended December 31, 2020, compared with 1.5% of total garment manufacturing business revenue for the nine months ended December 31, 2019.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 43.0% and 57.0% of total cost of revenues for our service segment for the nine months ended December 31, 2020 and 2019, respectively. The percentage decreased as we used less subcontractors during the COVID-19 epidemic circumstance. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the nine months ended December 31, 2020 were $1,367,753 compared with $1,385,870 for the nine months ended December 31, 2019. Fuel, toll and other costs for our service business accounted for 37.3% of our total service revenue for the nine months ended December 31, 2020, compared with 29.7% for the nine months ended December 31, 2019. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the nine months ended December 31, 2020 decreased 40.7% to $1,576,228 from $2,660,132 for the nine months ended December 31, 2019. Subcontracting fees accounted for 43.0% and 57.0% of our total service business revenue in the nine months ended December 31, 2020 and 2019, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The cost of merchandise was $14,684,284, represented 99.3% of total cost of revenue of the epidemic prevention supplies business.

Total cost of revenue for the nine months ended December 31, 2020 was $22,776,087, compared with the amount of $7,221,683 for the nine months ended December 31, 2019. Total cost of sales as a percentage of total sales for the nine months ended December 31, 2020 was 108.4%, compared with 88.3% for the nine months ended December 31, 2019. Gross (loss) margin for the nine months ended December 31, 2020 was (8.4)% compared with 11.7% for the nine months ended December 31, 2019.

Gross profit

Gross profit of Garment manufacturing business for the nine months ended December 31, 2020 was $415,499 compared with $341,327 for the nine months ended December 31, 2019. Gross profit accounted for 8.0% of our total Garment manufacturing business revenue for the nine months ended December 31, 2020, compared with 9.7% for the nine months ended December 31, 2019. The decrease of gross margin was due to increase of labor cost.

Gross profit in our logistics services business for the nine months ended December 31, 2020 was $720,428 and gross margin was 19.7%. Gross profit in our logistics services business for the nine months ended December 31, 2019 was $619,386 and gross margin was 13.3%.

Gross profit in our property management and subleasing business for the nine months ended December 31, 2020 was $22,000, or 7.5% of our total property management and subleasing business revenue. This is a new business developed in current period.

Gross loss in our epidemic prevention supplies business for the nine months ended December 31, 2020 was $2,919,950 and gross margin was (24.6)%. The large lost was mainly because the cost of materials increased significantly and rapidly while the selling price was fixed in the sales agreement with the customers.

	Nine months ended December 31,				Increase (decrease) in
	2020		2019		2020 compared to 2019
	(In U.S. dollars, except for percentages)
Gross (loss) profit	$(1,762,023)	100%	$960,713	100%	(2,722,736)	(283.4)%
Operating expenses:
Selling expenses	(376,975)	21.4%	(11,825)	(1.2)%	365,150	3,087.8%
General and administrative expenses	(1,454,017)	82.5%	(1,857,288)	(193.3)%	(403,271)	(21.7)%
Total	$(1,830,992)	103.9%	$(1,869,113)	(194.6)%	(38,121)	(2.0)%
Loss from operations	$(3,593,015)	203.9%	$(908,400)	(94.6)%	2,684,615	295.5%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the nine months ended December 31, 2020 and 2019 was $2,606 and $11,826, respectively. Our selling expenses in our logistics services segment was $nil for the nine months ended December 31, 2020 and 2019, respectively. Selling expenses in our property management and subleasing business was $15,490 and nil for the nine months ended December 31, 2020 and 2019, respectively. Selling expenses in our epidemic prevention supplies segment was $358,879 for the nine months ended December 31, 2020. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the nine months ended December 31, 2020 increased 30.9 times to $376,975 from $11,825 for the nine months ended December 31, 2019, mainly due to the selling and marketing expenses in the newly developed epidemic prevention supplies segment and property management and subleasing segment.

Our general and administrative expenses in our Garment manufacturing business segment for the nine months ended December 31, 2020 and 2019 was $172,138 and $141,698, respectively. Our general and administrative expenses in our logistics services segment, for the nine months ended December 31, 2020 and 2019 was $627,922 and $788,021, respectively. The general and administrative expenses in our property management and subleasing business was $544 for the nine months ended December 31, 2020. Our general and administrative expenses in our epidemic prevention supplies segment was $18,767 for the nine months ended December 31, 2020. Our general and administrative expenses in our corporate office for the nine months ended December 31, 2020 and 2019 was $634,645 and $927,569, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2020 decreased 21.7% to $1,454,017 from $1,857,288 for the nine months ended December 31, 2019. The amount was $403,271 higher than in the nine months ended December 31, 2019 was mainly due to the professional fees for Form S1 filing.

Income (loss) from operations

Loss from operations for the nine months ended December 31, 2020 and 2019 was $(3,593,015) and $(908,400), respectively. Income from operations of $240,423 and $187,803 was attributed from our garment manufacturing segment for the nine months ended December 31, 2020 and 2019, respectively. Income (loss) from operations of $92,506 and $(168,634) was attributed from our logistics services segment for the nine months ended December 31, 2020 and 2019, respectively. Income from operations of $5,966 was attributed from our newly developed property management and subleasing business for the nine months ended December 31, 2020. Loss from operations of $3,297,265   was attributed from our epidemic prevention supplies segment for the nine months ended December 31, 2020. We incurred a loss from operations in corporate office of $634,645 and $927,569   for the nine months ended December 31, 2020 and 2019, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2020 and 2019 was $23,196 and $12,086, respectively, a 91.9% increase compared to 2019. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

The tax jurisdiction and income tax rate of each entity was described in the above section of analysis of three months’ results. Addentax, Yingxi, Yingxi HK, QYTG, YX, HXPF, HPF and YS had no taxable income for the nine months ended December 31, 2020 and 2019.

Net Income (Loss)

We incurred a net loss of $3,560,206 and $947,485 for the nine months ended December 31, 2020 and 2019, respectively. Our basic and diluted (loss) per share were $(0.14) and $(0.04) for the nine months ended December 31, 2020 and 2019, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2020 and 2019 is as follow:

	Nine months ended December 31,
	2020	2019
	(In U.S. dollars)
Net cash used in operating activities	$(3,782,116)	$(1,058,936)
Net cash used in investing activities	$(1,094,344)	$(94,864)
Net cash provided by financing activities	$4,718,213	$1,306,400

Net cash used in operating activities consist of net loss of $3,560,206, increased by depreciation and amortization of $83,210, loss on disposal of property and equipment of $1,472, and decrease in change of operating assets and liabilities of $306,592. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities consist of purchase of plant and equipment of $392,108 and proceeds from disposal of plant and equipment of $2,243, and cash decreased of $704,479 in disposal of two subsidiaries.

Net cash provided by financing activities consist of repayment of related party borrowings of $6,605,044 and we received related party proceeds of $7,697,827; Repayment of bank loan of $196,456 and draw down of new bank loan of $86,886; and Proceeds of $3,735,000 from subscription of ordinary shares offered to a shareholder.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2020, we had cash on hand of $356,728, total current assets of $4,779,450 and current liabilities of $12,661,861. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We also raised equity fund of $3,735,000 by issuance of common stocks in August 2020. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2020, the market foreign exchange rate had decreased to RMB 6.53 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the three and nine months ended December 31, 2020 and 2019 was $(85,728) and $(50,440), (173,879) and $58,715, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: February 22, 2021	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 22, 2021	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

