Form 10-K
period 2021-03-31
ADDENTAX GROUP CORP.
filed 2021-06-29
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2021

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

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the 26,693,004 shares of common equity stock held by non-affiliates of the Registrant was approximately $172,607,141 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $7 per share.

The number of shares outstanding of the Registrant’s common stock as of June 29, 2021 was 26,693,004.

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

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through four-wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), Shantou Yi Bai Yi Garment Co., Ltd (“YBY”), and Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), which are located in the Guangdong province, China. In October, the Company disposed of DT to a third party at fair value, which was also its carrying value as of September 30, 2020.

Our logistics business consists of delivery and courier services covering approximately seven provinces in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), and Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) which are located in the Guangdong province, China. In November, the Company disposed of HPF to a third party at fair value, which was also its carrying value as of November 30, 2020.

The business operations, customers and suppliers of DT and HPF were retained by the Company; therefore, the disposition of the two subsidiaries did not qualify as discontinued operations.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd (“DY”).

Our epidemic prevention supplies business consists of manufacturing and distribution of epidemic prevention products and reselling of epidemic prevention supplies purchased from third parties in both domestic and overseas markets. We conduct our manufacturing of the epidemic prevention products in YS. We conduct the trading of epidemic prevention suppliers through Addentax Group Corp. (“ATXG”) and Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), an indirect wholly owned subsidiary of the Company.

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

Stringent quality control process. As of March 31, 2021, we had seven employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2021, our design team consisted of five members.

Extensive delivery network. Our logistics business has nine routes and covers 79 cities in seven provinces and two municipalities in the PRC.

Stable Production Supply Chain. We integrated various epidemic prevention suppliers located in China & Malaysia and established strategic cooperation relationship with them, which can help us to purchase the epidemic prevention products in competitive lower price and stable supply. We also received mask production license from relevant governance and some of the products we manufactured passed the inspection of quality inspection agency.

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

Development of our own brands. We intend to develop our own brands that focus on fast fashion with teenagers being our primary target customers. We plan to adopt a low-cost strategy at the early stage and improve the quality of our products after increasing our market share. We are in the process of registering a trademark for our own brand and intend to start our advertising campaign after the registration of this trademark. We plan to distribute our products in different channels, including our own retailers, co-operative retailers and franchisees.

Expand our delivery network. As of March 31, 2021, we provided logistics services to over 79 cities in seven provinces and two municipalities in the PRC. We plan to open our logistics points in 20 more cities in the PRC in the third and fourth quarters of 2021.

Develop international logistics services and warehousing services. We intend to develop international logistics services for customers located all over the world and international warehousing services.

Development of international trading. We developed our international trading during the global epidemic situation of Covid-19 to import and export diverse epidemic protection products including medical masks, latex gloves etc.

Develop E-commerce business. We integrated resources in shopping mall, intend to develop e-commerce bases and the internet celebrity economy together to drive to increase the value of the stores in the area.

Develop our epidemic prevention supply chain. We intend to develop our own epidemic prevention supply chain as we see the potential and opportunity of medical and health industry. We expect to establish a one-step epidemic prevention supply chain from product manufacturing line establishment to sales networking construction. Currently, we are focusing on the civil mask market in China and provide cost-effective masks to customers. We will improve our product quality constantly and develop oversee markets.

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through four of our wholly-owned subsidiaries, HSW, YS, YBY, and DT, which are located in Guangdong, the PRC. The company sold DT to another third party in October 2020, with consideration of $604,773, equal to the carrying amount of its net assets.

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

We source finished fabric and yarns from our suppliers for garment production. The procedures for fabric production are normally divided into the following stages: (i) spinning; (ii) weaving or knitting; (iii) dyeing or printing; and (iv) finishing. Generally, our fabric team requires four to six weeks to source raw materials from our suppliers.

Our garment production team is responsible for produce garments based on the raw materials we source. The major stages involved in garment production include: (i) paper patterning; (ii) fabric cutting; (iii) sewing; (iv) interim quality inspection; (v) trimming; (vi) washing; and (vii) ironing.

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

Our logistics business

We pack products and provide logistics service to our customers through two of our wholly-owned subsidiaries, XKJ, HPF and PF which are located in Guangdong province, the PRC. Our in-house logistics teams deliver to approximately seven provinces and two municipalities in the PRC. The company sold HPF to another third party in November 2020, with consideration of $173,170, equal to the carrying amount of its net assets.

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

Our network

We have 758 logistics points and they are located in seven provinces and two municipalities which cover 79 cities in the PRC.

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

Customers and Suppliers

Customers

Our customer base is diverse. Our customers in garment manufacturing business are mainly garment wholesalers and retailers and our customers in logistics business are mainly trading companies and logistic companies. For the year ended March 31, 2020, there was one customer accounted for more than 30% of net sales which is 30.18% out of total net sales. For the year ended March 31, 2021, there is one customer accounted for more than 30% of our net sales which is approximately 35.4% out of our total net sales.

Suppliers

We procured our garments through various textile companies in our garment manufacturing business. In our logistics business, we procured from packing companies and transportation companies. No single supplier accounted for more than 60% of our total costs for the years ended March 31, 2020 and 2021.

Inventory

Garment manufacturing business. We maintain our raw materials in our storage facilities. We review our inventory levels in order to identify slow-moving materials and broken assortments.

Logistics business. Since we deliver products as soon as we receive orders from customers, we do not operate distribution centers and hence do not need to carry a significant amount of inventory.

Our property management and subleasing business. We do not need to carry a significant amount of inventory due to the nature of the business.

Epidemic prevention supplies business. Since we procured and manufactured epidemic prevention supplies on order basis, we maintain low level of inventories and do not have slow-moving items.

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

The principal competitive factors in the garment manufacturing market include:

●	brand awareness and focus;

●	breadth of product offerings; and

●	quality control.

The principal competitive factors in the logistics market include:

●	delivery time; and

●	network coverage.

The principal competitive factors in the epidemic prevention supply market include:

●	delivery time;

●	cost control; and

●	quality control

The principal competitive factors in the property management and subleasing market include:

●	Cost control; and

●	network coverage.

We believe we compete favorably with our competitors on the basis of the above factors as a result of our market position and customer base. By offering one-stop-shop services and affordable price points, we provide services to our customers that are difficult for other competitors to address.

Employees

As of March 31, 2021, we had approximately 132 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2021:

Function	Number of employees
Administration	15
Finance	8
Logistics	2
Marketing	10
Production	20
Operation	77
Total	132

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

Future increases in cost of epidemic prevention supplies or changes in the demand and supply may materially and adversely affect our business, financial condition and results of operations.

The purchase of epidemic prevention supplies accounted for a substantial amount of our total purchases for the fiscal year 2021. The price of finished face masks and nitrile gloves can be volatile and affected by factors such as COVID-19 outbreak condition, weather, industry demand and supply. We cannot assure you that we can fully pass on the increased cost to our customers. Future increases in cost of epidemic prevention supplies or changes in the demand and supply may materially and adversely affect our business, financial condition and results of operations.

The company’s revenue increased in the first nine months of fiscal 2021 due to a new business segment of epidemic prevention supplies business. The company made a significant net loss despite of its overall revenue increase and the addition of a new business segment. During first nine months of fiscal 2021, we accepted a nitrile glove purchase order from a customer. However, due to significant price increase in nitrile glove due to the COVID-19 driven demand surge and the shortage of raw materials, the Company incurred a significant loss during this period.

Our top customers accounted for a major portion of our total revenue for the years ended March 31, 2021 and 2020 and may materially adversely affect our financial condition and results of operations.

For the year ended March 31, 2021, two customers accounted for approximately 76.2%, and 13.5% of the Company’s total garment manufacturing revenues, respectively. For the year ended March 31, 2020, two customers accounted for approximately 85.5% and 10.2% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2021, three customers accounted for approximately 13.6%, 13.2% and 10.5% of the Company’s total logistic services revenues, respectively. For the year ended March 31, 2020, three customers accounted for approximately 22.4%, 18.3% and 17.8% of the Company’s total logistic services revenues. However, our top customers are not obligated in any way to continue to provide us with new businesses in the future at a level similar to that in the past or at all. If any of our top customers reduce their orders with us or terminate their business relationship with our Group and if we are not able to secure orders of a comparable size from other customers as replacement, our business operations and financial performance may be materially and adversely affected.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

During the years ended March 31, 2021 and 2020, approximately 98.7% and 92.7% of total inventory purchases were from the Company’s five largest suppliers, respectively. Our business, financial condition and operating results depend on the continuous supply of products from our largest suppliers and our continuous supplier-customer relationship with them. Our heavy reliance on our largest suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

Failure to make adequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of December 31, 2020, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees.

There is no guarantee that we will not fail in making adequate employee benefit payments in strict compliance with applicable PRC labor related laws and regulations in the future. Our failure in making contributions to various employee benefits plans in strict compliance with applicable PRC labor related laws and regulations may subject us to late payment penalties, and we could also be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a “Restrictive Market,” (ii) adopt a new requirement relating to the qualification of management or the board of directors for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On December 18, 2020, the “Holding Foreign Companies Accountable Act” was signed by previous President of the United States and became law. This legislation requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trade on a national exchange or through other methods.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors in our Ordinary Shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor, BF Borgers CPA PC, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. If we were to be found out of compliance with the existing or future guidelines discussed above, it may impair or halt the ability to trade our shares on Nasdaq or other applicable trading market within the US.

There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

As advised by our PRC counsel, Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision and, as the date of this prospectus, there have not been implementing rules or regulations regarding the application of Article 177, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from Nasdaq or other applicable trading market within the US.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2016 and 2017, the value of the Renminbi depreciated approximately 7.2% and appreciated 6.3% against the U.S. dollar, respectively. From April 2020 through the end of March 2021, the value of the Renminbi appreciated by approximately 7.4% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

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

In the event that our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

Our principal place of business is located at Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000 and the telephone number is +(86) 755 8233 0336, which is leased from a company controlled by our CEO. We also lease another four properties in the PRC from independent third parties which serve as our manufacturing factory and dormitory and additional offices and commercial building for subleasing. The following table sets forth a summary of certain information regarding our leased properties:

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)	Expiration date
Manufacturing factory and dormitory	No. 22 Maan Road, Shuiwei, Tangjiao Village, Chashan Town, Dongguan, Guangdong, PRC	18,000	1,260	October 31, 2023

Principal Office	Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen, Guangdong, China	82,000	303	July 31, 2024

Additional office	No. 42-46, Building 1, Block 5, District B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	44,000	720	January 31, 2022

Additional office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	29,000	605	December 31, 2021

Commercial building for subleasing	Floor 2-6, 7 & 8, Tiaan Building, Huangjin Zhou, Yinlong Road, Humen Town, Dongguan City, Guangdong, PRC	1,963,000	62,026	December 31, 2023

We also have 758 logistics points and they are located in seven provinces and two municipalities in the PRC.

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

The following table sets forth the high and low trading prices of one share of our common stock for each fiscal quarter over the past two fiscal years, and April 1, 2021 to the date of this Form 10-K. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis. These high and low bid prices per share of common stock have been adjusted to give effect to the 1-for-20 reverse stock split of our common stock effected on February 27, 2019.

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$7.50	$7.00
Second Quarter (through June 29, 2021)	$7.00	$7.00

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$7.00	$7.00
Second Quarter	$7.00	$7.00
Third Quarter	$7.00	$7.00
Fourth Quarter	$7.00	$7.00

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$89.75	$89.75
Second Quarter	$89.75	$89.75
Third Quarter	$89.75	$89.75
Fourth Quarter	$89.75	$89.75

Number of Holders

26,693,004 shares of common stock were issued and outstanding as of June 29, 2021. They were held by a total of 588 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2021 and March 31, 2020. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales and issuances described above since the foregoing issuances and sales did not involve a public offering, the recipients were (a) “ accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

During August 2020, the company sold a total of 747,000 common shares for cash contribution of $3,735,000.00 at $5.00 per share

During December 2020, the company sold a total of 600,000 common shares for cash contribution of $3,000,000.00 at $5.00 per share

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2021 and 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistic service provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into four   segments: Garment manufacturing, logistics services, property management and subleasing, and epidemic prevention supplies segments. For the fiscal year ended 2020 and in previous fiscal years: (i) garment manufacturing and (ii) logistics services. During the fiscal year 2021, we developed two new business segments: property management and subleasing, and epidemic prevention supplies.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through four wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China. In October, the Company disposed of DT to a third party at fair value, which was also its carrying value as of September 30, 2020.

Our logistics business consists of delivery and courier services covering approximately seven provinces in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”),Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), and Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) which are located in the Guangdong province, China. In November, the Company disposed of HPF to a third party at fair value, which was also its carrying value as of November 30, 2020.

The business operations, customers and suppliers of DT and HPF were retained by the Company; therefore, the disposition of the two subsidiaries did not qualify as discontinued operations.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd (“DY”).

Our epidemic prevention supplies business consists of manufacturing and distribution of epidemic prevention products and reselling of epidemic prevention supplies purchased from third parties in both domestic and overseas markets. We conduct our manufacturing of the epidemic prevention products in YS. We conduct the trading of epidemic prevention suppliers through Addentax Group Corp. (“ATXG”) and Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), an indirect wholly owned subsidiary of the Company.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2021, we provide logistic service to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year of 2021.

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

Lessor

As a lessor, the Company’s leases are classified as operating leases under ASC 842. Leases, in which the Company is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term.

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

Results of Operations for the years ended March 31, 2021 and 2020

The following tables summarize our results of operations for the years ended March 31, 2021 and 2020. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	2021		2020		Increase (decrease) in 2021 compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$24,734,759	100.0%	$10,172,379	100%	$14,562,380	143.2%
Cost of revenues	(25,921,936)	(104.8)%	(8,787,018)	(86.4)%	(17,134,918)	(195.0)%
Gross (loss) profit	(1,187,177)	(4.8)%	1,385,361	13.6%	(2,572,538)	(185.7)%
Operating expenses	(2,420,997)	(9.8)%	(2,249,679)	(22.1)%	(171,318)	(7.6)%
Loss from operations	(3,608,174)	(14.6)%	(864,318)	(8.5)%	(2,743,856)	(317.5)%
Other income, net	62,784	0.3%	(79,560)	(0.8)%	142,344	178.9%
Net finance cost	(18,912)	(0.1)%	(20,669)	(0.2)	1,757	8.5%
Income tax expense	(25,867)	(0.1)%	(16,070)	(0.2)%	(9,797)	(61.0)%
Net loss	$(3,590,169)	(14.5)%	$(980,617)	(9.6)%	$(2,609,552)	(266.1)%

Revenue

Total revenue for the year ended March 31, 2021 significantly increased by approximately $14.5 million, or approximately 143.2%, as compared with the year ended March 31, 2020. The significant increase was mainly due to the increase of garment manufacturing production capacity in YBY, a newly setup subsidiary in 2020, and the epidemic prevention supplies business newly developed in 2020.

Revenue generated from our garment manufacturing business contributed approximately $6.9 million, or approximately 27.9%, of our total revenue for the year ended March 31, 2021. Revenue generated from the segment contributed approximately $4.3 million, or approximately 42.3%, of our total revenue for the year ended March 31, 2020. The increase of approximately $2.6 million was mainly due to an increase of $5.4 million in YBY’s revenue, offset by the decrease of approximately $0.6 million and $2.2 million in HSW’s and DT’s revenue, respectively.

Revenue generated from our logistics services business contributed approximately $4.6 million, or approximately 18.5%, of our total revenue for the year ended March 31, 2021. Revenue generated from the segment contributed approximately $5.9 million, or approximately 57.7%, of our total revenue for the year ended March 31, 2020. The decrease of approximately $1.3 million was mainly due to COVID-19, as we cannot complete timely logistics services deliveries.

Revenue generated from our property management and subleasing business contributed approximately $1.3 million, or approximately 5.2%, of our total revenue for the year ended March 31, 2021. This is a new business segment developed in 2020.

Revenue generated from our epidemic prevention supplies business contributed approximately $12.0 million, or approximately 48.4%, of our total revenue for the year ended March 31, 2021. This is a new business developed in the 2020. It included revenue from trading of merchandise and revenue from sales of our own products. The revenue from trading of merchandise was approximately $11.7 million, representing approximately 97.5% of total revenue from the epidemic prevention supplies business.

Cost of revenue

	2021		2020		Increase (decrease) in 2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$6,896,410	100.0%	$4,298,518	100%	$2,597,892	60.4%
Raw materials	4,892,837	70.9%	3,127,959	72.8%	1,764,878	56.4
Labor	1,388,069	20.1%	704,104	16.4%	683,965	97.1
Other and Overhead	58,417	0.9%	70,381	1.6%	(11,964)	(17.0)%
Total cost of revenue for garment manufacturing	6,339,323	91.9%	3,902,444	90.8%	2,436,879	62.4%
Gross profit for garment manufacturing	557,087	8.1%	396,074	9.2%	161,013	40.7%

Net revenue for logistics services	4,580,733	100.0%	5,873,861	100.0%	(1,293,128)	(22.0)%
Fuel, toll and other cost of logistics services	1,763,441	38.5%	1,932,149	32.9%	(168,708)	(8.7)%
Subcontracting fees	1,817,975	39.5%	2,952,425	50.3%	-1,134,450)	(38.4)%
Total cost of revenue for logistics services	3,581,416	78.0%	4,884,574	83.2%	(1,303,158)	(26.7)%
Gross Profit for logistics services	999,317	22.0%	989,287	16.8%	10.030	1.0%

Net revenue for property management and subleasing	1,278,517	100.0%	-	-	1,278,517
Total cost of revenue for property management and subleasing	1,120,632	87.3%	-	-	1,120,632
Gross Profit for property management and subleasing	157,885	12.7%	-	-	157,885

Net revenue for epidemic prevention supplies	11,979,099	100.0%	-	-	11,979,099
Merchandise/Finished goods/Raw materials	14,771,316	123.3	-	-	14,771,316
Labor	67,885	0.6	-	-	67,885
Other and Overhead	41,364	0.3	-	-	41,364
Total cost of revenue for epidemic prevention supplies	14,880,565	124.2%	-	-	14,880,565
Gross profit for epidemic prevention supplies	(2,901,466)	(24.2)%	-	-	(2,901,466)

Total cost of revenue	$25,921,936	104.9%	$8,787,018	86.4%	$17,134,918	195.0%
Gross profit	$(1,187,177)	(4.7)%	$1,385,361	13.6%	$(2,572,538)	(185.7)%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 98.7% and 92.7% of raw materials purchases for the years ended March 31, 2021 and 2020, respectively. Two and one suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2021 and 2020, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw materials cost for our garment manufacturing business was approximately 70.9% of our total garment manufacturing business revenue in the year ended March 31, 2021, as compared with approximately 72.8% in the year ended March 31, 2020. The decrease in raw materials cost for our garment manufacturing business was mainly due to the purchase cost of the raw materials remained consistent, offset by the continued rising labor costs in the PRC.

Labor costs for our garment manufacturing business was approximately 20.1% of our total garment manufacturing business revenue in the year ended March 31, 2021, as compared with 16.4% in the year ended March 31, 2020. The increase in labor costs for our garment manufacturing business was mainly due to the continued rising labor costs in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for approximately 0.9% of our total garment manufacturing business revenue for the year ended March 31, 2021, as compared with 1.6% of total garment manufacturing business revenue for the year ended March 31, 2020.

For our logistic business, we outsource some of the business to our subcontractors. Our subcontractors are contract logistic service provides. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 7.6% and 25.6% of total cost of revenues for our service segment for the years ended March 31, 2021 and 2020, respectively. The decrease in subcontracting fee was mainly due to less usage of subcontractors during the COVID-19 epidemic circumstance. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our logistics business for the year ended March 31, 2021 was approximately $1.8 million, as compared with $1.9 million for the year ended March 31, 2020. Fuel, toll and other costs for our logistics business accounted for approximately 38.5% of our total service revenue for the year ended March 31, 2021, as compared with approximately 32.9% for the year ended March 31, 2020. The decrease in fuel, toll and other costs was primarily attributable to the decreased usage of subcontractors during the COVID-19 epidemic circumstance.

Subcontracting fees for our logistics business for the year ended March 31, 2021 decreased to approximately $1.8 million from $2.9 million for the year ended March 31, 2020, representing a decrease of approximately 38.7%. Subcontracting fees accounted for 39.7% and 50.3% of our total logistics business revenue in the years ended March 31, 2021 and 2020, respectively. The decrease in subcontracting fees was primarily because we used less subcontractors during the COVID-19 epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have sales of our own branded products as well as purchases and resale of goods of other brands. The cost of revenue included cost of merchandise and cost of our own products. The cost of merchandise was approximately $14.7 million, representing approximately 98.6% of our total cost of revenue of the epidemic prevention supplies business.

Gross profit

Gross profit of garment manufacturing business for the year ended March 31, 2021 was approximately $0.6 million, as compared with approximately $0.4 million for the year ended March 31, 2020. Gross profit ratio was approximately 8.1% of revenue of the segment, as compared with approximately 9.2% for the year ended March 31, 2020. The decrease of gross margin was due to an increase of raw materials costs and labor costs.

Gross profit of our logistics services business for the year ended March 31, 2021 was approximately $1.0 million and gross profit ratio was approximately 22.0%. Gross profit of the segment for the year ended March 31, 2020 was approximately $1.0 million and gross profit ratio was approximately 16.8%. The increase of gross profit ratio was mainly because of a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit of our property management and subleasing business for the year ended March 31, 2021 was approximately $0.2 million, representing approximately 12.7% of our total property management and subleasing business revenue. This is a new business developed in 2021.

Gross loss of our epidemic prevention supplies business for the year ended March 31, 2021 was approximately $2.9 million and gross margin was approximately negative 24.2%. The significant loss was mainly due to the significant increase cost of materials while the selling price was fixed in the sales agreement with the customers.

					Increase (decrease) in
	2021		2020		2021compared to 2020
	(In U.S. dollars, except for percentages)
Gross (loss) profit	$(1,187,177)	100%	$1,385,361	100%	(2,572,538)	(185.7)%
Operating expenses:
Selling expenses	(413,654)	34.5%	(13,406)	(1.0)%	(400,248)	(2985.6)%
General and administrative expenses	(2,007,343)	165.3%	(2,236,273)	(161.4)%	228,930	10.2%
Total	$(2,420,997)	199.8%	$(2,249,679)	(162.4)%	(171,318)	(7.6)%
Loss from operations	$(3,608,174)	299.8%	$(864,318)	(62.4)%	(2,743,856)	(317.5)%

Selling, General and administrative expenses

Our selling expenses in our garment manufacturing segment for the years ended March 31, 2021 and 2020 was $0.04 million and $0.013 million, respectively. Our selling expenses in our logistics services segment for the year ended March 31, 2021 and 2020 was nil and nil, respectively. Selling expenses in our property management and subleasing business was $0.05 million and nil for the year ended March 31, 2021 and 2020, respectively. Selling expenses in our epidemic prevention supplies business segment was approximately $0.36 million and nil for the year ended March 31, 2021 and 2020. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the year ended March 31, 2021 significantly increased by approximately 215.4%to approximately $0.41 million from approximately $0.13 million for the year ended March 31, 2020.

Our general and administrative expenses in our garment manufacturing segment for the years ended March 31, 2021 and 2020 was approximately $0.23 million and $0.17 million, respectively. Our general and administrative expenses in our logistics services segment for the year ended March 31, 2021 and 2020 was approximately $0.81 million and $0.91 million, respectively. The general and administrative expenses in our property management and subleasing business was approximately $0.10 million for the year ended March 31, 2021. The general and administrative expenses in our epidemic prevention supplies business segment was $0.02 million for the year ended March 31, 2021. Our general and administrative expenses in our corporate office for the year ended March 31, 2021 and 2020 was approximately $0.85 million and $1.16 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2021 decreased approximately 10.2% to approximately $2.01 million from approximately $2.24 million for the year ended March 31, 2020. It was mainly due to the professional fees for the uplisting Form S-1 filing in the year ended March 31, 2019 and lower administrative expenses in XKJ resulting from shifting more business to outside subcontractors in the year ended March 31, 2021.

Loss from operations

Loss from operations for the years ended March 31, 2021 and 2020 was approximately $3.61 million and $0.86, respectively. Income from operations of approximately $0.33 million and $0.22 million was attributed from our garment manufacturing segment for the years ended March 31, 2021 and 2020, respectively. Income from operations of approximately $0.19 million and $0.08 million was attributed from our logistics services segment for the years ended March 31, 2021 and 2020, respectively. Income from operations of $0.004 million was attributed from our newly developed property management and subleasing business for the year ended March 31, 2021. Loss from operations of approximately $3.28 million was attributed from our epidemic prevention supplies business segment for the year ended March 31, 2021. We incurred general and administrative expenses in corporate office of approximately $0.85 million and approximately $1.16 million for the year ended March 31, 2021 and 2020, respectively.

Income Tax Expenses

Income tax expense for the years ended March 31, 2021 and 2020 was $0.03 million and $0.02 million, respectively, a 61.0% increase compared to 2020. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2021 and 2020.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the years ended March 31, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companiesare subject to progressive EIT rate from 5% to 15% in year ended March 31, 2021. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2021 and 2020.

Net Loss

We incurred a net loss of approximately $3.59 million and $0.98 million for the years ended March 31, 2021 and 2020, respectively. Our basic and diluted earnings per share were $0.14 and $0.04 for the year ended March 31, 2021 and 2020, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2021 and 2020 is as follow:

	2021	2020
	(In U.S. dollars)
Net cash used in operating activities	$(4,223,008)	$(1,150,853)
Net cash used in investing activities	$(563,052)	$(136,001)
Net cash provided by financing activities	$6,099,656	$1,555,984

Net cash used in operating activities in the year ended March 31, 2021 was approximately $3.1 million more than that of the year ended March 31, 2020. It was mainly because the net loss of fiscal year ended March 31, 2021 was approximately $2.6 million more than the net loss of the fiscal year ended March 31, 2020. The movement of operating assets and liabilities of the year ended March 31, 2021 resulted in negative cash flow of approximately $0.8 million, while the movement of operating assets and liabilities of the year ended March 31, 2020 resulted in negative cash flow of approximately $0.3 million. We shall try to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the year ended March 31, 2021 was approximately $0.4 million more than that of the year ended March 31, 2020. It was mainly because the purchase of plant and equipment in the year ended March 31, 2021, which mainly motor truckers, was approximately $0.3 million more than the purchase of plant and equipment in prior year. The Company had a cash decrease of approximately $0.7 million in disposal of one subsidiary in garment manufacturing segment and one subsidiary in logistics services segment. The Company also had proceeds of approximately $0.5 million from the disposal of the two subsidiaries.

Net cash provided by financing activities for the year ended March 31, 2021 was approximately $4.5 million more than the year ended March 31, 2020. It was mainly because the Company had net cash decrease of approximately $2.5 million to related parties’ borrowings, net cash decrease of approximately $0.3 million attributable to bank borrowings and a proceeds of approximately $6.7 million from issue of ordinary shares.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, we had cash on hand of approximately $1.8 million, total current assets of approximately $8.0 million and current liabilities of approximately $12.4 million. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We also raised equity fund of approximately $3.74 million and approximately $3.0 million from the issuance of common stocks in August 2020 and March 2021, respectively. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of March 31, 2021, the market foreign exchange rate had increased to RMB 6.55 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the years ended March 31, 2021 and 2020 was $(0.2) million and $0.1 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Addentax Group Corp. (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 5 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado
June 29, 2021

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2021	March 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,845,077	$531,681
Accounts receivables	4,757,518	4,500,116
Inventories	270,434	347,531
Other receivables	684,161	231,974
Advances to suppliers	355,454	389,940
Amount due from related party	84,838	-
Total current assets	7,997,482	6,001,242

NON-CURRENT ASSETS
Plant and equipment, net	793,977	585,019
Operating lease right of use asset	9,632,625	1,835,717
Total non-current assets	10,426,602	2,420,736
TOTAL ASSETS	$18,424,084	$8,421,978

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$152,607	$353,114
Accounts payable	3,121,373	3,620,583
Related party borrowings	4,913,964	5,429,440
Advances from customers	3,029	18,931
Accrued expenses and other payables	681,984	230,917
Lease liabilities, current portion	3,555,458	443,543
Total current liabilities	12,428,415	10,096,528

NON-CURRENT LIABILITIES
Lease liability, net of current portion	6,077,167	1,392,174
TOTAL LIABILITIES	18,505,582	11,488,702

EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,693,004 and 25,346,004 shares issued and outstanding as of March 31, 2021 and 2020 respectively)	$26,693	$25,346
Additional paid-in capital	6,815,333	61,050
Accumulated deficits	(6,834,228)	(3,233,122)
Statutory reserve	13,821	23,514
Accumulated other comprehensive income (loss)	(103,117)	56,488
Total deficit	(81,498)	(3,066,724)
TOTAL LIABILITIES AND EQUITY	$18,424,084	$8,421,978

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020 (Restated)
REVENUES	$24,734,759	$10,172,379

COST OF REVENUES	(25,921,936)	(8,787,018)

GROSS (LOSS)/PROFIT	(1,187,177)	1,385,361

OPERATING EXPENSES
Selling and marketing	(413,654)	(13,406)
General and administrative	(2,007,343)	(2,236,273)
Total operating expenses	(2,420,997)	(2,249,679)

LOSS FROM OPERATIONS	(3,608,174)	(864,318)

Interest income	230	130
Interest expenses	(19,142)	(20,799)
Other income/(expenses)	62,784	(79,560)

LOSS BEFORE INCOME TAX EXPENSE	(3,564,302)	(964,547)

Income tax expense	(25,867)	(16,070)

NET LOSS	(3,590,169)	(980,617)
Foreign currency translation (loss)/gain	(159,605)	91,443
TOTAL COMPREHENSIVE LOSS	$(3,749,774)	$(889,174)

LOSS PER SHARE
Basic and diluted	(0.14)	(0.04)
Weighted average number of shares outstanding – Basic and diluted	25,817,990	25,346,004

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Additional	Retained earnings		Accumulated other	Total
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Equity (Deficit)
BALANCE AT MARCH 31, 2019 (Restated)	25,346,004	$25,346	$61,050	$(2,250,770)	$21,779	$(34,955)	$(2,177,550)
Transfer to Statutory reserve	-	-	-	(1,735)	1,735	-	-
Foreign currency translation	-	-	-	-	-	91,443	91,443
Net loss for the year (Restated)	-	-	-	(980,617)	-	-	(980,617)
BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)

Issuance of common stocks for cash	1,347,000	1,347	6,733,653	-	-	-	6,735,000
Appropriation of Statutory reserve and release of Statutory Reserve with disposition of subsidiaries	-	-	20,630	(10,937)	(9,693)	-	-
Foreign currency translation	-	-	-	-	-	(159,605)	(159,605)
Net loss for the year	-	-	-	(3,590,169)	-	-	(3,590,169)
BALANCE AT MARCH 31, 2020	26,693,004	$26,693	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,590,169)	$(980,617)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	101,014	114,391
Loss on disposal of plant and equipment	46,769	87,305
Changes in operating assets and liabilities:
Accounts receivable	(365,122)	(2,701,627)
Inventories	67,322	(29,484)
Advances to suppliers	(466,049)	(159,456)
Other receivables	(186,571)	(53,846)
Accounts payables	(268,181)	2,736,332
Accrued expenses and other payables	409,146	(80,109)
Advances from customers	28,833	(83,742)
Net cash used in operating activities	$(4,223,008)	$(1,150,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(405,851)	(136,001)
Proceeds from sale of property and equipment	2,439	-
Proceeds from disposal of subsidiaries	542,242	-
Cash decreased in disposal of subsidiaries	(701,882)	-
Net cash used in investing activities	$(563,052)	$(136,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	9,200,975	2,475,728
Repayment of related party borrowings	(9,702,083)	(1,063,323)
Proceeds from bank borrowings	87,032	515,447
Repayment of bank borrowings	(221,268)	(371,868)
Proceeds from issue of common stocks	6,735,000	-
Net cash provided by financing activities	$6,099,656	$1,555,984

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,313,596	269,130
Effect of exchange rate changes on cash and cash equivalents	(200)	(14,713)
Cash and cash equivalents, beginning of year	531,681	277,264
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,845,077	$531,681

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	4,588	15,143
Cash paid during the year for income tax	25,867	16,070
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	9,380,402	1,982,393

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $3,590,169 and $980,617 for the year ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, the Company had net current liability of $4,430,933 and $4,095,286, respectively, and a deficit on total equity of $81,498 and $3,066,724, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve its strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates

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

(b)	Fair Value Measurement

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

At March 31, 2021, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2021 and 2020.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(d)	Accounts Receivable

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended March 31, 2021 and 2020.

(e)	Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for both years ended March 31, 2021 and 2020.

(f)	Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Production plant	5-10 years
Motor vehicles	10-15 years
Office equipment	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of loss and comprehensive loss. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

(g)	Accounting for the Impairment of Long-Lived Assets and Goodwill

In previous, the Company early adopted ASU 2017-04. Under the new accounting guidance, the Company should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. In previous financial statements for the year ended March 31, 2020, the Company impaired goodwill of $475,003. The Company reperformed the test on goodwill for impairment for the time of reissuance of March 31, 2020 consolidated financial statements and it was determined that recoverable amount of one of the Company’s reporting units was lower than the carrying amount of the goodwill recorded as of March 31, 2018. The Company has restated the impairment of goodwill as if it was impaired during the year ended March 31, 2018.

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

There was no impairment of long-lived assets as of March 31, 2021 and 2020.

(h)	Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery of the good or service.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules as of March 31, 2021 and 2020.

Cost of revenues for garment manufacturing segment includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent. Cost of revenue for logistics services segment includes gasoline and diesel fuel, toll charges and subcontracting fees. Cost of revenue of property management and subleasing business was mainly the amortization of right-of-used assets for the subleasing business. Cost of revenue for epidemic prevention supplies business includes cost of merchandise and cost of direct raw materials, direct labor, and manufacturing overheads of our own products.

(i)	Earnings Per Share

The Company reports earnings (loss) per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the reporting period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company had no potentially dilutive ordinary shares as of March 31, 2021 and 2020.

(j)	Income Taxes

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilized, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2021 and 2020.

The Company’s Chinese subsidiaries are governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2021 and 2020. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

The U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense was recorded relating to the Tax Act changes for the years ended March 31, 2021 and 2020.

(k)	Leases

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

Lessor

As a lessor, the Company’s leases are classified as operating leases under ASC 842. Leases, in which the Company is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight-line basis over the lease term.

(l)	Recently issued and adopted accounting pronouncements

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

The Company sold its subsidiary DT, a manufacturing company in garment manufacturing segment on October 1, 2020 to a third party and sold HPF, a subsidiary in logistics services segment in November 2020 to another third party. After disposition, the two subsidiaries became third parties to the Company. The Company will not have any businesses with the two subsidiaries nor the buyers. The business operations, customers and suppliers of DT and HPF were retained by the Company; therefore, the disposition of the two subsidiaries did not qualify as discontinued operations.

Financial position of the entities at disposal date and gain or loss on disposal:

Garment Manufacturing Segment

Financial position of DT	September 30, 2020, date of disposal
Current assets	$673,025
Noncurrent assets	-
Current liabilities	(70,481)
Net assets	$602,544

The consideration was at the fair value as of date of disposal, which was also the carrying value of DT, resulting no gain or loss recognized on the disposal.

Logistics Services Segment

Financial position of HPF	November 16, 2020, date of disposal
Current assets	$740,060
Noncurrent assets	42,658
Current liabilities	(565,362)
Net assets	$217,356

The consideration was at the fair value as of date of disposal, which was also the carrying value of DT, resulting no gain or loss recognized on the disposal.

5.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances at the end of the years:

Amount due from related party	2021	2020
Hongye Financial Consulting (Shenzhen) Co., Ltd.	84,838		Nil
	$84,838	$	Nil

Being lease of the quarter ended March 31, 2021 paid on behalf of Hongye Financial Consulting (Shenzhen) Co., Ltd. for the shared office in Shenzhen.

Related party debt	2021	2020
Zhida Hong (1)	$3,727,371	$5,043,489
Bihua Yang (2)	370,523	-
Dewu Huang (3)	712,064	81,287
Zhongpeng Chen	-	160,427
Jinlong Huang	104,006	144,237
	$4,913,964	$5,429,440

(1)	The decrease was due to net repayment of debt due to Zhida Hong. During years ended March 31, 2021, the Company received financial support of $2.2 million from Zhida Hong and repaid $3.6 million of debts due to him.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The increase of related party debt was additional financial support provided by Dewu Huang for YBY’s daily operation.

The borrowing balances of related party are unsecured, non-interest bearing and repayable on demand.

6.	INVENTORIES

Inventories consist of the following as of March 31, 2021 and 2020:

	2021	2020
Raw materials	$234,871	$230,742
Work in progress	-	62,150
Finished goods	35,564	54,639
Total inventories	$270,434	$347,531

There is no inventory write-downs for the years ended March 31, 2021 and 2020.

7.	ADVANCES TO SUPPLIERS

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

8.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consists of the following as of March 31, 2021 and 2020:

	2021	2020
Deposit	155,830	123,965
Receivable of consideration on disposal of subsidiaries	258,929	-
Other receivables	269,402	108,009
	$684,161	$231,974

9.	PLANT AND EQUIPMENT

Plant and equipment consists of the following as of March 31, 2021 and 2020:

	2021	2020
Production plant	$71,642	$67,247
Motor vehicles	1,020,893	868,743
Office equipment	14,073	19,471
	1,106,608	955,461
Less: accumulated depreciation	(312,631)	(370,442)
Plant and equipment, net	$793,977	$585,019

Depreciation expense for the years ended March 31, 2021 and 2020 was $101,014 and $114,391, respectively.

10.	SHORT-TERM BANK LOAN

In September 2018, HSW, a subsidiary of the Company entered into a facility agreement with Dongguan Agricultural Commercial Bank and obtained a line of credit, which allows the Company to borrow up to approximately $212,334 (RMB1,500,000) for daily operations with fixed interest rate of 6.96% per annum. The loans are guaranteed at no cost by legal representative of HSW. As of March 31, 2020, the Company has borrowed $211,868 (RMB1,500,000) under this line of credit. In September 2020, the Company fully repaid the outstanding loan and this line of credit was cancelled.

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $147,264 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2020, the Company has borrowed $152,607 (RMB1,000,000) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance will be due on July 31, 2021.

In August 2020, DT entered into a new facility agreement with Webank and obtained a credit facility of $88,358 (RMB600,000) for daily operations with various annual interest rate from 16.2% to 16.29%. The loans are guaranteed at no cost by the legal representative of DT. The loan borrowing was $Nil as of March 31, 2021 as the loan was transferred to the buyer with the disposal of DT on September 30, 2020.

11.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2021 and 2020.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2021 and 2020. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2021 and 2020.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2021	2020
PRC statutory tax rate	25%	25%
Computed expected benefits	$(891,076)	$(241,137)
Temporary differences	(50,911)	(15,205)
Permanent difference	56,227	3,732
Changes in valuation allowance	911,627	268,680
Reported income tax expense	$25,867	$16,070

As of March 31, 2021, the accumulated tax losses in China amounting to $1.5 million (2020: $0.8 million) will expire in five years. As of March 31, 2021, the accumulated net operating loss carried forward in the US entity was $4.7 million (2020: $1.2 million).

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2021 and 2020. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12.	SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services;

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies; and

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and other”.

Selected information in the segment structure is presented in the following tables:

	Garment	Logistics Services	Property management and leasing	Epidemic prevention supplies	Corporate and other	Totals
Revenue from external customers	6,896,410	4,580,733	1,278,517	11,979,099	-	24,734,759
Intersegment revenue	2,304	-	-	-	-	2,304
Interest income	23	0	8	-	199	230
Interest expense	16,787	795	7	-	1,553	19,142
Depreciation and amortization	5,036	90,549	-	5,429	-	101,014
Operating income (loss)	327,161	191,730	4,220	(3,280,313)	(850,972)	(3,608,174)
Segment assets	4,410,466	2,236,574	9,316,090	33,737	2,342,379	18,339,246
Expenditures for segment assets	79,460	326,391	-	-	-	405,851

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Revenues	Long-Lived Assets
China	13,131,787	10,426,602
United States	11,602,972	-
Total	24,734,759	10,426,602

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2021 and 2020:

	2021	2020
Accrued wages and welfare	82,548	61,776
Accrued expenses	55,000	5,753
Other tax payable	28,242	25,206
Rental payable	29,741	24,972
Customers’ deposits	150,993	-
Other payables	335,460	113,210
	$681,984	$230,917

14.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2021, with discounted rate of 4.35%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease.

The Company leased three floors of a commercial building for 3 years with an option to extend the lease in Humen Town of Dongguan City from the landlord and provides shops subleasing and property management services for garment wholesalers and retailers in the leased property.

The Following table summarizes the components of lease expense:

	2021	2020

Operating lease cost	1,021,267	451,685
Short-term lease cost	35,727	63,785
	1,056,994	515,470

The following table summarizes supplemental information related to leases:

	2021	2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$1,650,847	$515,470
Right-of-use assets obtained in exchange for new operating leases liabilities	9,380,402	1,982,393
Weighted average remaining lease term - Operating leases (years)	2.8	4.2
Weighted average discount rate - Operating leases	4.35%	4.35%

The following table summarizes the maturity of operating lease liabilities:

Years ending March 31	Lease cost
2022	$3,710,121
2023	3,792,954
2024	2,891,377
2025	58,344
Total lease payments	10,452,795
Less: Interest	(820,170)
Total	$9,632,625

15. SHARE CAPITAL AND RESERVES

Share capital

In August 2020, the Company offered 747,000 common stocks to an individual investor. The subscription price was $5.00 per share. The proceeds were all received in August 2020.

On December 31, 2020, the Company offered 600,000 common stocks to an individual investor. The subscription price was $5.00 per share. The proceeds received will be used for working capital and other general corporate purposes.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2021 and 2020 were $10,937 and $1,735, respectively. In November 2020, consolidated statutory reserve of $20,630 was transferred to additional paid in capital because there was no liability for the company to provide such reserve due to disposal of a subsidiary. The balance of paid-up statutory reserve was $13,821 and $23,514 as of March 31, 2021 and 2020, respectively.

16.	RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which are 6.55 and 7.08 as at March 31, 2021 and March 31, 2020, respectively. Revenue and expenses are translated at the average yearly exchange rates, which are 6.78 and 6.94 for the two years ended March 31, 2021 and 2020, respectively. The equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as at March 31, 2021 and 2020.

Garment manufacturing segment

	March 31, 2021	March 31, 2020
Customer A	98.4%	85.5%
Customer B	1.6%	Nil	%

The high concentration as at March 31, 2021 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	March 31, 2021	March 31, 2020
Customer A	30.2%	22.4%
Customer B	16.6%	18.3%
Customer C	12.7%	3.8%
Customer D	5.5%	2.7%
Customer E	5.5%	Nil %

Property management and subleasing

The accounts receivable of Property management and subleasing segment as at March 31, 2021 was from one customer only.

Epidemic prevention supplies segment

No accounts receivables in this segment.

For the year ended March 31, 2021, two customers, one from garment segment and the other from Epidemic prevention supplies segment, provided more than 10% of total consolidated revenue of the Company, represented 57.4% of total revenue of the Company.

The high concentration in year ended March 31, 2021 was mainly due to concentration of distributors in garment manufacturing business and epidemic prevention supplies business. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the percentages of purchases from five largest suppliers of each of the reportable segment purchase for the years ended March 31, 2021 and 2020.

	Year ended
	March 31,
	2021	2020
Garment manufacturing segment	98.7%	92.7%
Logistics services segment	49.9%	25.6%
Property management and subleasing	100.0%	Nil	%
Epidemic prevention supplies	90.8%	Nil	%

Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2021, the total outstanding borrowings amounted to $152,607 (RMB 1,000,000) with various interest rate from4.84% to 6.96% p.a. (Note 10)

(e)   COVID-19

The Coronavirus Disease (COVID-19) outbreak and the measures taken to contain the spread of the pandemic have created a high level of uncertainty to global economic prospects and this has impacted the Company’s operations and its financial performance of the financial year and subsequent to the financial year end.

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

17.	SUBSEQUENT EVENTS

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021 Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	30	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	28	Chief Financial Officer and Treasurer	March 8, 2019

Yu Jiaxin (1)(2)(3)	38	Independent Director	March 13, 2019

Hong Zhiwang	26	Director	March 13, 2019

Alex. P. Hamilton (1)(2)(3) *	47	Independent Director Nominee*	May 10, 2021

Jiangping (Gary) Xiao (1)(2)(3)*	40	Independent Director Nominee*	May 12, 2021

(1)       Member of the Audit Committee

(2)       Member of the Compensation Committee

(3)       Member of the Nominating and Corporate Governance Committee

*	On May 10, 2021, the Board appointed Mr. Alex P. Hamilton as our independent director, effective upon the date of the Company’s completion of its public offering and the listing of its common stock on a national securities exchange, whichever is the later (the “Appointment Effective Date’). Mr. Hamilton will serve on each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

On May 12, 2021, the Board appointed Mr. Jiangping (Gary) Xiao as our independent director, effective upon the date of the Company’s completion of its public offering and the listing of its common stock on a national securities exchange, whichever is the later (the “Appointment Effective Date’). Mr. Xiao will serve on each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Alex P. Hamilton, Independent Director Nominee

Mr. Hamilton obtained his B.A. in Economics from Brandeis University in 1994. Mr. Alex P. Hamilton, age 47, has been the Chief Financial Officer of CBD Biotech Inc. since November 2018, and has also served as Director of CBD Biotech Inc. since April 2019. In April 2016, Mr. Hamilton founded Hamilton Laundry, and has served as its chief executive officer since then. Mr. Hamilton also founded Hamilton Strategy in November 2014, and has served as its chief executive officer since. From November 2013 to November 2014, Mr. Hamilton was the president of Kei Advisors. Mr. Hamilton was also the Co-Founder of Donald Capital LLC, and has served as its president since May 2019. Mr. Hamilton has been serving as an independent director and the chairman of the audit committee of Wunong Net Technology Company Limited (Nasdaq: WNW) since December 2020.

The Board has determined that Mr. Hamilton satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Hamilton has accepted our appointment to be our independent director, effective on the Appointment Effective Date.

Jiangping (Gary) Xiao, Independent Director Nominee

Mr. Xiao obtained a master’s degree in business administration from the Ross School of Business Management at the University of Michigan in 2006 and a bachelor’s degree in accounting from Tsinghua University in Beijing, China, in 2000. Mr. Jiangping (Gary) Xiao, age 40, has been the vice president of finance and accounting at Hilco IP Merchant Banking since July 2019. Since December 2020, Mr. Xiao has been serving as an independent director and the chairman of the nominating and corporate governance committee of Wunong Net Technology Company Limited (Nasdaq: WNW). From March 2017 to March 2019, Mr. Xiao served as the chief financial officer of Professional Diversity Network, Inc.. From June 2013 to April 2016, Mr. Xiao served as the chief financial officer and financial controller of Petstages Inc.. From August 2008 to May 2013, Mr. Xiao served as the operation financial controller of the operations management group of The Jordan Company, a private equity firm. From June 2006 to August 2008, Mr. Xiao served as a senior finance associate in the financial planning and analysis department of United Airlines, Inc.. Mr. Xiao obtained a master’s degree in business administration from the Ross School of Business Management at the University of Michigan in 2006 and a bachelor’s degree in accounting from Tsinghua University in Beijing, China, in 2000.

The Board has determined that Mr. Xiao satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Hamilton has accepted our appointment to be our independent director, effective on the Appointment Effective Date.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees.

Audit Committee

Our Audit Committee was established on March 8, 2019 and is currently comprised of one independent director, Ms. Yu Jiaxin. Upon effectiveness of the appointment of Mr. Alex P. Hamilton and Mr. Jiangping (Gary) Xiao as our independent directors on the Appointment Effective Date, our Audit Committee will comprise of three independent directors: Mr. Alex P. Hamilton (Chairperson), Ms. Yu Jiaxin and Mr. Jiangping (Gary) Xiao. Mr. Alex P. Hamilton qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our Compensation Committee was established on March 8, 2019 and is currently comprised of one independent director, Ms. Yu Jiaxin (Chairperson). Upon effectiveness of the appointment of Mr. Alex P. Hamilton and Mr. Jiangping (Gary) Xiao as our independent directors on the Appointment Effective Date, our Compensation Committee will comprise of three independent directors: Ms. Yu Jiaxin (Chairperson), Mr. Jiangping (Gary) Xiao and Mr. Alex P. Hamilton.

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

Our Corporate Governance and Nominating Committee was established on March 8, 2019 and is currently comprised of one independent directors, Ms. Yu Jiaxin. Upon effectiveness of the appointment of Mr. Alex P. Hamilton and Mr. Jiangping (Gary) Xiao as our independent directors on the Appointment Effective Date, our Corporate Governance and Nominating Committee will comprise of three independent directors: Ms. Yu Jiaxin, Mr. Jiangping (Gary) Xiao (Chairperson) and Mr. Alex P. Hamilton.

Board Leadership Structure and Role in Risk Oversight

Mr. Hong Zhida holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Hong Zhida’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Hong Zhida possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

The board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Management is responsible for assessing and managing risk, subject to oversight by the board of directors. The board oversees our risk management policies and risk appetite, including operational risks and risks relating to our business strategy and transactions. Various committees of the board assist the board in this oversight responsibility in their respective areas of expertise.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2021 and 2020:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong	2021	$17,229	0	0	0	0	0	0	$17,229
(CEO)	2020	$17,229	0	0	0	0	0	0	$17,229

Chao Huang	2021	$17,229	0	0	0	0	0	0	$17,229
(CFO)	2020	$17,229	0	0	0	0	0	0	$17,229

There are no current employment agreements between the Company and its officers.

Mr. Hong Zhida is the Company’s Chief Executive Officer, President and Secretary. Mr. Hong’s compensation is $1,436   per month. Mr. Hong may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Mr. Huang Chao as the Company’s Chief Financial Officer and Treasurer. On April 15, 2019, the Company entered into an employment agreement with Mr. Chao. Mr. Chao’s compensation is $1,436   per month. Mr. Chao may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

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

Compensation of Directors

Each independent director has entered into an Independent Director Agreement with the Company, pursuant to which Ms. Cui Shan, Ms. Yu Jiaxin and Mr. Li Weilin will receive $17,142, $15,000 and $15,000 per year, respectively, in equal monthly installments of $1,429, $1,250 and $1,250, respectively, at the end of each month. Ms. Cui Shan resigned as an independent director and the chairperson of the Audit Committee of Addentax Group Corp. on May 10, 2021. Mr. Li Weilin resigned as an independent director and the chairperson of the Nominating and Corporate Governance Committee of Addentax Group Corp. on May 13, 2021.

Mr. Alex P. Hamilton has entered into an independent director agreement with the Company, pursuant to which Mr. Hamilton will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter. The first compensation payment after the Appointment Effective Date will comprise a pro-rata amount from the Appointment Effective Date through to the end of the relevant calendar quarter and thereafter quarterly payments in advance of each calendar quarter.

Mr. Jiangping (Gary) Xiao has entered into an independent director agreement with the Company, pursuant to which Mr. Xiao will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter. The first compensation payment after the Appointment Effective Date will comprise a pro-rata amount from the Appointment Effective Date through to the end of the relevant calendar quarter and thereafter quarterly payments in advance of each calendar quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 29, 2021, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage of Shares Beneficially Owned—Before Offering” is based on a total of 26,693,004 shares of our issued and outstanding common stock.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Directors and Officers

Hong Zhida	1,507,950	5.65%

Hong Zhiwang	501,171	1.88%

Huang Chao	25,720	0.1%

Alex. P. Hamilton*	-	-

Yu Jiaxin	-	-

Jiangping (Gary) Xiao*	-	-

All Officers and Directors (six persons)	2,034,841	7.63%

Owner of more than 5% of Class	-	-

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000.

*	Mr. Alex P. Hamilton and Mr. Jiangping (Gary) Xiao has accepted our appointment to be our independent director, effective on the Appointment Effective Date.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2021, we have related party transactions as set forth below:

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances at the end of the years:

Amount due from related party	2021	2020
Hongye Financial Consulting (Shenzhen) Co., Ltd.	84,838		Nil
	$84,838	$	Nil

Being lease of the quarter ended March 31, 2021 paid on behalf of Hongye Financial Consulting (Shenzhen) Co., Ltd. for the shared office in Shenzhen.

Related party debt	2021	2020
Zhida Hong (1)	$3,727,371	$5,043,489
Bihua Yang (2)	370,523	-
Dewu Huang (3)	712,064	81,287
Zhongpeng Chen	-	160,427
Jinlong Huang	104,006	144,237
	$4,913,964	$5,429,440

(1)	The decrease was due to net repayment of debt due to Zhida Hong. During years ended March 31, 2021, the Company received financial support of $2.2 million from Zhida Hong and repaid $3.6 million of debts due to him.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The increase of related party debt was additional financial support provided by Dewu Huang for YBY’s daily operation.

Item 14. Principal Accountant Fees and Services

During fiscal years ended March 31, 2021 and 2010 we incurred approximately $195,000 and $80,000, respectively in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2021 and 2020 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

Date: June 29, 2021

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	President, Chief Executive Officer and Director	June 29, 2021
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	Chief Financial Officer	June 29, 2021
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Yu Jiaxin	Director	June 29, 2021
Yu Jiaxin

/s/ Hong Zhiwang	Director	June 29, 2021
Hong Zhiwang

