Form 10-Q
period 2021-06-30
ADDENTAX GROUP CORP.
filed 2021-08-16
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+(86) 755 86961 405

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 16, 2021, there were 26,093,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2021 and 2020

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	June 30, 2021	March 31, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$972,171	$1,845,077
Accounts receivables, net	6,789,410	4,757,518
Inventories	408,328	270,434
Prepayments and other receivables	1,001,543	684,161
Advances to suppliers	738,687	355,454
Amount due from related party	238,743	84,838
Total current assets	10,148,882	7,997,482

NON-CURRENT ASSETS
Plant and equipment, net	875,831	793,977
Operating lease right of use asset	8,941,288	9,632,625
Total non-current assets	9,817,119	10,426,602
TOTAL ASSETS	$19,966,001	$18,424,084

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$154,833	$152,607
Accounts payable	4,501,868	3,121,373
Amount due to related parties	5,636,053	4,913,964
Advances from customers	-	3,029
Accrued expenses and other payables	765,027	681,984
Operating lease liability current portion	3,666,026	3,555,458
Total current liabilities	14,723,807	12,428,415

NON-CURRENT LIABILITIES
Operating lease liability	5,275,261	6,077,167
TOTAL LIABILITIES	$19,999,068	$18,505,582

EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,693,004 shares issued and outstanding at June 30, 2021 and March 31, 2021)	$26,693	$26,693
Additional paid-in capital	6,815,333	6,815,333
Retained earnings	(6,755,281)	(6,834,228)
Statutory reserve	13,821	13,821
Accumulated other comprehensive loss	(133,633)	(103,117)
Total deficit	(33,067)	(81,498)
TOTAL LIABILITIES AND EQUITY	$19,966,001	$18,424,084

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2021	2020

REVENUES	$4,286,431	$5,918,215

COST OF REVENUES	(3,703,026)	(5,120,576)

GROSS PROFIT	583,405	797,639

OPERATING EXPENSES
Selling and marketing	(46,390)	(153,245)
General and administrative	(460,315)	(455,962)
Total operating expenses	(506,705)	(609,207)

INCOME FROM OPERATIONS	76,700	188,432

Interest income	1,967	42
Interest expenses	(2,232)	(4,960)
Other income (expense), net	13,237	23,745

INCOME BEFORE INCOME TAX EXPENSE	89,672	207,259
INCOME TAX EXPENSE	(10,725)	(3,359)

NET INCOME	78,947	203,900
Foreign currency translation loss	(30,516)	(4,455)
TOTAL COMPREHENSIVE INCOME	$48,431	$199,445

EARNING PER SHARE
Basic and diluted	0.00	0.01
Weighted average number of shares outstanding – Basic and diluted	26,153,818	25,346,004

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)
Foreign currency translation	-	-	-	-	-	(4,455)	(4,455)
Net income for the period	-	-	-	203,900	-	-	203,900
BALANCE AT JUNE 30, 2020	25,346,004	$25,346	$61,050	$(3,029,222)	$23,514	$52,033	$(2,867,279)

BALANCE AT MARCH 31, 2021	26,693,004	$26,693	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)
Foreign currency translation	-	-	-	-	-	(30,516)	(30,516)
Net income for the period	-	-	-	78,947	-	-	78,947
BALANCE AT JUNE 30, 2021	26,693,004	$26,093	$6,815,333	$(6,755,281)	$13,821	$(133,633)	$(33,067)

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,947	$203,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	33,986	23,473
Loss on disposal of plant and equipment	-	4,947
Changes in operating assets and liabilities, net of effects from disposal of subsidiaries:
Accounts receivable	(2,031,892)	2,823,170
Inventories	(137,894)	(249,262)
Advances to suppliers	(383,233)	(168,478)
Other receivables	(317,382)	85,722
Accounts payables	1,380,495	(2,087,678)
Accrued expenses and other payables	129,338	17,042
Advances from customers	(3,029)	145,555
Net cash (used in) provided by operating activities	$(1,250,664)	$798,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment and other assets	(104,235)	(143,148)
Net cash used in investing activities	$(104,235)	$(143,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	1,292,956	3,302,608
Repayment of related party borrowings	(806,994)	(2,942,222)
Net cash provided by financing activities	$485,962	$360,386

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(868,937)	1,015,629
Effect of exchange rate changes on cash and cash equivalents	(3,969)	2,099
Cash and cash equivalents, beginning of the period	1,845,077	531,681
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$972,171	$1,549,409

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,936	$3,765
Cash paid during the year for income tax	$10,725	$3,359
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$178,189	$-

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on June 29, 2021 (“2020 Form 10-K.”).

GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net income of $78,947 and $203,900 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and March 31, 2021, the Company had net current liability of $4,574,925 and $4,430,933, respectively, and a deficit on total equity of $33,067 and $81,498, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no change on the accounting policies for the three months ended June 30, 2021.

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

4.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of June 30, 2021 and March 31, 2021:

Amount due from related party	June 30, 2021	March 31, 2021
Hongye Financial Consulting (Shenzhen) Co., Ltd.	238,743	84,838
	$238,743	$84,838

Related party borrowings	June 30, 2021	March 31, 2021
Zhida Hong (1)	$3,705,193	$3,727,371
Bihua Yang (2)	382,437	370,523
Dewu Huang (3)	1,420,186	712,064
Jinlong Huang	128,237	104,006
	$5,636,053	$4,913,964

(1)	The decrease was due to net repayment of debt due to Zhida Hong. During the three months ended June 30, 2021, the Company received financial support of $0.2 million from Zhida Hong and repaid $0.2 million of debts due to him.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The increase of related party debt was additional financial support provided by Dewu Huang for YBY’s daily operation.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5.	INVENTORIES

Inventories consist of the following as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Raw materials	$365,679	$234,871
Work in progress	13,199	-
Finished goods	29,450	35,564
Total inventories	$408,328	$270,434

There is no inventory write-off for the three months ended June 30, 2021 and 2020.

6.	ADVANCES TO SUPPLIERS

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

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of June 30, 2021 and March 31, 2021:

	June 30, 2021		March 31, 2021
Prepayment		476,453		-
Deposit		48,544		155,830
Receivable of consideration on disposal of subsidiaries		263,679		258,929
Other receivables		212,867		269,402
	$1,001,543		$684,161

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Production plant	$72,687	$71,642
Motor vehicles	1,099,061	1,020,893
Office equipment	50,673	14,073
	1,222,421	1,106,608
Less: accumulated depreciation	(346,590)	(312,631)
Plant and equipment, net	$875,831	$793,977

Depreciation expense for the three months ended June 30, 2021 and 2020 was $29,389 and $23,473, respectively.

9.	SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2021, the Company has borrowed $154,833 (RMB1,000,000) (March 31, 2021: $152,607) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance will be due on September 30, 2021.

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

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2021 and 2020.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2021 and 2020. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a  U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2021 and 2020.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended
	June 30,
	2021	2020
PRC statutory tax rate	25%	25%
Computed expected benefits	22,418	51,815
Temporary differences	(39,459)	(103,932)
Permanent difference	1,478	-
Changes in valuation allowance	26,288	55,476
Income tax expense	$10,725	$3,359

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

	Garment	Logistics Services	Property management and leasing	Epidemic prevention supplies	Corporate and other	Totals
Revenue from external customers	2,069,141	1,108,042	1,109,248	-	-	4,286,431
Intersegment revenue	2,417	-	-	-	-	2,417
Interest income	1,860	21	81	-	5	1,967
Interest expense	1,993	165	-	-	74	2,232
Depreciation and amortization	659	27,240	4,597	1,490	-	33,986
Operating income (loss)	123,629	4,863	57,211	-	(109,003)	76,700
Segment assets	6,384,543	2,559,283	9,256,608	76,691	1,688,876	19,966,001
Expenditures for segment assets	-	76,650	27,585	-	-	104,235

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Revenues	Long-Lived Assets
China	4,286,431	9,817,118
Total	4,286,431	9,817,118

12.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended June 30,
	2021		2020
Operating lease cost		934,666		111,706
Short-term lease cost		20,902		-
	$955,568		$111,706

The following table summarizes supplemental information related to leases:

	Three months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$955,568	$111,706
Right-of-use assets obtained in exchange for new operating leases liabilities	178,189	-
Weighted average remaining lease term - Operating leases (years)	2.5	4.0
Weighted average discount rate - Operating leases	4.75%	4.35%

The following table summarizes the maturity of operating lease liabilities:

Years ending June 30	Lease cost
2021	$3,840,163
2022	3,851,328
2023	2,014,865
2024	14,798
Total lease payments	9,721,154
Less: Interest	(779,866)
Total	$8,941,288

13.	RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 6.459 and 6.553 as of June 30 June, 2021 and March 31, 2021, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.461 and 6.779 for the three months ended June 30, 2021 and 2020, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of June 30, 2021 and March 31, 2021.

Garment manufacturing segment

	June 30, 2021	March 31, 2021
Customer A	98.8%	98.4%
Customer B	1.1%	1.6%
Customer C	0.1%	-

The high concentration as of June 30, 2021 was mainly due to business development of a large distributor of garments.

Logistics services segment

	June 30, 2021	March 31, 2021
Customer A	19.8%	16.6%
Customer B	17.8%	30.2%
Customer C	7.7%	5.5%
Customer D	6.7%	5.5%
Customer E	6.5%	1.8%

Property management and subleasing

	June 30, 2021	March 31, 2021
Customer A	100%	-

Epidemic prevention supplies segment

No accounts receivables in this segment.

For the three months ended June 30, 2021, one customer from garment segment provided more than 10% of total revenue of the Company, represented 98.8% of total revenue of the Company for the three months (2020: 62.8%).

The high concentration in three months ended June 30, 2021 was mainly due to concentration of distributors in trading of epidemic prevention supplies. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three months ended June 30, 2021 and 2020.

	Three months ended
	June 30,
	2021	2020
Garment manufacturing segment	100.0%	97.9%
Logistics services segment	61.6%	97.87%
Property management and subleasing	100.0%	-%
Epidemic prevention supplies	-%	100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2021, the total outstanding borrowings amounted to $154,833 (RMB1,000,000) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

O

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2021 and 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistics services provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into four segments: Garment manufacturing, Logistics services, Property management and subleasing, and Epidemic prevention supplies.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China. In October 2020, the Company disposed of DT to a third party at fair value, which was also its carrying value as of September 30, 2020.

Our logistic business consists of delivery and courier services covering approximately 79 cities in approximately seven provinces and two municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistics services operations through four wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd., which was incorporated in November 2020, and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China. In November, the Company disposed of HPF to a third party at fair value, which was also its carrying value as of November 30, 2020.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2021, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2021.

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

Results of Operations for the three months ended June 30, 2021 and 2020

The following tables summarize our results of operations for the three months ended June 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Increase (decrease) in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$4,286,431	100.0%	$5,918,215	100%	$(1,631,784)	(27.6)%
Cost of revenues	(3,703,026)	(86.4)%	(5,120,576)	(86.5)%	1,417,550	27.7%
Gross profit	583,405	13.6%	797,639	13.5%	(214,234)	(26.9)%
Operating expenses	(506,705)	(11.8)%	(609,207)	(10.3)%	102,502	16.8%
Income from operations	76,700	1.8%	188,432	3.2%	(111,732)	59.3%
Other income, net	13,237	0.3%	23,745	0.4%	(10,508)	(44.3)%
Net finance cost	(265)	(0.0)%	(4,918)	(0.1)%	4,653	4,527.2%
Income tax expense	(10,725)	(0.3)%	(3,359)	(0.1)%	(7,366)	(219.3)%
Net income	$78,947	1.8%	$203,900	3.4%	$(124,953)	61.3%

Revenue

Total revenue for the three months ended June 30, 2021 decreased by approximately $1.6 million, or 27.6%, as compared with the three months ended June 30, 2020. The significant decrease was mainly because of the decrease of epidemic supply business and logistics services business offset by increases in garment manufacturing business and property management and leasing business.

Revenue generated from our garment manufacturing business contributed approximately $2.1 million (48.3%) and $1.3 million (21.5%) of total revenue for the three months ended June 30, 2021 and 2020, respectively. The $0.8 million increase was mainly due to recovery of economic when the epidemic was well controlled.

Revenue generated from our logistics services business contributed approximately $1.1 million or 25.8% of our total revenue for the three months ended June 30, 2021. Revenue generated from our logistic business contributed approximately $1.5 million or 25.9% of our total revenue for the three months ended June 30, 2020. The $0.4 million decrease mainly because the Company disposed of a subsidiary, HPF, in September 2020 and set up a new subsidiary, YXPF. The new subsidiary took time to develop the business gradually to replace the business of HPF.

Revenue generated from our property management and subleasing business contributed approximately $1.1 million increase or 25.9% of our total revenue for the three months ended June 30, 2021. This is a new business segment developed in current period and there was no revenue for the three months ended June 30, 2020.

There was no revenue generated from our epidemic prevention supplies business for the three months ended June 30, 2021 because no profitable orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. Revenue generated from our epidemic prevention supplies business contributed approximately $3.1 million decrease, or 52.6% of our total revenue for the three months ended June 30, 2020.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,069,141	100.0%	$1,274,806	100%		$794,335	62.3%
Raw materials	1,441,333	69.7%	945,284	74.2%		496,049	52.5%
Labor	443,290	21.4%	229,096	18.0%		214,194	93.5%
Other and Overhead	10,399	0.5%	8,427	0.6%		1,972	23.4%
Total cost of revenue for garment manufacturing	1,895,022	91.6%	1,182,807	92.8%		712,215	60.2%
Gross profit for garment manufacturing	174,119	8.4%	91,999	7.2%		82,120	89.3%
						0
Net revenue for logistics services	1,108,042	100.0%	1,533,381	100.0%		(425,339)	(27.7)%
Fuel, toll and other cost of logistics services	393,150	35.5%	384,229	25.1%		8,921	2.3%
Subcontracting fees	486,722	43.9%	902,065	58.8%		(415,343)	(46.0)%
Total cost of revenue for logistics services	879,872	79.4%	1,286,294	83.9%		(406,422)	(31.6)%
Gross Profit for logistics services	228,170	20.6%	247,087	16.1%		(18,917)	(7.7)%

Net revenue for property management and subleasing	1,109,248	100.0%	-	-		1,109,248
Total cost of revenue for property management and subleasing	926,642	83.5%	-	-		926,642
Gross Profit for property management and subleasing	182,606	16.5%	-	-		182,606

Net revenue for epidemic prevention supplies	$-		$3,110,028	-		(3,110,028)	(100.0)%
Merchandise/Finished goods/Raw materials	-		2,546,955	81.9%		(2,546,955)	(100.0)%
Labor	-		64,946	2.1%		(64,946)	(100.0)%
Other and Overhead	1,490		39,574	1.3%		(38,084)	(96.2)%
Total cost of revenue for epidemic prevention supplies	1,490		2,651,475	85.3%		(2,649,985)	(99.9)%
Gross (loss) income for epidemic prevention supplies	(1,490)		458,553	14.7%		(460,043)	(100.3)%
Total cost of revenue	$3,703,026	86.4%	$5,120,576	86.5%	$	-(1,417,550)	(27.7)%
Gross profit	$583,405	13.6%	$797,639	13.5%		$-214,234)	(26.9)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were 69.7% of our total garment manufacturing business revenue in the three months ended June 30, 2021, compared with 74.2% in the three months ended June 30, 2020. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 21.4% of our total garment manufacturing business revenue in the three months ended June 30, 2021, compared with 18.0% in the three months ended June 30, 2020. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 0.5% of our total garment business revenue for the three months ended June 30, 2021, compared with 0.7% of total garment business revenue for the three months ended June 30, 2020.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 33.4% and 34.4% of total cost of revenues for our service segment for the three months ended June 30, 2021 and 2020, respectively. The percentage decreased as we used our own logistics more than the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended June 30, 2021 were approximately $0.4 million compared with $0.4 million for the three months ended June 30, 2020. Fuel, toll and other costs for our service business accounted for 35.5% of our total service revenue for the three months ended June 30, 2021, compared with 25.1% for the three months ended June 30, 2020. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the three months ended June 30, 2021 decreased 46.0% to approximately $0.5 million from $0.9 million for the three months ended June 30, 2020. Subcontracting fees accounted for 43.9% and 58.8% of our total service business revenue in the three months ended June 30, 2021 and 2020, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The other cost of the quarter represented depreciation of machinery.

Gross profit

Garment manufacturing business gross profit for the three months ended June 30, 2021 was approximately $0.2 million, as compared with approximately $0.1 million for the three months ended June 30, 2020. Gross profit accounted for 8.4% of our total Garment manufacturing business revenue for the three months ended June 30, 2021, compared with 7.2% for the three months ended June 30, 2020. The gross margin was 1.2% higher due to higher raw material cost in the quarter ended June 30, 2020.

Gross profit in our logistics services business for the three months ended June 30, 2021 was approximately $0.2 million and gross margin was 20.6%. Gross profit in our logistics services business for the three months ended June 30, 2020 was approximately $0.2 million and gross margin was 16.1%. The increase of gross profit ratio was mainly because of a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the three months ended June 30, 2021 was approximately $0.2 million, or 16.5% of our total property management and subleasing business revenue. This is a new business developed in last quarter.

Gross loss in our epidemic prevention supplies business for the three months ended June 30, 2021 was approximately $0.001 million.

	Three months ended June 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Gross profit	$583,405	100%	$797,639	100%	(214,233)	(26.9)%
Operating expenses:
Selling expenses	(46,390)	(8.0)%	(153,245)	(23.1)%	106,855	69.7%
General and administrative expenses	(460,315)	(78.9)%	(455,962)	(68.9)%	(4,353)	(1.0)%
Total	$(506,705)	(86.9)%	$(609,207)	(92.0)%	102,502	16.8%
Income from operations	$76,700	13.1%	$188,432	8.0%	(111,731)	(59.3)%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the three months ended June 30, 2021 and 2020 was nil and approximately $0.001 million, respectively. Our selling expenses in our logistics services segment was nil for the three months ended June 30, 2021 and 2020, respectively. Selling expenses in our property management and subleasing business was nil for the three months ended June 30, 2021 and 2020, respectively. Selling expenses in our epidemic prevention supplies segment was nil and approximately $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended June 30, 2021 decreased 69.7% to $0.05 million from $0.2 million for the three months ended June 30, 2020. It was mainly due to decrease of marketing expenses of epidemic prevention supplies business.

Our general and administrative expenses in our Garment manufacturing business segment for the three months ended June 30, 2021 and 2020 was approximately $0.05 million and $0.03 million, respectively. Our general and administrative expenses in our logistics services segment, for the three months ended June 30, 2021 and 2020 was approximately $0.2 million and $0.2 million, respectively. The general and administrative expenses in our property management and subleasing business was approximately $0.08 million for the three months ended June 30, 2021. Our general and administrative expenses in our epidemic prevention supplies segment was nil and approximately $0.02 million for the three months ended June 30, 2021 and 2020, respectively. Our general and administrative expenses in our corporate office for the three months ended June 30, 2021 and 2020 was approximately $0.1 million and $0.2 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2021 decreased slightly by 1.0% to approximately $0.46 million from $0.45 million for the three months ended June 30, 2020.

Income from operations

Income from operations for the three months ended June 30, 2021 and 2020 was approximately $0.08 million and $0.2 million, respectively. Income from operations of approximately $0.1 million and $0.07 million was attributed from our garment manufacturing segment for the three months ended June 30, 2021 and 2020, respectively. Income from operations of approximately $0.005 million and $0.001 million was attributed from our logistics services segment for the three months ended June 30, 2021 and 2020, respectively. Income from operations of approximately $0.06 million was attributed from our newly developed property management and subleasing business. Income from operations of nil and approximately $0.4 million was attributed from our epidemic prevention supplies segment for the three months ended June 30, 2021 and 2020, respectively. We incurred a loss from operations in corporate office of approximately $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2021 and 2020 was approximately $0.01 million and $0.003 million, respectively, a two times increase compared to 2020. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2021 and 2020.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2021. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2021 and 2020.

Net Income

We incurred a net income of approximately $0.08 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Our basic and diluted earnings per share were $0.00 and $0.01 for the three months ended June 30, 2021 and 2020, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2021 and 2020 is as follow:

	Three months ended June 30,
	2021	2020
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(1,250,664)	$798,391
Net cash used in investing activities	$(104,235)	$(143,148)
Net cash provided by financing activities	$485,962	$360,386

Net cash used in operating activities in the three months ended June 30, 2021 was approximately $2.1 million more than that of the three months ended June 30, 2020. It was mainly because the net income of the three months ended June 30, 2021 was approximately $0.1 million less than the net income of the three months ended June 30, 2020. The movement of operating assets and liabilities of the three months ended June 30, 2021 resulted in negative cash flow of approximately $1.4 million, while the movement of operating assets and liabilities of the three months ended June 30, 2020 resulted in positive cash inflow of approximately $0.6 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the three months ended June 30, 2021 was approximately $0.04 million less than that of the three months ended June 30, 2020. It was mainly because the purchase of plant and equipment and other assets in the three months ended June 30, 2021 was approximately $0.04 million less than the purchase of plant and equipment in the three months ended June 30, 2020.

Net cash provided by financing activities for the three months ended June 30, 2021 was approximately $0.1 million more than the three months ended June 30, 2020. It was mainly because the net proceeds from related party borrowings increased approximately $0.1 million.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, we had cash on hand of approximately $1.0 million, total current assets of approximately $10.1 million and current liabilities of approximately $14.7 million. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2021, the market foreign exchange rate had decreased to RMB 6.46 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the three months ended June 30, 2021 and 2020 was approximately $0.03 million and $0.004 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: August 16, 2021	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

