Form 10-Q
period 2021-09-30
ADDENTAX GROUP CORP.
filed 2021-11-19
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 19, 2021, there were 26,093,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the six months ended September 30, 2021 and 2020

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	September 30, 2021	March 31, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$710,669	$1,845,077
Accounts receivables, net	1,540,962	4,757,518
Inventories	300,806	270,434
Prepayments and other receivables	580,159	684,161
Advances to suppliers	1,469,698	355,454
Amount due from related party	698,861	84,838
Total current assets	5,301,155	7,997,482

NON-CURRENT ASSETS
Plant and equipment, net	859,498	793,977
Long-term prepayments	16,126	-
Operating lease right of use asset	8,209,872	9,632,625
Total non-current assets	9,085,496	10,426,602
TOTAL ASSETS	$14,386,651	$18,424,084

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$155,120	$152,607
Accounts payable	1,320,116	3,121,373
Amount due to related parties	3,924,511	4,913,964
Advances from customers	55,337	3,029
Accrued expenses and other payables	726,366	681,984
Operating lease liability current portion	3,728,507	3,555,458
Total current liabilities	9,909,957	12,428,415

NON-CURRENT LIABILITIES
Operating lease liability	4,481,366	6,077,167
TOTAL LIABILITIES	$14,391,323	$18,505,582

EQUITY (deficit)
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,693,004 shares issued and outstanding at September 30, 2021 and March 31, 2021)	$26,693	$26,693
Additional paid-in capital	6,815,333	6,815,333
Accumulated Deficit	(6,723,260)	(6,834,228)
Statutory reserve	13,821	13,821
Accumulated other comprehensive loss	(137,259)	(103,117)
Total deficit	(4,672)	(81,498)
TOTAL LIABILITIES AND EQUITY	$14,386,651	$18,424,084

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

REVENUES	$2,757,832	$11,684,297	$7,044,263	$17,602,512

COST OF REVENUES	(2,287,407)	(14,705,387)	(5,990,433)	(19,825,963)

GROSS PROFIT (LOSS)	470,425	(3,021,090)	1,053,830	(2,223,451)

OPERATING EXPENSES
Selling and marketing	(45,802)	(5,789)	(92,192)	(159,033)
General and administrative	(462,886)	(466,042)	(923,201)	(922,005)
Total operating expenses	(508,688)	(471,831)	(1,015,393)	(1,081,038)

(LOSS) INCOME FROM OPERATIONS	(38,263)	(3,492,921)	38,437	(3,304,489)

Interest income	96	4	2,063	15
Interest expenses	(617)	(1,026)	(2,849)	(5,955)
Other income (expense), net	75,764	37,471	89,001	61,216

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	36,980	(3,456,472)	126,652	(3,249,213)
INCOME TAX EXPENSE	(4,959)	(4,053)	(15,684)	(7,412)

NET INCOME (LOSS)	32,021	(3,460,525)	110,968	(3,256,625)
Foreign currency translation loss	(3,626)	(83,696)	(34,142)	(88,151)
TOTAL COMPREHENSIVE INCOME (LOSS)	$28,395	$(3,544,221)	$76,826	$(3,344,776)

EARNINGS (LOSS) PER SHARE
Basic and diluted	0.00	(0.14)	0.00	(0.13)
Weighted average number of shares outstanding – Basic and diluted	26,405,333	25,521,529	26,405,333	25,521 ,529

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT JUNE 30, 2020	25,346,004	$25,346	$61,050	$(3,029,222)	$23,514	$52,033	$(2,867,279)
Paid in capital	747,000	747	3,734,253				3,734,253
Foreign currency translation	-	-	-	-	-	(83,696)	(83,696)
Net income for the period	-	-	-	(3,460,525)	-	-	(3,460,525)
BALANCE AT SEPTEMBER 30, 2020	26,093,004	$26,093	$3,795,303	$(6,489,747)	$23,514	$(31,663)	$(2,676,500)

BALANCE AT JUNE 30, 2021	26,693,004	$26,093	$6,815,333	$(6,755,281)	$13,821	$(133,633)	$(33,067)
Foreign currency translation						(3,626)	(3,626)
Net income for the period				32,021			32,021
BALANCE AT SEPTEMBER 30, 2021	26,693,004	$26,693	$6,815,333	$(6,723,260)	$13,821	$(137,259)	$(4,672)

BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	(3,233,122)	23,514	56,488	(3,066,724)
Paid in capital	747,000	747	3,734,253	-	-	-	3,735,000
Foreign currency translation	-	-	-	-	-	(88,151)	(88,151)
Net income for the period	-	-	-	(3,256,625)	-	-	(3,256,625)
BALANCE AT SEPTEMBER 30, 2020	26,093,004	26,093	3,795,303	(6,489,747)	23,514	(31,663)	(2,676,500)

BALANCE AT MARCH 31, 2021	26,693,004	$26,693	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)
Foreign currency translation	-	-	-	-	-	(34,142)	(34,142)
Net income for the period	-	-	-	110,968	-	-	110,968
BALANCE AT SEPTEMBER 30, 2021	26,693,004	$26,693	$6,815,333	$(6,723,260)	$13,821	$(137,259)	$(4,672)

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110,968	$(3,256,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	71,398	78,079
Loss on disposal of plant and equipment	-	32,988
Changes in operating assets and liabilities
Accounts receivable	3,216,556	3,161,329
Inventories	(30,372)	(287,370)
Advances to suppliers	(1,114,244)	(327,859)
Other receivables	(399,257)	16,408
Accounts payables	(1,801,257)	(2,500,432)
Accrued expenses and other payables	44,382	(16,614)
Advances from customers	52,308	37,541
Net cash provided by (used in) operating activities	$150,482	$(3,062,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment and other assets	(142,922)	(400,585)
Proceeds from sale of property and equipment	-	21,192
Net cash used in investing activities	$(142,922)	$(379,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	-	3,735,000
Proceeds from related party borrowings	1,623,725	6,079,859
Repayment of related party borrowings	(2,762,272)	(5,621,945)
Proceeds from bank borrowings	-	86,886
Repayment of bank borrowings	-	(205,850)
Net cash (used in) provided by financing activities	$(1,138,547)	$4,073,950

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,130,987)	632,002
Effect of exchange rate changes on cash and cash equivalents	(3,421)	14,711
Cash and cash equivalents, beginning of the period	1,845,077	531,681
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$710,669	$1,178,394

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,935	$4,441
Cash paid during the year for income tax	$15,684	$7,412
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$345,847	$28,865

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

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

The Company incurred net income of $32,021 and net loss of $3,460,525 for the three months ended September 30, 2021 and 2020, respectively, and net income of $110,968 and net loss of $3,256,626 for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, the Company had net current liability of $4,608,802 and $4,430,933, respectively, and a deficit on total equity of $4,672 and $81,498, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no change on the accounting policies for the three months ended September 30, 2021.

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

4.	RELATED PARTY TRANSACTIONS
Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Zhiyong Zhou	General Manager of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of September 30, 2021 and March 31, 2021:

Amount due from related party	September 30, 2021	March 31, 2021
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$195,602	$84,838
Zhiyong Zhou (1)	503,259	-
	$698,861	$84,838

Related party borrowings	September 30, 2021	March 31, 2021
Zhida Hong (2)	$3,405,707	$3,727,371
Bihua Yang (3)	361,454	370,523
Dewu Huang (4)	16,811	712,064
Jinlong Huang	140,539	104,006
	$3,924,511	$4,913,964

(1)	Being cash advance to Zhiyong Zhou to pay for daily operating expenditures of XKJ.

(2)	The decrease was due to net repayment of debt due to Zhida Hong. During the three and six months ended September 30, 2021, the Company received financial support of $0.04 million and 0.24 million from Zhida Hong and repaid $0.4 million and $0.6 million of debts due to him.

(3)	Being financial support from Bihua Yang for XKJ’s daily operation.

(4)	The decrease was due to net repayment of debt due to Dewu Huang. During the six months ended September 30, 2021, the company received interest free advanced loan as financial support of approximately $1.3 million from Dewu Huang and repaid approximately $2.0 million of debts due to him. The related party debt was additional financial support provided by Dewu Huang for YBY’s daily operation.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5.	INVENTORIES

Inventories consist of the following as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Raw materials	$257,428	$234,870
Work in progress	13,874	-
Finished goods	29,504	35,564
Total inventories	$300,806	$270,434

There is no inventory write-off for the three and six months ended September 30, 2021 and 2020.

6.	ADVANCES TO SUPPLIERS

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

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of September 30, 2021 and March 31, 2021:

	September 30, 2021		March 31, 2021
Prepayment		477,334		-
Deposit		48,634		155,830
Receivable of consideration on disposal of subsidiaries		264,290		258,929
Other receivables		293,160		269,402
	$1,083,418		$684,161

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Production plant	$72,821	$71,642
Motor vehicles	1,139,978	1,020,893
Office equipment	27,730	14,073
	1,240,529	1,106,608
Less: accumulated depreciation	(381,031)	(312,631)
Plant and equipment, net	$859,498	$793,977

Depreciation expense for the three and six months ended September 30, 2021 and 2020 was $42,008 and $27,686, $71,397 and $51,159, respectively.

9.	SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2021, the Company has borrowed $155,120 (RMB1,000,000) (March 31, 2021: $152,607) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company is still negotiating with the bank on renewal of the loan facility. Before renewal, the Company is paying additional 2.22% as penalty interest.

10.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2021 and 2020.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and six months ended September 30, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2021 and 2020. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2021 and 2020.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits (expense)	9,245	(864,118)	31,663	(812,304)
Temporary differences	(17,388)	829,401	(56,847)	725,469
Permanent difference	(1,230)	-	248	-
Changes in valuation allowance	14,332	38,770	40,620	94,247
Income tax expense	$4,959	$4,053	15,684	7,412

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

	Garment	Logistics Services	Property management and leasing	Epidemic prevention supplies	Corporate and other	Totals
Revenue from external customers	2,462,532	2,425,402	2,156,329	-	-	7,044,263
Intersegment revenue	2,415	-	-	-	-	2,415
Interest income	1,886	33	128	-	4	2,051
Interest expense	2,231	285	245	-	88	2,849
Depreciation and amortization	2,805	55,620	11,484	1,488	-	71,397
Operating income (loss)	124,748	110,109	33,091	-	(229,511)	38,437
Segment assets	1,802,162	2,608,999	8,547,438	101,885	1,326,167	14,386,651
Expenditures for segment assets	-	115,359	27,563	-	-	142,922

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenues
United States	-	2,852,972	-	11,602,972
China	2,757,832	8,831,325	7,044,263	5,999,540
Total	2,757,832	11,684,297	7,044,263	17,602,512

	September 30, 2021	March 31, 2020
Long-Lived Assets
China	9,085,496	10,426,602

12.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Operating lease cost	975,894	113,015	1,910,560	224,721
Short-term lease cost	41,883	-	62,785	-
	$1,017,777	$113,015	1,973,345	224,721

The following table summarizes supplemental information related to leases:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$1,017,777	$113,015	1,973,345	224,721
Right-of-use assets obtained in exchange for new operating leases liabilities	167,658	28,865	345,847	28,865
Weighted average remaining lease term - Operating leases (years)	2.3	3.8	2.3	3.8
Weighted average discount rate - Operating leases	4.75%	4.35%	4.75%	4.35%

The following table summarizes the maturity of operating lease liabilities:

Years ending September 30	Lease cost
2022	$3,905,611
2023	3,899,207
2024	1,066,355

Total lease payments	8,871,173
Less: Interest	(661,300)
Total	$8,209,873

13. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 6.447 and 6.553 as of September 30, 2021 and March 31, 2021, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.466 and 6.779 for the six months ended September 30, 2021 and 2020, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of September 30, 2021 and March 31, 2021.

Garment manufacturing segment

	September 30, 2021	March 31, 2021
Customer A	86.0%	98.4%
Customer B	14.0%	1.6%

The high concentration as of September 30, 2021 was mainly due to business development of a large distributor of garments.

Logistics services segment

	September 30, 2021	March 31, 2021
Customer A	15.1%	16.6%
Customer B	8.1%	12.7%
Customer C	6.8%	5.5%
Customer D	6.1%	Nil %
Customer E	5.7%	1.8%

Property management and subleasing

	September 30, 2021	March 31, 2021
Customer A	100%	-

Epidemic prevention supplies segment

No accounts receivables in this segment.

For the three and six months ended September 30, 2021, one customer from garment segment provided more than 10% of total revenue of the Company, represented 14.0% of total revenue of the Company for the three months and 34.5% for the six months. For the three and six months ended September 30, 2020, one customer from garment segment and one customer from epidemic prevention supplies segment provided more than 10% of total revenue of the Company.

The high concentration in three months ended September 30, 2021 was mainly due to concentration of distributors in trading of epidemic prevention supplies. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three and six months ended September 30, 2021 and 2020.

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Garment manufacturing segment	100.0%	99.6%	99.8%	97.2%
Logistics services segment	100.0%	96.3%	90.4%	93.2%
Property management and subleasing	100.0%	Nil %	100.0%	Nil %
Epidemic prevention supplies	Nil %	100.0%	Nil %	100%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2021, the total outstanding borrowings amounted to $155,120 (RMB1,000,000) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2021 and 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our logistic business consists of delivery and courier services covering approximately 79 cities in approximately seven provinces and two municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistics services operations through four wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd., which was incorporated in November 2020, and Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China. In November 2020, the Company disposed of HPF to a third party at fair value, which was also its carrying value as of November 30, 2020.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2021, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2021.

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

Lessor

As a lessor, the Company’s leases are classified as operating leases under ASC 842. Leases, in which the Company is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Rental income from operating leases is recognized on a straight line basis over the term of the relevant lease. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and recognized on a straight line basis over the lease term.

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

Results of Operations for the three months ended September 30, 2021 and 2020

The following tables summarize our results of operations for the three months ended September 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Changes in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$2,757,832	100.0%	$11,684,297	100%	$(8,926,465)	(76.4)%
Cost of revenues	(2,287,407)	(82.9)%	(14,705,387)	(125.9)%	12,417,980	84.4%
Gross profit (loss)	470,425	17.1%	(3,021,090)	(25.9)%	3,491,515	(115.6)%
Operating expenses	(508,688)	(18.4)%	(471,831)	(4.0)%	(36,857)	(7.8)%
Loss from operations	(38,263)	(1.4)%	(3,492,921)	(29.9)%	3,454,658	98.9%
Other income, net	75,764	2.7%	37,471	0.3%	38,293	102.2%
Net finance cost	(521)	(0.0)%	(1,022)	(0.0)%	501	37.1%
Income tax expense	(4,959)	(0.2)%	(4,053)	(0.0)%	(906)	(22.4)%
Net income (loss)	$32,021	1.2%	$(3,460,525)	(29.6)%	$3,492,546	100.9%

Revenue

Total revenue for the three months ended September 30, 2021 decreased by approximately $8.9 million, or 76.4%, as compared with the three months ended September 30, 2020. The significant decrease was mainly because of the decrease of epidemic supply business and logistics services business offset by increases in garment manufacturing business and property management and leasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.4 million (14.3%) and $1.6 million (13.9%) of total revenue for the three months ended September 30, 2021 and 2020, respectively. The decrease of $1.2 million was mainly due to factory re-decoration, remaining factories cannot provide as much capacity as before, we estimate the capacity will recover at late 2021.

Revenue generated from our logistics services business contributed approximately $1.3 million or 47.8% of our total revenue for the three months ended September 30, 2021. Revenue generated from our logistic business contributed approximately $1.3 million or 11.2% of our total revenue for the three months ended September 30, 2020. YXPF, the new subsidiary has developed the business to replace the business of HPF, which was disposed of in September 2020.

Revenue generated from our property management and subleasing business contributed approximately $1.0 million or 38.0% of our total revenue for the three months ended September 30, 2021. This is a new business segment developed in current period and there was no revenue for the three months ended September 30, 2020.

There was no revenue generated from our epidemic prevention supplies business for the three months ended September 30, 2021 because no orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. Revenue generated from our epidemic prevention supplies business contributed approximately $8.8 million, or 74.9% of our total revenue for the three months ended September 30, 2020.

Cost of revenue

	Three months ended September 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$393,391	100.0%	$1,623,255	100%	$(1,229,864)	(75.8)%
Raw materials	269,258	68.4%	1,143,215	70.3%	(873,957)	(76.4)%
Labor	86,044	21.9%	333,776	20.6%	(247,732)	(74.2)%
Other and Overhead	6,420	1.6%	5,745	0.4%	675	11.7%
Total cost of revenue for garment manufacturing	361,722	91.9%	1,482,736	91.3%	(1,121,014)	(75.6)%
Gross profit for garment manufacturing	31,670	8.1%	140,519	8.7%	(108,849)	(77.5)%
					0
Net revenue for logistics services	1,317,360	100.0%	1,307,003	100.0%	10,357	0.8%
Fuel, toll and other cost of logistics services	448,355	34.1%	500,955	38.3%	(52,600)	(10.5)%
Subcontracting fees	539,417	40.9%	588,397	45.0%	(48,980)	(8.3)%
Total cost of revenue for logistics services	987,772	75.0%	1,089,352	83.3%	(101,580)	(9.3)%
Gross Profit for logistics services	329,588	25.0%	217,650	16.7%	111,938	51.4%

Net revenue for property management and subleasing	1,047,081	100.0%	-	-	1,047,081
Total cost of revenue for property management and subleasing	937,915	89.6%	-	-	937,915
Gross Profit for property management and subleasing	109,165	10.4%	-	-	109,165

Net revenue for epidemic prevention supplies	$-		$8,754,039	100.0%	(8,754,039)	(100.0)%
Merchandise/Finished goods/Raw materials	-		12,133,298	138.6%	(12,133,298)	(100.0)%
Total cost of revenue for epidemic prevention supplies	-		12,133,298	138.6%	(12,133,298)	(100.0)%
Gross (loss) income for epidemic prevention supplies	-		(3,379,259)	(38.6)%	3,379,259	100.0%
Total cost of revenue	$2,287,407	82.9%	$14,705,387	125.9%	$(12,417,980)	(84.4)%
Gross profit	$470,425	17.1%	$(3,021,090)	(25.9)%	$3,491,515	115.6%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were 68.4% of our total garment manufacturing business revenue in the three months ended September 30, 2021, compared with 70.3% in the three months ended September 30, 2020. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 21.9% of our total garment manufacturing business revenue in the three months ended September 30, 2021, compared with 20.6% in the three months ended September 30, 2020. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 1.6% of our total garment business revenue for the three months ended September 30, 2021, compared with 0.4% of total garment business revenue for the three months ended September 30, 2020.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 35.6% and 32.8% of total cost of revenues for our service segment for the three months ended September 30, 2021 and 2020, respectively. The percentage decreased as we used our own logistics more than the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended September 30, 2021 were approximately $0.4 million compared with $0.5 million for the three months ended September 30, 2020. Fuel, toll and other costs for our service business accounted for 34.1% of our total service revenue for the three months ended September 30, 2021, compared with 38.3% for the three months ended September 30, 2020. The decrease in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the three months ended September 30, 2021 decreased 8.3% to approximately $0.5 million from $0.6 million for the three months ended September 30, 2020. Subcontracting fees accounted for 40.9% and 45.0% of our total service business revenue in the three months ended September 30, 2021 and 2020, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The other cost of the quarter represented depreciation of machinery.

Gross profit

Garment manufacturing business gross profit for the three months ended September 30, 2021 was approximately $0.03 million, as compared with approximately $0.1 million for the three months ended September 30, 2020. Gross profit accounted for 8.1% of our total Garment manufacturing business revenue for the three months ended September 30, 2021, compared with 8.7% for the three months ended September 30, 2020. The gross margin was 0.6% lower due to higher raw material cost in the quarter ended September 30, 2021.

Gross profit in our logistics services business for the three months ended September 30, 2021 was approximately $0.3 million and gross margin was 25.0%. Gross profit in our logistics services business for the three months ended September 30, 2020 was approximately $0.2 million and gross margin was 16.7%. The increase of gross profit ratio was mainly because of a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the three months ended September 30, 2021 was approximately $0.1 million, or 10.4% of our total property management and subleasing business revenue. This is a new business developed in last quarter.

	Three months ended September 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Gross profit	$470,425	100%	$(3,021,090)	100%	3,491,515	(26.9)%
Operating expenses:
Selling expenses	(45,802)	(8.0)%	(5,789)	(23.1)%	(40,013)	69.7%
General and administrative expenses	(462,886)	(78.9)%	(466,044)	(68.9)%	3,158)	(1.0)%
Total	$(508,688)	(86.9)%	$(471,833)	(92.0)%	(36,855)	16.8%
Income from operations	$(38,263)	13.1%	$(3,492,921)	8.0%	3,454,658	(59.3)%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the three months ended September 30, 2021 and 2020 was approximately $0.071 million and $0.001 million, respectively. Our selling expenses in our logistics services segment was nil for the three months ended September 30, 2021 and 2020, respectively. Selling expenses in our property management and subleasing business was approximately $0.05 million for the three months ended September 30, 2021 and 2020, respectively. Selling expenses in our epidemic prevention supplies segment was nil and approximately $0.005 million for the three months ended September 30, 2021 and 2020, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended September 30, 2021 increased 691.2% to approximately $0.04 million from $0.006 million for the three months ended September 30, 2020. It was mainly due to decrease of marketing expenses of epidemic prevention supplies business.

Our general and administrative expenses in our Garment manufacturing business segment for the three months ended September 30, 2021 and 2020 was approximately $0.03 million and $0.06 million, respectively. Our general and administrative expenses in our logistics services segment, for the three months ended September 30, 2021 and 2020 was both approximately $0.2 million. The general and administrative expenses in our property management and subleasing business was approximately $0.09 million for the three months ended September 30, 2021. Our general and administrative expenses in our epidemic prevention supplies segment was nil and approximately $0.001 million for the three months ended September 30, 2021 and 2020, respectively. Our general and administrative expenses in our corporate office for the three months ended September 30, 2021 and 2020 was approximately $0.1 million and $0.2 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended September 30, 2021 decreased slightly by 0.7% to approximately $0.46 million from $0.47 million for the three months ended September 30, 2020.

Loss from operations

Loss from operations for the three months ended September 30, 2021 and 2020 was approximately $0.04 million and $3.5 million, respectively. Income from operations of approximately $0.001 million and $0.08 million was attributed from our garment manufacturing segment for the three months ended September 30, 2021 and 2020, respectively. Income from operations of approximately $0.1 million and $0.03 million was attributed from our logistics services segment for the three months ended September 30, 2021 and 2020, respectively. Loss from operations of approximately $0.02 million was attributed from our newly developed property management and subleasing business. Income (loss) from operations of nil and approximately ($3.4) million was attributed from our epidemic prevention supplies segment for the three months ended September 30, 2021 and 2020, respectively. We incurred a loss from operations in corporate office of approximately $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2021 and 2020 was approximately $0.005 million and $0.004 million, respectively, 22.4% increase compared to 2020. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2021 and 2020.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended September 30, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2021. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2021 and 2020.

Net Income (Loss)

We incurred a net income of approximately $0.03 million and a net loss of $3.5 million for the three months ended September 30, 2021 and 2020, respectively. Our basic and diluted earnings per share were $0.00 and ($0.14) for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations for the six months ended September 30, 2021 and 2020

The following tables summarize our results of operations for the six months ended September 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six months Ended September 30,				Changes in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$7,044,263	100.0%	$17,602,512	100.0%	$(10,558,249)	(60.0)%
Cost of revenues	5,990,433)	(85.0)%	(19,825,963)	(112.6)%	13,835,530	69.8%
Gross profit (loss)	1,053,830	15.0%	(2,223,451)	(12.6)%	3,277,281	(147.4)%
Operating expenses	(1,015,393)	(14.4)%	(1,081,038)	(6.1)%	65,645	6.1%
Income (loss) from operations	38,437	0.6%	(3,304,489)	(18.8)%	3,342,926	101.2%
Other income, net	89,001	1.3%	61,216	0.3%	27,785	45.4%
Net finance cost	(786)	(0.0)%	(5,940)	(0.0)%	5,154	(52.0)%
Income tax expense	(15,684)	(0.2)%	(7,412)	(0.0)%	(8,272)	(111.6)%
Net income (loss)	$110,968	1.6%	$(3,256,625)	(18.5)%	$3,367,593	103.4%

Revenue

Total revenue for the six months ended September 30, 2021 decreased by approximately $10.6 million, or 60.0%, as compared with the six months ended September 30, 2020. The significant decrease was mainly because of the decrease of epidemic supply business and logistics services business offset by increases in property management and leasing business.

Revenue generated from our garment manufacturing business contributed approximately $2.5 million (35.0%) and $2.9 million (16.5%) of total revenue for the six months ended September 30, 2021 and 2020, respectively. The decrease approximately $0.4 million mainly due to factory re-decoration which caused a capacity decrease. We estimate the capacity will recover at late 2021.

Revenue generated from our logistics services business contributed approximately $2.4 million or 34.4% of our total revenue for the six months ended September 30, 2021. Revenue generated from our logistic business contributed approximately $2.8 million or 16.1% of our total revenue for the six months ended September 30, 2020. The decrease of $0.4 million was because YXPF, the new subsidiary was developing the business in first quarter to replace the business of HPF, which was disposed of in September 2020.

Revenue generated from our property management and subleasing business contributed approximately $2.2 million or 30.6% of our total revenue for the six months ended September 30, 2021. This is a new business segment developed in current period.

There was no revenue generated from our epidemic prevention supplies business for the six months ended September 30, 2021 because no profitable orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. Revenue generated from our epidemic prevention supplies business contributed approximately $11.9 million, or 67.4% of our total revenue for the six months ended September 30, 2020.

Cost of revenue

	Six months ended September 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,462,532	100.0%	$2,898,061	100.0%	$(435,529)	(15.0)%
Raw materials	1,710,591	69.5%	2,088,499	72.1%	(377,908)	(18.1)%
Labor	529,335	21.5%	562,873	19.4%	(33,538)	(6.0)%
Other and Overhead	16,818	0.7%	14,172	0.5%	2,646	18.7%
Total cost of revenue for garment manufacturing	2,256,744	91.6%	2,665,544	92.0%	(408,800)	(15.3)%
Gross profit for garment manufacturing	205,789	8.4%	232,517	8.0%	(26,728)	(11.5)%
					0
Net revenue for logistics services	2,425,402	100.0%	2,840,384	100.0%	(414,982)	(14.6)%
Fuel, toll and other cost of logistics services	841,505	34.7%	885,185	31.1%	(43,680)	(4.9)%
Subcontracting fees	1,026,138	42.3%	1,490,462	52.5%	(464,324)	(31.2)%
Total cost of revenue for logistics services	1,867,643	77.0%	2,375,647	83.6%	(508,004)	(21.4)%
Gross Profit for logistics services	557,758	23.0%	464,737	16.4%	93,021	20.0%

Net revenue for property management and subleasing	2,156,329	100.0%	-	-	2,156,329
Total cost of revenue for property management and subleasing	1,864,557	86.5%	-	-	1,864,557
Gross Profit for property management and subleasing	291,771	13.5%	-	-	291,771

Net revenue for epidemic prevention supplies	$-		$11,864,067	100.0%	(11,864,067)	(100.0)%
Merchandise/Finished goods/Raw materials	-		14,680,253	123.7%	(14,680,253)	(100.0)%
Labor	-		64,946	0.5%	(64,946)	(100.0)%
Other and Overhead	-		39,574	0.3%	(39,574)	(100.0)%
Total cost of revenue for epidemic prevention supplies	-		14,784,773	124.6%	(14,784,773)	(100.0)%
Gross loss for epidemic prevention supplies	-		(2,920,706)	(24.6)%	2,920,706	(100.0)%
Total cost of revenue	$5,990,433	85.0%	$19,825,964	112.6%	$(13,835,531)	(69.8)%
Gross profit	$1,053,830	15.0%	$(2,223,452)	(12.6)%	$3,277.282	147.4%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were 69.5% of our total garment manufacturing business revenue in the six months ended September 30, 2021, compared with 72.1% in the six months ended September 30, 2020. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 21.5% of our total garment manufacturing business revenue in the six months ended September 30, 2021, compared with 19.4% in the six months ended September 30, 2020. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 0.7% of our total garment business revenue for the six months ended September 30, 2021, compared with 0.5% of total garment business revenue for the six months ended September 30, 2020.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 18.8% and 33.6% of total cost of revenues for our service segment for the six months ended September 30, 2021 and 2020, respectively. The percentage decreased as we used our own logistics more than the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the six months ended September 30, 2021 were approximately $0.8 million compared with $0.9 million for the six months ended September 30, 2020. Fuel, toll and other costs for our service business accounted for 34.7% of our total service revenue for the six months ended September 30, 2021, compared with 31.1% for the six months ended September 30, 2020. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the six months ended September 30, 2021 decreased 31.2% to approximately $1.0 million from $1.5 million for the six months ended September 30, 2020. Subcontracting fees accounted for 42.3% and 52.5% of our total service business revenue in the six months ended September 30, 2021 and 2020, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The other cost of the quarter represented depreciation of machinery.

Gross profit

Garment manufacturing business gross profit for the six months ended September 30, 2021 was approximately $0.2 million, nearly the same as for the six months ended September 30, 2020. Gross profit accounted for 8.4% of our total Garment manufacturing business revenue for the six months ended September 30, 2021, compared with 8.0% for the six months ended September 30, 2020. The gross margin was 0.4% higher due to lower raw material cost in the months ended September 30, 2021.

Gross profit in our logistics services business for the six months ended September 30, 2021 was approximately $0.6 million and gross margin was 23.0%. Gross profit in our logistics services business for the six months ended September 30, 2020 was approximately $0.5 million and gross margin was 16.4%. The increase of gross profit ratio was mainly because of a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the six months ended September 30, 2021 was approximately $0.3 million, or 13.5% of our total property management and subleasing business revenue.

	Six months ended September 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Gross profit	$1,053,830	100%	$(2,223,451)	100%	3,277,281	147.4%
Operating expenses:
Selling expenses	(92,192)	(8.7)%	(159,033)	(7.2)%	66,841	42.0%
General and administrative expenses	(923,201)	(87.6)%	(922,005)	(41.5)%	(1,196)	(0.1)%
Total	$(1,015,393)	(96.4)%	$(1,081,038)	(48.6)%	65,645	6.1%
Income from operations	$(38,437)	(3.6)%	$(3,304,489)	(148.6)%	3,266,052	98.8%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the six months ended September 30, 2021 and 2020 was $0.0001 million and approximately $0.002 million, respectively. Our selling expenses in our logistics services segment was nil for the six months ended September 30, 2021 and 2020, respectively. Selling expenses in our property management and subleasing business was $0.09 million for the six months ended September 30, 2021. Selling expenses in our epidemic prevention supplies segment was nil and approximately $0.2 million for the six months ended September 30, 2021 and 2020, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the six months ended September 30, 2021 decreased 42.0% to $0.09 million from $0.2 million for the six months ended September 30, 2020. It was mainly due to decrease of marketing expenses of epidemic prevention supplies business.

Our general and administrative expenses in our Garment manufacturing business segment for the six months ended September 30, 2021 and 2020 was both approximately $0.08 million. Our general and administrative expenses in our logistics services segment, for the six months ended September 30, 2021 and 2020 was both approximately $0.4 million. The general and administrative expenses in our property management and subleasing business was approximately $0.2 million for the six months ended September 30, 2021. Our general and administrative expenses in our epidemic prevention supplies segment was nil and approximately $0.02 million for the six months ended September 30, 2021 and 2020, respectively. Our general and administrative expenses in our corporate office for the six months ended September 30, 2021 and 2020 was approximately $0.2 million and $0.4 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2021 was nearly the same as that for the six months ended September 30, 2020.

Income (loss) from operations

Income from operations for the six months ended September 30, 2021 was approximately $0.04 million and loss from operations for the six months ended September 30, 2020 was approximately $3.3 million. Income from operations of approximately $0.1 million was attributed from our garment manufacturing segment for both the six months ended September 30, 2021 and 2020. Income from operations of approximately $0.1 million and $0.04 million was attributed from our logistics services segment for the six months ended September 30, 2021 and 2020, respectively. Loss from operations of approximately $0.03 million was attributed from our newly developed property management and subleasing business. Income (loss) from operations of nil and approximately ($3.1) million was attributed from our epidemic prevention supplies segment for the six months ended September 30, 2021 and 2020, respectively. We incurred a loss from operations in corporate office of approximately $0.2 million and $0.4 million for the six months ended September 30, 2021 and 2020, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2021 and 2020 was approximately $0.015 million and $0.007 million, respectively, 111.6%% increase compared to 2020. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2021 and 2020.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the six months ended September 30, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2021. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the six months ended September 30, 2021 and 2020.

Net Income (Loss)

We incurred a net income of approximately $0.1 million and a net loss of $3.3 million for the six months ended September 30, 2021 and 2020, respectively. Our basic and diluted earnings per share were $0.00 and ($0.13) for the six months ended September 30, 2021 and 2020, respectively.

Summary of cash flows

Summary cash flows information for the three months ended September 30, 2021 and 2020 is as follow:

	Three months ended September 30,
	2021	2020
	(In U.S. dollars)
Net cash used in operating activities	$150,482	$(3,062,555)
Net cash used in investing activities	$(142,922)	$(379,393)
Net cash provided by financing activities	$(1,138,547)	$4,073,950

Net cash used in operating activities in the six months ended September 30, 2021 was approximately $2.9 million less than that of the six months ended September 30, 2020. It was mainly because the net income of the six months ended September 30, 2021 was approximately $0.1 million while the net loss of the six months ended September 30, 2020 was approximately $3.3 million. The movement of operating assets and liabilities of the six months ended September 30, 2021 resulted in negative cash flow of approximately $0.03 million, while the movement of operating assets and liabilities of the three months ended September 30, 2020 resulted in positive cash inflow of approximately $0.1 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the six months ended September 30, 2021 was approximately $0.3 million less than that of the three months ended September 30, 2020. It was mainly because the purchase of plant and equipment and other assets in the six months ended September 30, 2021 was approximately $0.3 million less than the purchase of plant and equipment in the six months ended September 30, 2020.

Net cash provided by financing activities for the six months ended September 30, 2021 was approximately $3.0 million more than the six months ended September 30, 2020. It was mainly because there was proceeds of $3.7 million from issue of ordinary shares in the six months ended September 30, 2020; the net repayment of related party borrowings in current period was approximately $0.6 million more than that of the six months ended September 30, 2020; and there was repayment of bank borrowing of $0.1 million in the six months ended September 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, we had cash on hand of approximately $0.7 million, total current assets of approximately $5.3 million and current liabilities of approximately $9.9 million. We presently finance our operations by using the cash flows borrowed from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2021, the market foreign exchange rate was RMB 6.45 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the six months ended September 30, 2021 and 2020 was approximately $0.03 million and $0.09 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: November 19, 2021	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 19, 2021	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

