Form 10-Q
period 2021-12-31
ADDENTAX GROUP CORP.
filed 2022-02-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

+ (86) 755 8233 0336

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

As of, February 14, 2022, there were 26,693,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the nine months ended December 31, 2021 and 2020

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	December 31, 2021	March 31, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$506,342	$1,845,077
Accounts receivables, net	1,718,991	4,757,518
Inventories	298,196	270,434
Prepayments and other receivables	610,621	684,161
Advances to suppliers	1,522,370	355,454
Amount due from related party	171,364	84,838
Total current assets	4,827,884	7,997,482

NON-CURRENT ASSETS
Plant and equipment, net	869,603	793,977
Long-term prepayments	9,348	-
Operating lease right of use asset	7,307,883	9,632,625
Total non-current assets	8,186,834	10,426,602
TOTAL ASSETS	$13,014,718	$18,424,084

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$157,354	$152,607
Accounts payable	1,221,731	3,121,373
Amount due to related parties	3,536,615	4,913,964
Advances from customers	34,683	3,029
Accrued expenses and other payables	778,260	681,984
Operating lease liability current portion	3,701,925	3,555,458
Total current liabilities	9,430,568	12,428,415

NON-CURRENT LIABILITIES
Operating lease liability	3,605,958	6,077,167
TOTAL LIABILITIES	$13,036,526	$18,505,582

EQUITY (deficit)
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,693,004 shares issued and outstanding at December 31, 2021 and March 31, 2021)	$26,693	$26,693
Additional paid-in capital	6,815,333	6,815,333
Accumulated Deficit	(6,711,641)	(6,834,228)
Statutory reserve	13,821	13,821
Accumulated other comprehensive loss	(166,014)	(103,117)
Total deficit	(21,808)	(81,498)
TOTAL LIABILITIES AND EQUITY	$13,014,718	$18,424,084

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

REVENUES	$2,791,470	$3,411,552	$9,835,733	$21,014,064

COST OF REVENUES	(2,323,716)	(2,950,124)	(8,314,149)	(22,776,087)

GROSS PROFIT (LOSS)	467,754	461,428	1,521,584	(1,762,023)

OPERATING EXPENSES
Selling and marketing	(43,118)	(217,942)	(135,310)	(376,975)
General and administrative	(452,312)	(532,012)	(1,375,513)	(1,454,017)
Total operating expenses	(495,430)	(749,954)	(1,510,823)	(1,830,992)

(LOSS) INCOME FROM OPERATIONS	(27,676)	(288,526)	10,761	(3,593,015)

Interest income	72	102	2,135	102
Interest expenses	(2,526)	(646)	(5,375)	(6,586)
Other income (expense), net	43,958	1,273	132,959	62,489

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	13,828	(287,797)	140,480	(3,537,010)
INCOME TAX EXPENSE	(2,209)	(15,784)	(17,893)	(23,196)

NET INCOME (LOSS)	11,619	(303,581)	122,587	(3,560,206)
Foreign currency translation loss	(28,755)	(85,728)	(62,897)	(173,879)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(17,136)	$(389,309)	$59,690	$(3,734,085)

EARNINGS (LOSS) PER SHARE
Basic and diluted	0.00	(0.01)	0.00	(0.14)
Weighted average number of shares outstanding – Basic and diluted	26,556,566	25,712,713	26,556,566	25,712,713

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT OCTOBER 31, 2020	25,346,004	$26,093	$3,795,303	$(6,489,747)	$23,514	$(31,663)	$(2,676,500)
Movement of Statutory reserve	-	-	20,630	(10,779)	(9,851)	-	-
Foreign currency translation	-	-	-	-	-	(85,728)	(85,728)
Net income for the period	-	-	-	(303,581)	-	-	(303,581)
BALANCE AT DECEMBER 31, 2020	26,093,004	$26,093	$3,815,933	$(6,804,107)	$13,663	$(117,391)	$(3,065,809)

BALANCE AT OCTOBER 31, 2021	26,693,004	$26,093	$6,815,333	$(6,723,260)	$13,821	$(137,259)	$(4,672)
Foreign currency translation						(28,755)	(28,755)
Net income for the period				11,619			11,619
BALANCE AT DECEMBER 31, 2021	26,693,004	$26,693	$6,815,333	$(6,711,641)	$13,821	$(166,014)	$(21,808)

BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	(3,233,122)	23,514	56,488	(3,066,724)
Paid in capital	747,000	747	3,734,253	-	-	-	3,735,000
Movement of Statutory reserve	-	-	20,630	(10,779)	(9,851)	-	-
Foreign currency translation	-	-	-	-	-	(173,879)	(173,879)
Net income for the period	-	-	-	(3,560,206)	-	-	(3,560,206)
BALANCE AT DECEMBER 31, 2020	26,093,004	26,093	3,815,933	(6,804,107)	13,663	(117,391)	(3,065,809)

BALANCE AT MARCH 31, 2021	26,693,004	$26,693	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)
Foreign currency translation	-	-	-	-	-	(62,897)	(62,897)
Net income for the period	-	-	-	122,587	-	-	122,587
BALANCE AT DECEMBER 31, 2021	26,693,004	$26,693	$6,815,333	$(6,711,641)	$13,821	$(166,014)	$(21,808)

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$122,587	$(3,560,206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	115,561	83,210
Loss on disposal of plant and equipment	-	1,472
Changes in operating assets and liabilities
Accounts receivable	3,038,527	1,367,371
Inventories	(27,762)	174,487
Advances to suppliers	(1,166,916)	(320,771)
Other receivables	73,540	(65,150)
Accounts payables	(1,899,642)	(1,688,272)
Accrued expenses and other payables	96,276	173,582
Advances from customers	31,654	52,161
Net cash provided by (used in) operating activities	$383,825	$(3,782,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment and other assets	(176,268)	(392,108)
Proceeds from sale of property and equipment	-	2,243
Cash decreased in disposal of subsidiaries	-	(704,479)
Net cash used in investing activities	$(176,268)	$(1,094,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	-	3,735,000
Proceeds from related party borrowings	3,797,473	7,697,827
Repayment of related party borrowings	(5,341,046)	(6,605,044)
Proceeds from bank borrowings	-	86,886
Repayment of bank borrowings	-	(196,456)
Net cash (used in) provided by financing activities	$(1,543,573)	$4,718,213

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,336,016)	(158,247)
Effect of exchange rate changes on cash and cash equivalents	(2,719)	(16,706)
Cash and cash equivalents, beginning of the period	1,845,077	531,681
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$506,342	$356,728

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$4,523
Cash paid during the year for income tax	$17,893	$23,196
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$342,457	$10,404,962
Net assets of subsidiaries disposed of recorded as Other Receivables	$-	$118,454

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACQUISITIONS

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

The Company incurred net income of $11,619 and net loss of $303,581 for the three months ended December 31, 2021 and 2020, respectively, and net income of $122,587 and net loss of $3,560,206 for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, the Company had net current liability of $4,602,684 and $4,430,933, respectively, and a deficit on total equity of $21,808 and $81,498, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no change on the accounting policies for the three months ended December 31, 2021.

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

4.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Zhiyong Zhou	General Manager of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A spouse of legal representative of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of December 31, 2021 and March 31, 2021:

Amount due from related party	December 31, 2021	March 31, 2021
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$154,210	$84,838
Zhiyong Zhou (1)	17,154	-
	$171,364	$84,838

Related party borrowings	December 31, 2021	March 31, 2021
Zhida Hong (2)	$3,208,463	$3,727,371
Bihua Yang (3)	-	370,523
Dewu Huang (4)	177,755	712,064
Jinlong Huang	150,397	104,006
	$3,536,615	$4,913,964

(1)	Being cash advance to Zhiyong Zhou to pay for daily operating expenditures of XKJ.

(2)	The decrease was due to net repayment of debt due to Zhida Hong. During the three and nine months ended December 31, 2021, the Company received financial support of $0.03 million and 0.27 million from Zhida Hong and repaid $0.3 million and $0.9 million of debts due to him.

(3)	Being financial support from Bihua Yang for XKJ’s daily operation.

(4)	The decrease was due to net repayment of debt due to Dewu Huang. During the nine months ended December 31, 2021, the company received interest free advanced loan as financial support of approximately $1.5 million from Dewu Huang and repaid approximately $2.0 million of debts due to him. The related party debt was additional financial support provided by Dewu Huang for YBY’s daily operation.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5.	INVENTORIES

Inventories consist of the following as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Raw materials	$242,644	$234,870
Work in progress	3,916	-
Finished goods	51,636	35,564
Total inventories	$298,196	$270,434

There is no inventory write-off for the three and nine months ended December 31, 2021 and 2020.

6.	ADVANCES TO SUPPLIERS

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

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Prepayment	34,248	-
Deposit	79,447	155,830
Receivable of consideration on disposal of subsidiaries	269,057	258,929
Other receivables	227,869	269,402
	$610,621	$684,161

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Production plant	$73,871	$71,642
Motor vehicles	1,189,673	1,020,893
Office equipment	28,129	14,073
	1,291,673	1,106,608
Less: accumulated depreciation	(422,070)	(312,631)
Plant and equipment, net	$869,603	$793,977

Depreciation expense for the three and nine months ended December 31, 2021 and 2020 was $44,164 and $32,051, $115,561 and $83,210, respectively.

9.	SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2021, the Company has borrowed $157,354 (RMB1,000,000) (March 31, 2021: $152,607) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable. In January 2022, Ding Yinping, underwriter of the loan, partly repaid $6,596 (RMB41,921) on behalf of the Company.

10.	INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2021 and 2020.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and nine months ended December 31, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2021 and 2020. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and nine months ended December 31, 2021 and 2020.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits (expense)	3,457	(71,949)	35,120	(884,253)
Temporary differences	(30,951)	29,440	(87,797)	629,954
Permanent difference	1,444	6,640	1,691	131,595
Changes in valuation allowance	28,259	51,654	68,879	145,900
Income tax expense	$2,209	$(15,784)	17,893	23,196

(b)	Value Added Tax (“VAT”)

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

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information for period ended December 31, 2021 in the segment structure is presented in the following tables:

	Garment	Logistics Services	Property management and leasing	Epidemic prevention supplies	Corporate and other	Totals
Revenue from external customers	2,488,173	4,144,604	3,202,956	-	-	9,835,733
Intersegment revenue	-	-	-	-	-	-
Interest income	1,925	63	140	-	6	2,135
Interest expense	4,181	506	456	-	232	5,375
Depreciation and amortization	1,981	90,655	18,443	4,482	-	115,561
Operating income (loss)	96,275	210,878	47,935	-	(344,327)	10,761
Segment assets	1,833,807	2,433,062	7,770,529	87,597	947,253	13,072,248
Expenditures for segment assets	-	148,604	27,664	-	-	176,268

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenues
United States	-	4,787	-	11,868,854
China	2,791,470	3,406,766	9,835,733	9,145,210
Total	2,791,470	3,411,552	9,835,733	21,014,064

	December 31, 2021	March 31, 2020
Long-Lived Assets
China	8,186,834	10,426,602

12.	LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2021, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Operating lease cost	968,170	444,162	2,878,730	668,883
Short-term lease cost	20,955	-	62,799	-
	$989,125	$444,162	2,941,529	668,883

The following table summarizes supplemental information related to leases:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$989,170	$444,162	2,941,529	668,883
Right-of-use assets obtained in exchange for new operating leases liabilities	(3,390)	10,378,042	3,42,457	10,404,962
Weighted average remaining lease term - Operating leases (years)	2.0	3.1	2.0	3.1
Weighted average discount rate - Operating leases	4.75%	4.35%	4.75%	4.35%

The following table summarizes the maturity of operating lease liabilities:

Years ending December 31	Lease cost
2022	$3,877,767
2023	3,857,516
2024	103,853

Total lease payments	7,839,136
Less: Interest	(531,253)
Total	$7,307,883

13.	RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 6.355 and 6.553 as of December 31, 2021 and March 31, 2021, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.442 and 6.779 for the nine months ended December 31, 2021 and 2020, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of December 31, 2021 and March 31, 2021.

Garment manufacturing segment

	December 31, 2021	March 31, 2021
Customer A	87.0%	98.4%
Customer B	13.0%	1.6%

The high concentration as of December 31, 2021 was mainly due to business development of a large distributor of garments.

Logistics services segment

	December 31, 2021	March 31, 2021
Customer A	12.2%	16.6%
Customer B	11.0%	Nil %
Customer C	10.0%	30.2%
Customer D	7.3%	Nil %
Customer E	6.5%	12.7%

Property management and subleasing

No accounts receivables in this segment.

Epidemic prevention supplies segment

No accounts receivables in this segment.

For the three months ended December 31, 2021, there was no single customer provided more than 10% of total revenue of the Company. For nine months ended December 31, 2021, one customer from garment segment provided more than 10% of total revenue of the Company, represented 24.8% for the nine months. For the three months ended December 31, 2020, there was no customer provided more than 10% of total revenue of the Company. For nine months ended December 31, 2020, one customer from garment segment and one customer from epidemic prevention supplies segment provided more than 10% of total revenue of the Company.

The high concentration in nine months ended December 31, 2021 was mainly due to concentration of distributors in garment segment. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three and nine months ended December 31, 2021 and 2020.

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Garment manufacturing segment	100.0%	100.0%	99.8%	97.7%
Logistics services segment	100.0%	79.1%	92.2%	99.7%
Property management and subleasing	100.0%	100.0%	100.0%	100.0%
Epidemic prevention supplies	Nil %	100.0%	Nil %	100%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2021, the total outstanding borrowings amounted to $157,354 (RMB1,000,000) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2021 and 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2021, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2022.

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

Results of Operations for the three months ended December 31, 2021 and 2020

The following tables summarize our results of operations for the three months ended December 31, 2021 and 2020. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Changes in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$2,791,470	100.0%	$3,411,552	100%	$(620,082)	(18.2)%
Cost of revenues	(2,323,716)	(83.2)%	(2,950,124)	(86.5)%	626,408	21.2%
Gross profit (loss)	467,754	16.8%	461,428	13.5%	6,326	1.4%
Operating expenses	(495,430)	(17.8)%	(749,954)	(22.0)%	254,524)	33.9%
Loss from operations	(27,676)	(1.0)%	(288,526)	(8.5)%	260,850	90.4%
Other income, net	43,958	1.6%	1,273	0.0%	42,685	3,353.4%
Net finance cost	(2,454)	(0.1)%	(544)	(0.0)%	1,910	262.0%
Income tax expense	(2,209)	(0.1)%	(15,784)	(0.4)%	13,575	86.0%
Net income (loss)	$11,619	0.4%	$(303,581)	(8.9)%	$315,200	103.8%

Revenue

Total revenue for the three months ended December 31, 2021 decreased by approximately $0.6 million, or 18.2%, as compared with the three months ended December 31, 2020. The significant decrease was mainly because of the decrease in garment manufacturing business offset by increases in logistics services business and property management and leasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.03 million (0.9%) and $2.3 million (67.1%) of total revenue for the three months ended December 31, 2021 and 2021, respectively. The decrease of $2.3 million was mainly due to factory re-decoration, remaining factories cannot provide as much capacity as before, we estimate the capacity will recover in early 2022.

Revenue generated from our logistics services business contributed approximately $1.7 million or 61.6% of our total revenue for the three months ended December 31, 2021. Revenue generated from our logistic business contributed approximately $0.8 million or 24.2% of our total revenue for the three months ended December 31, 2020. YXPF, the new subsidiary has developed the business to replace the business of HPF, which was disposed of in September 2020.

Revenue generated from our property management and subleasing business contributed approximately $1.0 million or 37.5% of our total revenue for the three months ended December 31, 2021. This is a new business segment developed in current period. Revenue of the segment contributed approximately $0.3 million, or 8.6% of our total revenue for the three months ended December 31, 2020.

There was no revenue generated from our epidemic prevention supplies business for the three months ended December 31, 2021 because no orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. Revenue generated from our epidemic prevention supplies business contributed approximately $0.01 million, or 0.1% of our total revenue for the three months ended December 31, 2020.

Cost of revenue

	Three months ended December 31,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$25,641	100.0%	$2,287,981	100%	$(2,262,340)	(98.9)%
Raw materials	8,829	34.4%	1,620,775	70.8%	(1,611,946)	(99.5)%
Labor	12,783	49.9%	467,478	20.5%	(454,695)	(97.3)%
Other and Overhead	6,306	24.6%	16,747	0.7%	(10,441)	(62.3)%
Total cost of revenue for garment manufacturing	27,918	108.9%	2,105,000	92.0%	(2,077,082)	(98.7)%
Gross profit for garment manufacturing	(2,277)	(8.9)%	182,981	8.0%	(185,258)	(101.2)%

Net revenue for logistics services	1,719,202	100.0%	824,025	100.0%	895,177	108.6%
Fuel, toll and other cost of logistics services	568,726	33.1%	482,568	58.6%	86,158)	17.9%
Subcontracting fees	842,510	49.0%	85,766	10.4%	756,744	882.3%
Total cost of revenue for logistics services	1,411,236	82.1%	568,334	69.0%	842,902	148.3%
Gross Profit for logistics services	307,967	17.9%	255,691	31.0%	52,276	20.4%

Net revenue for property management and subleasing	1,046,627	100.0%	294,759	100.0%	751,868	255.1%
Total cost of revenue for property management and subleasing	884,556	84.5%	272,759	92.5%	611,797	224.3%
Gross Profit for property management and subleasing	162,071	15.5%	22,000	7.5%	140,071	636.7%

Net revenue for epidemic prevention supplies	$-		$4,786	100.0%	(4,786)	(100.0)%
Merchandise/Finished goods/Raw materials	6		4,030	84.2%	(4,024)	(99.9)%
Total cost of revenue for epidemic prevention supplies	6		4,030	84.2%	(4,024)	(99.9)%
Gross (loss) income for epidemic prevention supplies	(6)		756	15.8%	(762)	(100.8)%
Total cost of revenue	$2,323,716	83.2%	$2,950,123	86.5%	$(626,407)	(21.2)%
Gross profit	$467,754	16.8%	$461,428	13.5%	$6,326	1.4%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were 34.4% of our total garment manufacturing business revenue in the three months ended December 31, 2021, compared with 70.8% in the three months ended December 31, 2020. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 49.9% of our total garment manufacturing business revenue in the three months ended December 31, 2021, compared with 20.5% in the three months ended December 31, 2020. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 24.6% of our total garment business revenue for the three months ended December 31, 2021, compared with 0.7% of total garment business revenue for the three months ended December 31, 2020.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 29.9% and 10.4% of total cost of revenues for our service segment for the three months ended December 31, 2021 and 2020, respectively. The percentage increased as we used more subcontractors than our own logistics when COVID-19 epidemic was under controlled and aggregated subcontracting service to the largest supplier. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended December 31, 2021 were approximately $0.6 million compared with $0.5 million for the three months ended December 31, 2020. Fuel, toll and other costs for our service business accounted for 33.1% of our total service revenue for the three months ended December 31, 2021, compared with 58.6% for the three months ended December 31, 2020. The decrease in percentages was primarily attributable to decrease of use of our own logistics.

Subcontracting fees for our service business for the three months ended December 31, 2021 increased 8.8 times to approximately $0.8 million from $0.1 million for the three months ended December 31, 2020. Subcontracting fees accounted for 49.0% and 10.4% of our total service business revenue in the three months ended December 31, 2021 and 2020, respectively. The significant increase in percentages was primarily because the Company used more subcontractors when the epidemic was getting controlled.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The other cost of the quarter represented depreciation of machinery.

Gross profit

Garment manufacturing business gross loss for the three months ended December 31, 2021 was approximately $0.002 million, or -8.9% of our total Garment manufacturing business revenue, as compared with gross profit of approximately $0.2 million, or 8.0% of our total Garment manufacturing business revenue for the three months ended December 31, 2020. The gross margin was 16.9% lower due to higher raw material cost in the quarter ended December 31, 2021.

Gross profit in our logistics services business for the three months ended December 31, 2021 was approximately $0.3 million and gross margin was 17.9%. Gross profit in our logistics services business for the three months ended December 31, 2020 was approximately $0.3 million and gross margin was 31.0%. The decrease of gross profit ratio was mainly because of the increased cost of subcontractors in recent period.

Gross profit in our property management and subleasing business for the three months ended December 31, 2021 was approximately $0.2 million, or 15.5% of our total property management and subleasing business revenue. Gross profit of the segment for the three months ended December 31, 2020 was approximately $0.02 million, or 7.5% of the revenue of the segment.

	Three months ended December 31,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Gross profit	$467,754	100%	$461,428	100%	6,326	1.4%
Operating expenses:
Selling expenses	(43,118)	(9.2)%	(217,942)	(47.2)%	174,824	80.2%
General and administrative expenses	(452,312)	(96.7)%	(532,012)	(115.3)%	79,700	15.0%
Total	$(495,430)	(105.9)%	$(749,954)	(162.5)%	254,524	33.9%
Loss from operations	$(27,676)	(5.9)%	$(288,526)	(62.5)%	260,850	90.4%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the three months ended December 31, 2021 and 2020 was approximately $0.001 million and $0.001 million, respectively. Our selling expenses in our logistics services segment was nil for the three months ended December 31, 2021 and 2020, respectively. Selling expenses in our property management and subleasing business was approximately $0.04 million and $0.02 million for the three months ended December 31, 2021 and 2020, respectively. Selling expenses in our epidemic prevention supplies segment was nil and approximately $0.2 million for the three months ended December 31, 2021 and 2020, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the three months ended December 31, 2021 decreased 80.2% to approximately $0.04 million from $0.2 million for the three months ended December 31, 2020. It was mainly due to decrease of marketing expenses of epidemic prevention supplies business.

Our general and administrative expenses in our Garment manufacturing business segment for the three months ended December 31, 2021 and 2020 was approximately $0.03 million and $0.08 million, respectively. Our general and administrative expenses in our logistics services segment, for the three months ended December 31, 2021 and 2020 was both approximately $0.2 million. The general and administrative expenses in our property management and subleasing business was approximately $0.1 million and $0.001 million for the three months ended December 31, 2021 and 2020, respectively. Our general and administrative expenses in our epidemic prevention supplies segment was nil and approximately $0.001 million for the three months ended December 31, 2021 and 2020, respectively. Our general and administrative expenses in our corporate office for the three months ended December 31, 2021 and 2020 was approximately $0.1 million and $0.2 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended December 31, 2021 decreased by 15.0% to approximately $0.45 million from $0.53 million for the three months ended December 31, 2020.

Loss from operations

Loss from operations for the three months ended December 31, 2021 and 2020 was approximately $0.03 million and $0.3 million, respectively. Loss from operations of approximately $0.03 million and income of $0.1 million was attributed from our garment manufacturing segment for the three months ended December 31, 2021 and 2020, respectively. Income from operations of approximately $0.1 million and $0.06 million was attributed from our logistics services segment for the three months ended December 31, 2021 and 2020, respectively. Income from operations of approximately $0.01 million and $0.006 million was attributed from our newly developed property management and subleasing business for the three months ended December 31, 2021 and 2020, respectively. Income (loss) from operations of nil and approximately ($0.2) million was attributed from our epidemic prevention supplies segment for the three months ended December 31, 2021 and 2020, respectively. We incurred a loss from operations in corporate office of approximately $0.1 million and $0.2 million for the three months ended December 31, 2021 and 2020, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2021 and 2020 was approximately $0.002 million and $0.016 million, respectively, 86.0% decrease compared to 2020. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2021 and 2020.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2021. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2021 and 2020.

Net Income (Loss)

We incurred a net income of approximately $0.01 million and a net loss of $0.3 million for the three months ended December 31, 2021 and 2020, respectively. Our basic and diluted earnings per share were $0.00 and ($0.01) for the three months ended December 31, 2021 and 2020, respectively.

Results of Operations for the nine months ended December 31, 2021 and 2020

The following tables summarize our results of operations for the nine months ended December 31, 2021 and 2020. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine months Ended December 31,				Changes in 2021
	2021		2020		compared to 2020
	(In U.S. dollars, except for percentages)
Revenue	$9,835,733	100.0%	$21,014,064	100.0%	$(11,178,331)	(53.2)%
Cost of revenues	(8,314,149)	(84.5)%	(22,776,087)	(108.4)%	14,461,938	63.5%
Gross profit (loss)	1,521,584	15.5%	(1,762,023)	(8.4)%	3,283,607	(186.4)%
Operating expenses	(1,510,823)	(15.4)%	(1,830,992)	(8.7)%	320,169	17.5%
Income (loss) from operations	10,761	0.1%	(3,593,015)	(17.1)%	3,603,776	100.3%
Other income, net	132,959	1.3%	62,489	0.3%	70,470	112.8%
Net finance cost	(3,240)	(0.0)%	(6,484)	0.0%	3,244	50.0%
Income tax expense	(17,893)	(0.2)%	(23,196)	(0.1)%	5,303)	22.9%
Net income (loss)	$122,587	1.2%	$(3,560,206)	(16.9)%	$3,682,793	103.4%

Revenue

Total revenue for the nine months ended December 31, 2021 decreased by approximately $11.2 million, or 53.2%, as compared with the nine months ended December 31, 2020. The significant decrease was mainly because of the decrease of epidemic supply business and garment manufacturing business offset by increases in logistics services business and property management and leasing business.

Revenue generated from our garment manufacturing business contributed approximately $2.5 million (25.3%) and $5.2 million (24.7%) of total revenue for the nine months ended December 31, 2021 and 2020, respectively. The decrease of approximately $2.7 million mainly due to factory re-decoration which caused a capacity decrease. We estimate the capacity will recover in the first quarter of 2022.

Revenue generated from our logistics services business contributed approximately $4.1 million or 42.1% of our total revenue for the nine months ended December 31, 2021. Revenue generated from our logistic business contributed approximately $3.7 million or 17.4% of our total revenue for the nine months ended December 31, 2020. The increase of $0.4 million was because YXPF, the new subsidiary was developing the business to replace the business of HPF, which was disposed of in September 2020.

Revenue generated from our property management and subleasing business contributed approximately $3.2 million or 32.6% of our total revenue for the nine months ended December 31, 2021.

There was no revenue generated from our epidemic prevention supplies business for the nine months ended December 31, 2021 because no profitable orders were obtained in the period. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. Revenue generated from our epidemic prevention supplies business contributed approximately $11.9 million, or 56.5% of our total revenue for the nine months ended December 31, 2020.

Cost of revenue

	Nine months ended December 31,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,488,173	100.0%	$5,186,042	100.0%	$(2,697,869)	(52.0)%
Raw materials	1,719,420	69.1%	3,709,275	71.5%	(1,989,855)	(53.6)%
Labor	542,118	21.8%	1,030,350	19.9%	(488,232)	(47.4)%
Other and Overhead	23,124	0.9%	30,918	0.6%	(7,794)	(25.2)%
Total cost of revenue for garment manufacturing	2,284,662	91.8%	4,770,543	92.0%	(2,485,881)	(52.1)%
Gross profit for garment manufacturing	203,511	8.2%	415,499	8.0%	(211,988)	(51.0)%

Net revenue for logistics services	4,144,604	100.0%	3,664,409	100.0%	480,195	13.1%
Fuel, toll and other cost of logistics services	1,410,231	34.0%	1,367,753	37.3%	42,478	3.1%
Subcontracting fees	1,868,648	45.1%	1,576,228	43.0%	292,420	18.6%
Total cost of revenue for logistics services	3,278,879	79.1%	2,943,981	80.3%	334,898	11.4%
Gross Profit for logistics services	865,725	20.9%	720,428	19.7%	145,297	20.2%

Net revenue for property management and subleasing	3,202,956	100.0%	294,759	100%	2,908,197	986.6%
Total cost of revenue for property management and subleasing	2,749,114	85.8%	272,759	92.5%	2,476,355	907.9%
Gross Profit for property management and subleasing	453,842	14.2%	22,000	7.5%	431,842	1,962.9%

Net revenue for epidemic prevention supplies	$-		$11,868,854	100.0%	(11,868,854)	(100.0)%
Merchandise/Finished goods/Raw materials	-		14,684,284	123.7%	(14,684,284)	(100.0)%
Labor	-		64,946	0.5%	(64,946)	(100.0)%
Other and Overhead	1,494		39,574	0.3%	(38,080)	(96.2)%
Total cost of revenue for epidemic prevention supplies	1,494		14,788,804	124.6%	(14,787,310)	(100.0)%
Gross loss for epidemic prevention supplies	(1,494)		(2,919,950)	(24.6)%	2,918,456	(99.9)%
Total cost of revenue	$8,314,149	84.5%	$22,776,087	108.4%	$(14,461,938)	(63.5)%
Gross profit	$1,521,584	15.5%	$(1,762,023)	(8.4)%	$3,283,607	186.4%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were 69.1% of our total garment manufacturing business revenue in the nine months ended December 31, 2021, compared with 71.5% in the nine months ended December 31, 2020. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 21.8% of our total garment manufacturing business revenue in the nine months ended December 31, 2021, compared with 19.9% in the nine months ended December 31, 2020. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 8.2% of our total garment business revenue for the nine months ended December 31, 2021, compared with 8.0% of total garment business revenue for the nine months ended December 31, 2020.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 30.3% and 43.0% of total cost of revenues for our service segment for the nine months ended December 31, 2021 and 2020, respectively. The percentage decreased as we used our own logistics more than the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the nine months ended December 31, 2021 were approximately $1.4 million compared with $1.4 million for the nine months ended December 31, 2020. Fuel, toll and other costs for our service business accounted for 34.0% of our total service revenue for the nine months ended December 31, 2021, compared with 37.3% for the nine months ended December 31, 2020.

Subcontracting fees for our service business for the nine months ended December 31, 2021 increased 18.6% to approximately $1.9 million from $1.6 million for the nine months ended December 31, 2020. Subcontracting fees accounted for 45.1% and 43.0% of our total service business revenue in the nine months ended December 31, 2021 and 2020, respectively.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The other cost of the quarter represented depreciation of machinery.

Gross profit

Garment manufacturing business gross profit was approximately $0.2 million, accounted for 8.2% of our total Garment manufacturing business revenue for the nine months ended December 31, 2021 and approximately $0.4 million, accounted for 8.0% of our total Garment manufacturing business revenue for the nine months ended December 31, 2020. The gross margin was 0.2% higher due to lower raw material cost in the months ended December 31, 2021.

Gross profit in our logistics services business for the nine months ended December 31, 2021 was approximately $0.9 million and accounted for 20.9% of our total Logistics services business revenue. Gross profit in our logistics services business for the nine months ended December 31, 2020 was approximately $0.7 million and accounted for 19.7% of our total Logistics services business revenue. The increase of gross profit ratio was mainly because of a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the nine months ended December 31, 2021 was approximately $0.5 million, or 14.2% of our total property management and subleasing business revenue. Gross profit in our property management and subleasing business for the nine months ended December 31, 2020 was $0.02 million, or 7.5% of our total property management and subleasing business revenue.

	Nine months ended December 31,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Gross profit	$1,521,584	100%	$(1,762,023)	(100)%	3,283,607	186.4%
Operating expenses:
Selling expenses	(135,310)	(8.9)%	(376,975)	(21.4)%	241,665	64.1%
General and administrative expenses	(1,375,513)	(90.4)%	(1,454,017)	(82.5)%	78,504)	5.4%
Total	$(1,510,823)	(99.3)%	$(1,830,992)	(103.9)%	320,169	17.5%
Income from operations	$10,761	(0.7)%	$(3,593,015)	(203.9)%	3,603,776	100.3%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the nine months ended December 31, 2021 and 2020 was $0.0003 million and approximately $0.003 million, respectively. Our selling expenses in our logistics services segment was nil for the nine months ended December 31, 2021 and 2020, respectively. Selling expenses in our property management and subleasing business was $0.1 million for the nine months ended December 31, 2021. Selling expenses in our epidemic prevention supplies segment was nil and approximately $0.4 million for the nine months ended December 31, 2021 and 2020, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the nine months ended December 31, 2021 decreased 64.1% to $0.1 million from $0.4 million for the nine months ended December 31, 2020. It was mainly due to decrease of marketing expenses of epidemic prevention supplies business.

Our general and administrative expenses in our Garment manufacturing business segment for the nine months ended December 31, 2021 and 2020 was approximately $0.1 million and $0.2 million, respectively. Our general and administrative expenses in our logistics services segment, for the nine months ended December 31, 2021 and 2020 was approximately $0.7 million and $0.6 million. The general and administrative expenses in our property management and subleasing business was approximately $0.3 million and $0.001 million for the nine months ended December 31, 2021 and 2020, respectively. Our general and administrative expenses in our epidemic prevention supplies segment was nil and approximately $0.02 million for the nine months ended December 31, 2021 and 2020, respectively. Our general and administrative expenses in our corporate office for the nine months ended December 31, 2021 and 2020 was approximately $0.3 million and $0.6 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2021 and 2020 was approximately $1.4 million and $1.5 million, respectively.

Income (loss) from operations

Income from operations for the nine months ended December 31, 2021 was approximately $0.01 million and loss from operations for the nine months ended December 31, 2020 was approximately $3.6 million. Income from operations of approximately $0.1 million and $0.2 million was attributed from our garment manufacturing segment for the nine months ended December 31, 2021 and 2020, respectively. Income from operations of approximately $0.2 million and $0.1 million was attributed from our logistics services segment for the nine months ended December 31, 2021 and 2020, respectively. Income from operations of approximately $0.05 million and $0.006 million was attributed from our property management and subleasing business for the nine months ended December 31, 2021 and 2020, respectively. Income (loss) from operations of nil and approximately ($3.3) million was attributed from our epidemic prevention supplies segment for the nine months ended December 31, 2021 and 2020, respectively. We incurred a loss from operations in corporate office of approximately $0.3 million and $0.6 million for the nine months ended December 31, 2021 and 2020, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the nine months ended December 10, 2021 and 2020 was approximately $0.018 million and $0.023 million, respectively, 22.9% decrease compared to 2020. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2021 and 2020.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the nine months ended December 31, 2021 and 2020.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2021. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2021 and 2020.

Net Income (Loss)

We incurred a net income of approximately $0.1 million and a net loss of $3.6 million for the nine months ended December 31, 2021 and 2020, respectively. Our basic and diluted earnings per share were $0.00 and ($0.14) for the nine months ended December 31, 2021 and 2020, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2021 and 2020 is as follow:

	Nine months ended December 31,
	2021	2020
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$383,825	$(3,782,116)
Net cash used in investing activities	$(176,268)	$(1,094,344)
Net cash (used in) provided by financing activities	$(1,543,573)	$4,718,213

Net cash used in operating activities in the nine months ended December 31, 2021 was approximately $4.2 million more than that of the nine months ended December 31, 2020. It was mainly because the net income of the nine months ended December 31, 2021 was approximately $0.1 million while it was a net loss of approximately $3.6 million for the nine months ended December 31, 2020. The movement of operating assets and liabilities of the nine months ended December 31, 2021 resulted in cash inflow of approximately $0.1 million, while the movement of operating assets and liabilities of the nine months ended December 31, 2020 resulted in cash outflow of approximately $0.3 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the nine months ended December 31, 2021 was approximately $0.9 million less than that of the nine months ended December 31, 2020. It was mainly because the purchase of plant and equipment and other assets in the nine months ended December 31, 2021 was approximately $0.2 million less than the purchase of plant and equipment in the nine months ended December 31, 2020. Moreover, there was a cash decrease of approximately $0.7 million due to disposal of two subsidiaries in the nine months ended December 31, 2020.

Net cash of financing activities for the nine months ended December 31, 2021 was approximately $6.2 million less than the nine months ended December 31, 2020. It was mainly because there was proceeds of $3.7 million from issue of ordinary shares in the nine months ended December 31, 2020; the net repayment of related party borrowings in current period was approximately $2.6 million more than that of the nine months ended December 31, 2020; and there was repayment of bank borrowing of $0.1 million in the nine months ended December 31, 2020.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2021, we had cash on hand of approximately $0.5 million, total current assets of approximately $4.8 million and current liabilities of approximately $9.5 million. We presently finance our operations by using the cash flows borrowed from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2021, the market foreign exchange rate was RMB 6.355 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the nine months ended December 31, 2021 and 2020 was approximately $0.06 million and $0.2 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: February 14, 2022	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

