Form 10-K
period 2022-03-31
ADDENTAX GROUP CORP.
filed 2022-06-23
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-206097

ADDENTAX GROUP CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000
Address of principal executive offices, including zip code

+ (86) 755 8233 0336
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2021 was $172,607,141, based on the last reported sale price of $7.0 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 23, 2022	Public Float on June 23, 2022
Common Stock, $0.001 par value	26,693,004	1,969,500

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

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

Our shares of commons stock are shares of Addentax Group Corp., our Nevada holding company, which has no material operations of its own and conducts substantially all of its operations through the operating companies established in the People’s Republic of China, or the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in the China. Therefore, our investors will not directly hold any equity interests in our Chinese operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. For a detailed description of risks related to the holding corporate structure, see “Risk Factors—Risks Relating to Our Holding Company Structure” for detailed discussions.

Additionally, as we conduct substantially all of our operations through the operating companies established in the PRC, we are subject to certain legal and operational risks associated with our business operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business. Therefore, these risks associated being based in or having substantially all of our operations through the operating companies established in China could cause the value of our securities to significantly decline or be worthless. Furthermore, these risks may result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As confirmed by our PRC counsel, the business of our subsidiaries until now are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, as confirmed by our PRC counsel, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor BF Borgers CPA PC, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. As of the date of this annual report, no effective laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our overseas listing from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Risk Factors” beginning on page 16 for a discussion of these legal and operational risks and other information that should be considered before making a decision to purchase our common stock.

As a holding company, our ability to pay dividends to our shareholders and to service any debt we may incur may depend upon dividends paid by our PRC Subsidiaries. Current PRC regulations permit our PRC Subsidiaries to pay dividends to us through Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”), our intermediate holding subsidiary in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As of the date hereof, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure. The PRC Subsidiaries have not transferred cash or other assets to Addentax, including by way of dividends. Addentax does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity. As of the date hereof, no transfers, dividends, or distributions have been made to our investors.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, BF Borgers CPA PC, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determinations. BF Borgers CPA PC is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess BF Borgers CPA PC’s compliance with applicable professional standards. BF Borgers CPA PC has been inspected by the PCAOB on a regular basis, with the last inspection in November and December of 2021. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the U.S. Securities and Exchange Commission to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. If the AHFCAA is enacted, and if we are subject to it, it would decrease the number of “non-inspection years” from three years to two years, and thus, would reduce the time before our securities may be prohibited from trading or delisted.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 16 of this annual report.

Risks Associated with Our Company

●	Our success depends on our customer’s ability to market and sell their products manufactured by us.

●	Our future expansion plans are subject to uncertainties and risks.

●	Future price increases in raw materials or changes in the supply of raw materials may materially and adversely affect our business, financial condition and results of operations.

●	Future increases in cost of epidemic prevention supplies or changes in the demand and supply may materially and adversely affect our business, financial condition and results of operations.

●	Any labor shortages, increased labor costs or other factors affecting labor supply for our production materials may materially and adversely affect our business operations.

●

If we are unable to attract additional customers and clients to purchase our services (and future products we may develop or sell) it will have a negative effect on our ability to generate the revenue.

●	A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in us.

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

●	We face risks associated with future Chinese regulations.

●	We may be exposed to concentration risk of heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact on our business and results of operation.

●	If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

●	We have a limited operating history for the new business segment of property management and subleasing, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. In addition, our historical growth rates and profitability may not be indicative of our future growth and profitability.

●	Natural disasters, public health crises or other catastrophic events may significantly limit our ability to conduct business as normal, disrupt our business operation and materially affect our financial condition.

●	We may not succeed in continuing to maintain, protect and strengthen our reputation, and any negative publicity about us, our business, our management, our business partners, may materially and adversely affect our reputation, business, results of operations and growth.

General Risks Associated with Business Operations in China

●	Investors may have difficulty enforcing judgments against us.

●	Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of your common stock.

●	Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Foreign exchange fluctuations may affect our business.

●	Inflation could pose a risk to our business.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

●	While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with our offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC Subsidiaries to liability or penalties, limit our ability to inject capital into our PRC Subsidiaries or limit our PRC Subsidiaries’ ability to increase their registered capital or distribute profits.

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
●	Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.
●	The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.
●	Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

Risks Relating to Our Holding Company Structure

●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations..

●	We may rely on dividends and other distributions on equity paid by our PRC Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our offerings to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Relating to Our Common Stock

●	We may never be able to pay dividends and are unlikely to do so.
●	The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors.

●	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities..

PART I

Item 1. Business

Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014. We were originally incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. We no longer pursue opportunities related to 3D printing positioning.

On December 28, 2016, we entered into a Sale and Purchase Agreement (“SPA”) with Yingxi Industrial Chain Group Co., Ltd. (“YICG”), which was incorporated under the laws of the Republic of Seychelles and principally engaged in garment manufacture, where we agreed to acquire 100% of the equity interest in YICG and to issue five hundred million (500,000,000) restricted common shares of the Company to YICG. The completion of the SPA took place on September 25, 2017. Following the completion of the SPA, YICG’s business became our business.

We have a fiscal year-end of March 31. The business office is located at Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000. Our telephone number is +(86) 755 8233 0336.

Current Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the People’s Republic of China  , or the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into four segments: garment manufacturing, logistics services, property management and subleasing, and epidemic prevention supplies.

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shantou Chenghai Dai Tou Garments Co., Ltd, a PRC company (“DT”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Hua Peng Fa Logistic Co., Ltd, a PRC company (“HPF”), (xi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”), (xii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”) and (xiii) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”); (viii) Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”); (ix) Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”).; (x) Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”); and (xi) Dongguan Yingxi Daying Commercial Co., Ltd (“DY”). In 2020, the Company disposed DT and HFP to a third party respectively.

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesaler located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through four wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), Shantou Yi Bai Yi Garment Co., Ltd (“YBY”), and Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”), which are located in the Guangdong province, China. In October 2020, the Company disposed of DT to a third party at fair value, which was also its carrying value as of September 30, 2020.

Our logistics business consists of delivery and courier services covering 79 cities in seven provinces and two municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through four wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) and Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China. In November 2020, the Company disposed of HPF to a third party at fair value, which was also its carrying value as of November 30, 2020.

The business operations, customers and suppliers of DT and HPF were retained by the Company; therefore, the disposition of the two subsidiaries did not qualify as discontinued operations.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd. (“DY”), which is located in the Guangdong province, China.

Our epidemic prevention supplies business consists of manufacturing and distribution of epidemic prevention products and resale of epidemic prevention supplies purchased from third parties in both domestic and overseas markets. We conduct our manufacturing of the epidemic prevention products in Dongguan Yushang Clothing Co., Ltd (“YS”). We conduct the trading of epidemic prevention suppliers through Addentax and Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), a wholly owned subsidiary of the Company, which is located in the Guangdong province in China.

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

Stringent quality control process. As of March 31, 2022, we had seven employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2022, our design team consisted of five members.

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

Expand our delivery network. As of March 31, 2022, we provided logistics services to over 79 cities in seven provinces and two municipalities in the PRC. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profits in the year of 2023.

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

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through our wholly-owned subsidiaries, HSW, YS, and YBY, which are located in Guangdong, the PRC. We sold DT to another third party in October 2020, for consideration of $604,773, equal to the carrying amount of its net assets.

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

Seasonality

We generally receive more purchase orders during our second and third quarters and fewer manufacture orders during May and June.

Credit period

For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following the delivery of finished goods. For our new customers, we generally require advances or deposits to be made when placing orders.

Our logistics business

We pack products and provide logistics service to our customers through our wholly-owned subsidiaries, XKJ and PF which are located in Guangdong province, the PRC. Our in-house logistics teams deliver to approximately seven provinces and two municipalities in the PRC. We sold HPF to another third party in November 2020, for consideration of $173,170, equal to the carrying amount of its net assets.

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

Customers and Suppliers

Customers

Our customer base is diverse. Our customers in garment manufacturing business are mainly garment wholesalers and retailers and our customers in logistics business are mainly trading companies and logistic companies. For the year ended March 31, 2021, there was one customer accounted for more than 30% of net sales which was 35.4% out of total net sales. For the year ended March 31, 2022, there was no customer accounted for more than 30% of our net sales.

Suppliers

We procured our garments through various textile companies in our garment manufacturing business. In our logistics business, we procured from packing companies and transportation companies. No single supplier accounted for more than 30% of our total costs for the years ended March 31, 2021 and 2022.

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

Employees

As of March 31, 2022, we had approximately 126 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2022:

Function	Number of employees
Administration	15
Finance	9
Logistics	2
Marketing	15
Operation	68
Logistics	17
Total	126

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

PRC Limitation on Overseas Listing and Share Issuances

We nor our subsidiaries are currently required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to list on U.S. exchanges or issue securities to foreign investors, however, if our subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry; if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future.

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which were open for public comments by January 23, 2022. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve supervisions such as foreign investment security and cyber security reviews. Companies endangering national security are among those off-limits for overseas listings. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected by them. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted.

As of the date of this annual report, other than the response we recently received from the CSRC confirming that our offering does not require the examination and approval of the CSRC in accordance with the existing PRC legislation and regulations (for more details about this response from the CSRC, see “Risk Factors – General Risks Associated with Business Operation in China - While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with our offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval”), we have not received any inquiry, notice, warning, sanctions or regulatory objection to our offerings from the CSRC, CAC or any other PRC governmental authorities, and we believe our PRC Subsidiaries have obtained all requisite permissions from PRC governmental authorities to operate our business as currently conducted under relevant PRC laws and regulations.

Currently, each of our PRC Subsidiaries holds and maintains a business license issued by the local market supervision and administration bureau, and has received all requisite permissions in order to conduct and operate our business. As of the date of this annual report, none of our PRC Subsidiaries has been denied or punished by relevant governmental authorities due to its business qualifications.

Transfers of Cash to and from our Subsidiaries

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through the operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. As a result, although other means are available for us to obtain financing at the holding company level, Addentax’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC Subsidiaries. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to Addentax. In addition, our PRC Subsidiaries are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

Current PRC regulations permit our PRC Subsidiaries to pay dividends to us through Yingxi HK, our intermediate holding subsidiary in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our PRC Subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on the distribution of dividends, through the WFOE, to Yingxi HK from our PRC Subsidiaries. As of the date hereof, none of our PRC Subsidiaries has distributed any dividends to Yingxi HK.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC project. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including without limitation that (a) the Hong Kong project must be the beneficial owner of the relevant dividends; and (b) the Hong Kong project must directly hold no less than 25% share ownership in the PRC project during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong project must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by our WFOE to its immediate holding company, Yingxi HK. As of the date of this annual report, we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. Yingxi HK intends to apply for the tax resident certificate when WFOE plans to declare and pay dividends to Yingxi HK.

As of the date hereof, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure. The PRC Subsidiaries have not transferred cash or other assets to Addentax, including by way of dividends. Addentax does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity. As of the date hereof, no transfers, dividends, or distributions have been made to our investors.

Holding Foreign Company Accountable Act

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Our auditor, BF Borgers CPA PC, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. BF Borgers CPA PC is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in November and December of 2021. BF Borgers CPA PC, is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. If the AHFCAA is enacted, and if we are subject to it, it would decrease the number of “non-inspection years” from three years to two years, and thus, would reduce the time before our securities may be prohibited from trading or delisted.

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

Our top customers accounted for a major portion of our total revenue for the years ended March 31, 2022 and 2021 and may materially adversely affect our financial condition and results of operations.

For the year ended March 31, 2022, one customer accounted for approximately 96.9% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2021, two customers accounted for approximately 76.2% and 13.5% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2022, one customer accounted for approximately 14.4% of the Company’s total logistic services revenues. For the year ended March 31, 2021, three customers accounted for approximately 13.6%, 13.2% and 10.5% of the Company’s total logistic services revenues. For epidemic prevention supplies business, one customer accounted for approximately 98.8% of the total revenue of the segment for the year ended March 31, 2022. For the year ended March 31, 2021, two customers accounted for approximately 75.4% and 14.6% of the total revenue of the segment. However, our top customers are not obligated in any way to continue to provide us with new businesses in the future at a level similar to that in the past or at all. If any of our top customers reduce their orders with us or terminate their business relationship with our Group and if we are not able to secure orders of a comparable size from other customers as replacement, our business operations and financial performance may be materially and adversely affected.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

During the years ended March 31, 2022 and 2021, approximately 99.3% and 98.7% of total inventory purchases were from the Company’s five largest suppliers, respectively. Our business, financial condition and operating results depend on the continuous supply of products from our largest suppliers and our continuous supplier-customer relationship with them. Our heavy reliance on our largest suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

We may be exposed to concentration risk of heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact on our business and results of operation.

The Company relied on a few subcontractors for our logistic business, in which the subcontracting fees to our largest contractor represented approximately 14.8% and 7.6% of total cost of revenues for our service segment for the years ended March 31, 2022 and 2021, respectively. The increase in subcontracting fee to the largest contractor was mainly to optimize resources and cost efficiencies. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

We engaged subcontractors to carry out logistics services. Subcontracting fees for our logistics business for the year ended March 31, 2022 increased to approximately $2.3 million from $1.8 million for the year ended March 31, 2021, representing an increase of approximately 25.7%. Subcontracting fees accounted for 42.9% and 39.5% of our total logistics business revenue in the years ended March 31, 2022 and 2021, respectively.

If we are unable to control the reliance of subcontractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage. We are not fully insured against all possible risks, nor are all such risks insurable.

We have a limited operating history for the new business segment of property management and subleasing, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. In addition, our historical growth rates and profitability may not be indicative of our future growth and profitability.

We have a limited operating history for the new business segment of property management and subleasing, this is a new business segment we commenced developing in 2020. Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in garment market. We have experienced rapid growth in recent periods and may not develop or continue to grow as expected. Revenue generated from our property management and subleasing business contributed approximately $4.3 million, or approximately 33.6%, of our total revenue for the year ended March 31, 2022. Revenue generated from our property management and subleasing business contributed approximately $1.3 million, or approximately 5.2%, of our total revenue for the year ended March 31, 2021.

We may fail to continue our growth or maintain our historical growth rates or profitability. You should not consider our historical growth and profitability as indicative of our future financial performance.

Natural disasters, public health crises or other catastrophic events may significantly limit our ability to conduct business as normal, disrupt our business operation and materially affect our financial condition.

Our operations, and the operations of our new business segment of property management and subleasing, are vulnerable to interruptions by natural disasters, public health crises and catastrophic events. For example, the outbreak of COVID-19 pandemic caused the Chinese government to take unprecedented measures to contain the virus, such as lock-down of cities, nationwide travel restriction and compulsory quarantine requirements. During the outbreak, we had to temporarily close our office facilities, restrict employee travel, switch to online virtual meetings or even cancel meetings with partners. There continue to be significant uncertainties associated with the coronavirus, including with respect to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by Chinese or other governmental authorities to contain the coronavirus or to treat its impact. Any significant disruption resulting from this or similar epidemics on a large scale or over a prolonged period of time could cause significant disruption to our business until we would be able to resume normal business operations, negatively affecting our business, results of operations and financial condition.

We may not succeed in continuing to maintain, protect and strengthen our reputation, and any negative publicity about us, our business, our management, our business partners, may materially and adversely affect our reputation, business, results of operations and growth.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd. We believe that the recognition and reputation of our Company’s image among our customers in general have significantly contributed to the success of our business. Continuing to maintain, protect and strengthen our Company’s image is critical to our market position. Maintaining and strengthening our Company’s image will likely depend significantly on our ability to provide high-quality property management and subleasing services. We market our brands through word-of-mouth marketing. This effort may not always achieve the desired results. If we fail to maintain a strong brand, our business, results of operations and prospects will be materially and adversely affected.

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

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of March 31, 2022, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees.

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

A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in us.

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

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. If the AHFCAA is enacted, and if we are subject to it, it would decrease the number of “non-inspection years” from three years to two years, and thus, would reduce the time before our securities may be prohibited from trading or delisted.

On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Our auditor, BF Borgers CPA PC, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. BF Borgers CPA PC is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in November and December 2021. BF Borgers CPA PC, is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this annual report, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

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

Furthermore, as Article 177 is a recently promulgated provision and, as the date of this annual report, there have not been implementing rules or regulations regarding the application of Article 177, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from Nasdaq or other applicable trading market within the US.

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

General Risks Associated with Business Operations in China

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals

The PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As confirmed by our PRC counsel, we are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. See also “Risk Factors - General Risks Associated with Business Operations in China - Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.” In addition, as confirmed by our PRC counsel, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor BF Borgers CPA PC, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

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

Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules and the enforcement of laws by the PRC government, which changes may be quick with little advance notice, could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

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

While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with such offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval.

The M&A Rules requires overseas special purpose vehicles that are controlled by PRC companies or individuals formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies using shares of such special purpose vehicles or held by their shareholders as considerations to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, the application of the M&A Rules remains unclear. According to the searches conducted by us and our PRC counsel on the official website of the CSRC and its administrative license processing hall (https://neris.csrc.gov.cn/alappl/home/guideH), at present, only one administrative license related to overseas public offering and listing is enacted, that is, “examination and approval of overseas public offering shares and listing (including additional issuance) of joint-stock companies”. Such examination and approval license requirements are only applicable to issuers which are formed as PRC joint-stock companies in China under PRC law. None of our operating PRC Subsidiaries is formed as a PRC joint-stock company in China, and as such, we do not believe that we need CSRC approval. We do not believe that the current PRC regulations and rules including China Securities Law require explicitly and directly that the overseas listing of foreign issuers who indirectly hold the rights and interests of Chinese domestic enterprises be examined and approved by the CSRC. If CSRC approval is required, it is uncertain whether it would be possible for us to obtain the approval. Any failure to obtain or delay in obtaining CSRC approval for our offerings would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which were open for public comments by January 23, 2022. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve supervisions such as foreign investment security and cyber security reviews. Companies endangering national security are among those off-limits for overseas listings. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected by them. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted.

While the application of the M&A Rules remain unclear, we believe, based on the advice of our PRC legal counsel, Hiways Law Firm (Shenzhen), based on its understanding of the current PRC laws, regulations and rules that the CSRC’s approval is not required the context of overseas public offerings of our securities to foreign investors given that: (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether the overseas offerings to foreign investors of securities of foreign issuers who indirectly hold the rights and interests of Chinese domestic enterprises through the holding corporate structure are subject to this regulation, (ii) Qianhai Yingxi Texitile & Garments Co., Ltd. or our WFOE, was incorporated as a wholly foreign-owned enterprise by means of direct investment, or an enterprise that was already controlled by a foreign-owned enterprise before the merger, rather than by merger or acquisition of equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules; (iii) Qianhai Yingxi Texitile & Garments Co., Ltd. or our WFOE did not encounter any substantial obstacles in the process of establishment or equity transfer. Our PRC legal counsel has also made a formal telephone inquiry with the International Department of the CSRC and received an oral response from the CSRC. The CSRC confirmed in its response to our inquiry that our contemplated overseas public offerings of our securities to foreign investors does not require the examination and approval of the CSRC in accordance with the existing PRC legislation and regulations. We neither received nor were denied permission from CSRC or other PRC government agencies to list our securities on the NASDAQ and issue our securities to foreign investors.

There remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If it is determined that CSRC approval is required for our contemplated overseas public offerings, or if we inadvertently conclude that such approval is not required when it is, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to obtain or delay in obtaining CSRC approval for this offering. These sanctions may include fines and penalties on our operations in China, limitations on our operating privileges in China, delays in or restrictions on the repatriation of the proceeds from this offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our subsidiaries in China, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt our offerings before the settlement and delivery of the securities that we offer. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the securities we offer, the investors would be doing so at the risk that the settlement and delivery may not occur. In addition, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our offerings, we may be unable to obtain a waiver of such approval requirements.

As of the date of this annual report, other than the response from the CSRC as discussed above, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our offerings from the CSRC or any other PRC governmental authorities, and our PRC Subsidiaries have obtained all requisite permissions from PRC governmental authorities to operate our business as currently conducted under relevant PRC laws and regulations.

Currently, each of our PRC Subsidiaries holds and maintains a business license issued by the local market supervision and administration bureau, and has received all requisite permissions in order to conduct and operate our business. As of the date of this annual report, none of our PRC Subsidiaries has been denied or punished by relevant governmental authorities due to its business qualifications.

Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

Our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which will take effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As these laws, opinions and the draft measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws, opinions and the draft measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

As confirmed by our PRC counsel, we are not be subject to the cybersecurity review by the CAC for overseas public offerings of our securities to foreign investors, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC Subsidiaries to liability or penalties, limit our ability to inject capital into our PRC Subsidiaries or limit our PRC Subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC Subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC Subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

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

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through the operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are a holding company and do not directly own any substantive business operations in the China. Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, one of our PRC Subsidiaries, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities or the local bank may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

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

Risks Relating to Our Holding Company Structure

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaces the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, together with their implementation rules and ancillary regulations and become the legal foundation for foreign investment in the PRC. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment came into effect as of January 1, 2020, which clarified and elaborated the relevant provisions of the Foreign Investment Law.

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the negative list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the Ministry of Commerce, or MOFCOM, or its local branches.

Although our operating structure is legal and permissible under the current Chinese law and regulations, including the Foreign Investment Law, Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless.

We may rely on dividends and other distributions on equity paid by our PRC Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from our PRC Subsidiaries for our cash requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders for services of any debt we may incur. If our PRC Subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC Subsidiaries, which are wholly foreign-owned enterprises, may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund.

A portion of our revenue was generated by our PRC Subsidiaries in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC Subsidiaries to use their Renminbi revenues to pay dividends to us.

The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC Subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our offerings to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC Subsidiaries. We may in the future make loans or provide guarantee to our PRC Subsidiaries subject to the approval or registration from governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly foreign-owned subsidiary in China. Any loans to our wholly foreign-owned subsidiaries in China, which are treated as foreign-invested enterprise under PRC law, are subject to foreign exchange loan registrations. In addition, a foreign-invested enterprise, or FIE, shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC Subsidiaries or with respect to future capital contributions by us to our PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from our offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

In the event that our shares are traded, they may trade under $5.00 per share and thus will be a penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

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

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)	Expiration date
Manufacturing factory	Room 501, No. 5 Luotang Road, Dongcheng District, Dongguan, Guangdong, PRC	4,000	600	December 31, 2023

Principal Office	Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen, Guangdong, China	82,000	303	July 31, 2024

Additional office	No. 41-46, Building D, Block B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	45,000	720	January 31, 2023

Warehouse and additional office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	30,000	605	May 31, 2023

Commercial building for subleasing	Floor 2-6, 7 & 8, Tiaan Building, Huangjin Zhou, Yinlong Road, Humen Town, Dongguan City, Guangdong, PRC	1,963,000	62,026	December 31, 2023

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

Holders of Our Common Stock

26,693,004 shares of common stock were issued and outstanding as of June 23, 2022. They were held by a total of 555 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2022 and March 31, 2021. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2022 and 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into four segments: garment manufacturing, logistics services, property management and subleasing, and epidemic prevention supplies.

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shantou Chenghai Dai Tou Garments Co., Ltd, a PRC company (“DT”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Hua Peng Fa Logistic Co., Ltd, a PRC company (“HPF”), (xi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”), (xii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”) and (xiii) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shantou Chenghai Dai Tou Garments Co., Ltd (“DT”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”); (viii) Shenzhen Hua Peng Fa Logistic Co., Ltd (“HPF”); (ix) Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”).; (x) Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”); and (xi) Dongguan Yingxi Daying Commercial Co., Ltd (“DY”). In 2020, the Company disposed DT and HFP to a third party respectively.

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2022, we provide logistic service to over 79 cities in approximately seven provinces and two municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year of 2023.

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

Results of Operations for the years ended March 31, 2022 and 2021

The following tables summarize our results of operations for the years ended March 31, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	2022		2021		Changes in 2022 compared to 2021
	(In U.S. dollars, except for percentages)
Revenue	$12,690,633	100.0%	$24,734,759	100%	$(12,044,126)	(48.7)%
Cost of revenues	(10,627,379)	(83.7)%	(25,921,936)	(104.8)%	15,294,557	59.0%
Gross profit (loss)	2,063,254	16.3%	(1,187,177)	(4.8)%	3,250,431	273.8%
Operating expenses	(2,120,259)	(16.7)%	(2,420,997)	(9.8)%	300,738	12.4%
Loss from operations	(57,005)	(0.4)%	(3,608,174)	(14.6)%	3,551,169	98.4%
Other income, net	160,570	1.3%	62,784	0.3%	97,786	155.7%
Net finance cost	(2,073)	(0.0)%	(18,912)	(0.1)	16,839	89.0%
Income tax expense	(23,494)	(0.2)%	(25,867)	(0.1)%	2,373	9.2%
Net loss	$77,998	0.6%	$(3,590,169)	(14.5)%	$3,668,167	100.3%

Revenue

Total revenue for the year ended March 31, 2022 significantly decreased by approximately $12.0 million, or approximately 48.7%, as compared with the year ended March 31, 2021. The significant decrease was mainly due to the decrease of revenue from the epidemic prevention supplies business in the year ended March 31, 2022.

Revenue generated from our garment manufacturing business contributed approximately $2.5 million, or approximately 19.9%, of our total revenue for the year ended March 31, 2022. Revenue generated from the segment contributed approximately $6.9 million, or approximately 27.9%, of our total revenue for the year ended March 31, 2021. The decrease of approximately $4.4 million was mainly due to factory facilities renewal and repair, remaining factories cannot provide as much capacity as before. We estimate the capacity will appear to recover at second quarter of FY2023.

Revenue generated from our logistics services business contributed approximately $5.3 million, or approximately 42.0%, of our total revenue for the year ended March 31, 2022. Revenue generated from the segment contributed approximately $4.6 million, or approximately 18.5%, of our total revenue for the year ended March 31, 2021. The increase of approximately $0.7 million was mainly due to development of company’s business.

Revenue generated from our property management and subleasing business contributed approximately $4.3 million, or approximately 33.6%, of our total revenue for the year ended March 31, 2022. Revenue generated from our property management and subleasing business contributed approximately $1.3 million, or approximately 5.2%, of our total revenue for the year ended March 31, 2021.   The increase of approximately $3 million was mainly due to the increase in sub-leasing rate of the property.

Revenue generated from our epidemic prevention supplies business contributed approximately $0.6 million, or approximately 4.5%, of our total revenue for the year ended March 31, 2022. Revenue generated from our epidemic prevention supplies business contributed approximately $12.0 million, or approximately 48.4%, of our total revenue for the year ended March 31, 2021. It included revenue from trading of merchandise of epidemic prevention supplies. The significant decrease mainly because no profitable orders were obtained during the year. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order.

Cost of revenue

	2022		2021		Increase (decrease) in 2022 compared to 2021
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$2,525,440	100.0%	$6,896,410	100.0%	$(4,370,970)	(63.4)%
Raw materials	1,746,174	69.1%	4,892,837	70.9%	(3,146,663)	(64.3)%
Labor	547,695	21.7%	1,388,069	20.1%	(840,374)	(60.5)%
Other and Overhead	21,800	0.9%	58,417	0.9%	(36,617)	(62.7)%
Total cost of revenue for garment manufacturing	2,315,669	91.7%	6,339,323	91.9%	(4,023,654)	(63.5)%
Gross profit for garment manufacturing	209,771	8.3%	557,087	8.1%	(347,316)	(62.3)%

Net revenue for logistics services	5,332,291	100.0%	4,580,733	100.0%	751,558	16.4%
Fuel, toll and other cost of logistics services	1,915,305	35.9%	1,763,441	38.5%	151,864	8.6%
Subcontracting fees	2,285,530	42.9%	1,817,975	39.5%	467,555	25.7%
Total cost of revenue for logistics services	4,200,835	78.8%	3,581,416	78.0%	619,419	17.3%
Gross Profit for logistics services	1,131,456	21.2%	999,317	22.0%	132,139	13.2%

Net revenue for property management and subleasing	4,265,218	100.0%	1,278,517	100.0%	2,986,701	233.6%
Total cost of revenue for property management and subleasing	3,588,811	84.1%	1,120,632	87.3%	2,468,179	220.2%
Gross Profit for property management and subleasing	676,407	15.9%	157,885	12.7%	518,522	328.4%

Net revenue for epidemic prevention supplies	567,684	100.0%	11,979,099	100.0%	(11,411,415)	(95.3)%
Merchandise/Finished goods/Raw materials	516,068	90.9%	14,771,316	123.3%	(14,255,248)	(96.5)%
Labor	-	-	67,885	0.6%	(67,885)	-
Other and Overhead	5,997	1.1%	41,364	0.3%	(35,367)	(85.5)%
Total cost of revenue for epidemic prevention supplies	522,065	92.0%	14,880,565	124.2%	(14,358,500)	(96.5)%
Gross profit for epidemic prevention supplies	45,619	8.0%	(2,901,466)	(24.2)%	2,947,085	101.6%

Total cost of revenue	$10,627,380	83.7%	$25,921,936	104.9%	$(15,294,557)	(59.0)%
Gross profit	$2,063,253	16.3%	$(1,187,177)	(4.7)%	$3,250,431	273.8%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers. Aggregate purchases from our five largest raw material suppliers represented approximately 99.3% and 98.7% of raw materials purchases for the years ended March 31, 2022 and 2021, respectively. One and Two suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2022 and 2021, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

Raw materials cost for our garment manufacturing business was approximately 69.1% of our total garment manufacturing business revenue in the year ended March 31, 202, as compared with approximately 70.9% in the year ended March 31, 2021. The decrease in raw materials cost for our garment manufacturing business was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business was approximately 21.7% of our total garment manufacturing business revenue in the year ended March 31, 2022, as compared with 20.1% in the year ended March 31, 2021. The increase in labor costs for our garment manufacturing business was mainly due to the continued rising labor costs in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for approximately 0.9% of our total garment manufacturing business revenue for both the years ended March 31, 2022 and 2021.

For our logistic business, we outsource some of the business to our subcontractors. Our subcontractors are contract logistic service provides. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 14.8% and 7.6% of total cost of revenues for our service segment for the years ended March 31, 2022 and 2021, respectively. The increase in subcontracting fee to the largest contractor was mainly to optimize resources and cost efficiencies. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our logistics business for the year ended March 31, 2022 was approximately $1.9 million, as compared with $1.8 million for the year ended March 31, 2021. Fuel, toll and other costs for our logistics business accounted for approximately 35.9% of our total service revenue for the year ended March 31, 2022, as compared with approximately 38.5% for the year ended March 31, 2021.

Subcontracting fees for our logistics business for the year ended March 31, 2022 increased to approximately $2.3 million from $1.8 million for the year ended March 31, 2021, representing an increase of approximately 25.7%. Subcontracting fees accounted for 42.9% and 39.5% of our total logistics business revenue in the years ended March 31, 2022 and 2021, respectively.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have only resale of goods of other brands for the year ended March 31, 2022. For the year ended March 31, 2021, we had sales of our own branded products as well as purchases and resale of goods of other brands. The cost of revenue included cost of merchandise and cost of our own products.

Gross profit

Gross profit of garment manufacturing business for the year ended March 31, 2022 was approximately $0.2 million, as compared with approximately $0.6 million for the year ended March 31, 2021. Gross profit ratio was approximately 8.3% of revenue of the segment, as compared with approximately 8.1% for the year ended March 31, 2021.

Gross profit of our logistics services business for the year ended March 31, 2022 was approximately $1.1 million and gross profit ratio was approximately 21.2%. Gross profit of the segment for the year ended March 31, 2021 was approximately $1.0 million and gross profit ratio was approximately 22.0%. The decrease of gross profit ratio was mainly because of an increase of subcontracting fees.

Gross profit of our property management and subleasing business for the year ended March 31, 2022 was approximately $0.7 million, representing approximately 15.9% of our total property management and subleasing business revenue. Gross profit in our property management and subleasing business for the year ended March 31, 2021 was $0.2 million, or 12.7% of our total property management and subleasing business revenue.

Gross profit of our epidemic prevention supplies business for the year ended March 31, 2022 was approximately $0.05 million and gross margin was approximately 8.0%. Gross loss of our epidemic prevention supplies business for the year ended March 31, 2021 was approximately $2.9 million.

					Changes in 2022
	2022		2021		compared to 2021
	(In U.S. dollars, except for percentages)
Gross profit (loss)	$2,063,254	100%	$(1,187,177)	100%	3,250,431	273.8%
Operating expenses:
Selling expenses	(206,251)	(10.5)%	(413,654)	34.5%	207,403	50.1%
General and administrative expenses	(1,914,008)	(97.7)%	(2,007,343)	165.3%	93,335	4.6%
Total	$(2,120,259)	(108.2)%	$(2,420,997)	199.8%	300,738	12.4%
Loss from operations	$(57,005)	(8.2)%	$(3,608,174)	299.8%	3,551,169	98.4%

Selling, General and administrative expenses

Our selling expenses in our garment manufacturing segment for the years ended March 31, 2022 and 2021 was $0.001 million and $0.04 million, respectively. Our selling expenses was nil in our logistics services segment for both the years ended March 31, 2022 and 2021. Selling expenses in our property management and subleasing business was $0.2 million and $0.05 million for the year ended March 31, 2022 and 2021, respectively. Selling expenses in our epidemic prevention supplies business segment was approximately $nil and 0.36 million for the year ended March 31, 2022 and 2021. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges. Total selling expenses for the year ended March 31, 2022 significantly decreased by approximately 50.1%to approximately $0.2 million from approximately $0.4 million for the year ended March 31, 2021.

Our general and administrative expenses in our garment manufacturing segment for the years ended March 31, 2022 and 2021 was approximately $0.13 million and $0.23 million, respectively. Our general and administrative expenses in our logistics services segment for the year ended March 31, 2022 and 2021 was approximately $0.89 million and $0.81 million, respectively. The general and administrative expenses in our property management and subleasing business was approximately $0.37 million and $0.10 million for the years ended March 31, 2022 and 2021. The general and administrative expenses in our epidemic prevention supplies business segment was nil and $0.02 million for the years ended March 31, 2022 and 2021. Our general and administrative expenses in our corporate office for the years ended March 31, 2022 and 2021 was approximately $0.52 million and $0.85 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2022 decreased approximately 4.6% to approximately $1.9 million from approximately $2.0 million for the year ended March 31, 2021.

Loss from operations

Loss from operations for the years ended March 31, 2022 and 2021 was approximately $0.06 million and $3.61 million, respectively. Income from operations of approximately $0.08 million and $0.33 million was attributed from our garment manufacturing segment for the years ended March 31, 2022 and 2021, respectively. Income from operations of approximately $0.24 million and $0.19 million was attributed from our logistics services segment for the years ended March 31, 2022 and 2021, respectively. Income from operations of $0.1 million and $0.004 million was attributed from our property management and subleasing business for the years ended March 31, 2022 and 2021. Income from operations of $0.05 million was attributed from our epidemic prevention supplies business segment for the year ended March 31, 2022. Loss from operations of approximately $3.28 million was attributed from our epidemic prevention supplies business segment for the year ended March 31, 2021. We incurred general and administrative expenses in corporate office of approximately $0.52 million and approximately $0.85 million for the years ended March 31, 2022 and 2021, respectively.

Income Tax Expenses

Income tax expense for the years ended March 31, 2022 and 2021 was $0.02 million and $0.03 million, respectively, a 9.2% decrease compared to 2021. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2022 and 2021.

WFOE and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as WFOE and YX had no taxable income for the years ended March 31, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companiesare subject to progressive EIT rate from 5% to 15% in year ended March 31, 2022. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2022 and 2021.

Net Profit

We incurred a net profit of approximately $0.08 million and a net loss of $3.59 million for the years ended March 31, 2022 and 2021, respectively. Our basic and diluted earnings per share were $0.00 and $0.14 for the year ended March 31, 2022 and 2021, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2022 and 2021 is as follow:

	2022	2021
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$1,090,872	$(4,223,008)
Net cash used in investing activities	$(198,122)	$(563,052)
Net cash used in (provided by) financing activities	$(1,372,803)	$6,099,656

Net cash provided by operating activities in the year ended March 31, 2022 was approximately $5.3 million more than that of the year ended March 31, 2021. It was mainly because the net profit of fiscal year ended March 31, 2022 was approximately $3.7 million more than the net loss of the fiscal year ended March 31, 2021. The movement of operating assets and liabilities of the year ended March 31, 2022 resulted in cash inflow of approximately $0.9 million, while the movement of operating assets and liabilities of the year ended March 31, 2021 resulted in negative cash flow of approximately $0.8 million. We shall try to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the year ended March 31, 2022 was approximately $0.3 million less than that of the year ended March 31, 2021. It was mainly because the purchase of plant and equipment in the year ended March 31, 2022 was approximately $0.2 million less than the purchase of plant and equipment in prior year. In prior year, the Company also had a cash decrease of approximately $0.7 million in disposal of one subsidiary in garment manufacturing segment and one subsidiary in logistics services segment. The Company also had proceeds of approximately $0.5 million from the disposal of the two subsidiaries.

Net cash provided by financing activities for the year ended March 31, 2022 was approximately $7.5 million less than the year ended March 31, 2021. It was mainly because the Company had net cash repayment of approximately $1.4 million to related parties’ borrowings, while the Company has a proceeds of approximately $6.7 million from issue of ordinary shares in the year ended March 31, 2021.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, we had cash on hand of approximately $1.4 million, total current assets of approximately $5.7 million and current liabilities of approximately $10.4 million. We presently finance our operations primarily from cash flows from borrowings from related parties and third parties. We also raised equity fund of approximately $3.74 million and approximately $3.0 million from the issuance of common stocks in August 2020 and March 2021, respectively. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs.

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

Foreign Currency Translation Risk

Our operations are located in the China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of March 31, 2022, the market foreign exchange rate had decreased to RMB 6.34 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the years ended March 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Addentax Group Corp. (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado
June 23, 2022

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2022	March 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,390,644	$1,845,077
Accounts receivables	2,164,970	4,757,518
Inventories	266,596	270,434
Other receivables	575,210	684,161
Advances to suppliers	1,181,466	355,454
Amount due from related party	110,242	84,838
Total current assets	5,689,128	7,997,482

NON-CURRENT ASSETS
Plant and equipment, net	836,419	793,977
Operating lease right of use asset	6,530,017	9,632,625
Long-term prepayment	31,496	-
Total non-current assets	7,397,932	10,426,602
TOTAL ASSETS	$13,087,060	$18,424,084

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$151,090	$152,607
Accounts payable	1,334,483	3,121,373
Related party borrowings	3,694,989	4,913,964
Advances from customers	2,375	3,029
Accrued expenses and other payables	1,445,473	681,984
Lease liabilities, current portion	3,763,931	3,555,458
Total current liabilities	10,392,341	12,428,415

NON-CURRENT LIABILITIES
Lease liability, net of current portion	2,766,086	6,077,167
TOTAL LIABILITIES	13,158,427	18,505,582

EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,693,004 shares issued and outstanding as of March 31, 2022 and 2021)	$26,693	$26,693
Additional paid-in capital	6,815,333	6,815,333
Accumulated deficits	(6,756,230)	(6,834,228)
Statutory reserve	13,821	13,821
Accumulated other comprehensive income (loss)	(170,984)	(103,117)
Total deficit	(71,367)	(81,498)
TOTAL LIABILITIES AND EQUITY	$13,087,060	$18,424,084

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	2022	2021
REVENUES	$12,690,633	$24,734,759

COST OF REVENUES	(10,627,379)	(25,921,936)

GROSS PROFIT/(LOSS)	$2,063,254	$(1,187,177)

OPERATING EXPENSES
Selling and marketing	(206,251)	(413,654)
General and administrative	(1,914,008)	(2,007,343)
Total operating expenses	$(2,120,259)	$(2,420,997)

LOSS FROM OPERATIONS	(57,005)	(3,608,174)

Interest income	7,818	230
Interest expenses	(9,891)	(19,142)
Other income/(expenses)	160,570	62,784

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$101,492	$(3,564,302)

Income tax expense	(23,494)	(25,867)

NET INCOME/(LOSS)	77,998	(3,590,169)
Foreign currency translation loss	(67,867)	(159,605)
TOTAL COMPREHENSIVE INCOME/(LOSS)	$10,131	$(3,749,774)

EARNING/(LOSS) PER SHARE
Basic and diluted	$0.00	$(0.14)
Weighted average number of shares outstanding – Basic and diluted	26,693,004	25,817,990

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional	Retained earnings		Accumulated other	Total
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Equity (Deficit)
BALANCE AT MARCH 31, 2020	25,346,004	$25,346	$61,050	$(3,233,122)	$23,514	$56,488	$(3,066,724)
Issuance of common stocks for cash	1,347,000	1,347	6,733,653	-	-	-	6,735,000
Appropriation of Statutory reserve and release of Statutory Reserve with disposition of subsidiaries	-	-	20,630	(10,937)	(9,693)	-	-
Foreign currency translation	-	-	-	-	-	(159,605)	(159,605)
Net loss for the year	-	-	-	(3,590,169)	-	-	(3,590,169)
BALANCE AT MARCH 31, 2021	26,693,004	$26,693	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)

Foreign currency translation	-	-	-	-	-	(67,867)	(67,867)
Net loss for the year	-	-	-	77,998	-	-	77,998
BALANCE AT MARCH 31, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,894)	$(71,367)

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,998	$(3,590,169)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	157,604	101,014
Loss on disposal of plant and equipment	-	46,769
Changes in operating assets and liabilities:
Accounts receivable	2,592,548	(365,122)
Inventories	3,838	67,322
Advances to suppliers	(826,012)	(466,049)
Other receivables	108,951	(186,571)
Accounts payables	(1,786,890)	(268,181)
Accrued expenses and other payables	763,489	409,146
Advances from customers	(654)	28,833
Net cash provided by (used in) operating activities	$1,090,872	$(4,223,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(198,122)	(405,851)
Proceeds from sale of property and equipment	-	2,439
Proceeds from disposal of subsidiaries	-	542,242
Cash decreased in disposal of subsidiaries	-	(701,882)
Net cash used in investing activities	$(198,122)	$(563,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	4,512,014	9,200,975
Repayment of related party borrowings	(5,878,286)	(9,702,083)
Proceeds from bank borrowings	-	87,032
Repayment of bank borrowings	(6,531)	(221,268)
Proceeds from issue of common stocks	-	6,735,000
Net cash used in financing activities	$(1,372,803)	$6,099,656

NET INCREASE IN CASH AND CASH EQUIVALENTS	(480,053)	1,313,596
Effect of exchange rate changes on cash and cash equivalents	25,620	(200)
Cash and cash equivalents, beginning of year	1,845,077	531,681
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,390,644	$1,845,077

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	116	4,588
Cash paid during the year for income tax	23,494	25,867
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	470,763	9,380,402

See accompany notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

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

The Company incurred net income of $77,998 and a net loss of $3,590,169 for the year ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, the Company had net current liability of $4,703,213 and $4,430,933, respectively, and a deficit on total equity of $71,367 and $81,498, respectively.

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

At March 31, 2022, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2022 and 2021.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended March 31, 2022 and 2021.

(e) Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. Write-downs for obsolete finished goods for the year ended March 31, 2022 was approximately $0.02 million. No write-downs for obsolete finished goods for the year ended March 31, 2021.

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

There was no impairment of long-lived assets as of March 31, 2022 and 2021.

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules as of March 31, 2022 and 2021.

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

The Company had no potentially dilutive ordinary shares as of March 31, 2022 and 2021.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilized, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2022 and 2021.

The Company’s Chinese subsidiaries are governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2022 and 2021. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

The U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense was recorded relating to the Tax Act changes for the years ended March 31, 2022 and 2021.

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

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September 2020, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances at the end of the years:

Amount due from related party	2022	2021
Hongye Financial Consulting (Shenzhen) Co., Ltd.	110,242	84,838
	$110,242	$84,838

Being lease of the quarter ended March 31, 2022 paid on behalf of Hongye Financial Consulting (Shenzhen) Co., Ltd. for the shared office in Shenzhen.

Related party debt	2022	2021
Zhida Hong (1)	$3,297,951	$3,727,371
Bihua Yang (2)	31,738	370,523
Dewu Huang (3)	212,290	712,064
Jinlong Huang	153,010	104,006
	$3,694,989	$4,913,964

(1)	The decrease was due to net repayment of debt due to Zhida Hong. During year ended March 31, 2022, the Company received financial support of approximately $0.5 million from Zhida Hong and repaid approximately $0.9 million of debts due to him.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The decrease of related party debt was mainly due to the repayment of the debt.

The borrowing balances of related party are unsecured, non-interest bearing and repayable on demand.

6. INVENTORIES

Inventories consist of the following as of March 31, 2022 and 2021:

	2022	2021
Raw materials	$184,498	$234,870
Work in progress	1,327	-
Finished goods	80,771	35,564
Total inventories	$266,596	$270,434

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

8. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consists of the following as of March 31, 2022 and 2021:

	2022	2021
Prepayment	14,046	-
Deposit	64,653	155,830
Receivable of consideration on disposal of subsidiaries	269,798	258,929
Other receivables	226,713	269,402
	$575,210	$684,161

9. PLANT AND EQUIPMENT

Plant and equipment consists of the following as of March 31, 2022 and 2021:

	2022	2021
Production plant	$74,034	$71,642
Motor vehicles	1,192,296	1,020,893
Office equipment	28,191	14,073
	1,294,521	1,106,608
Less: accumulated depreciation	(458,102)	(312,631)
Plant and equipment, net	$836,419	$793,977

Depreciation expense for the years ended March 31, 2022 and 2021 was $132,152 and $101,014, respectively.

10. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2022, the Company has borrowed $151,090 (RMB958,079) (March 31, 2021: $152,607, or RMB1,000,000) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

11. INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2022 and 2021.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2022 and 2021. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2022 and 2021.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2022	2021
PRC statutory tax rate	25%	25%
Computed expected benefits	$25,373	$(891,076)
Temporary differences	(350)	(50,911)
Permanent difference	(106,866)	56,227
Changes in valuation allowance	105,337	911,627
Reported income tax expense	$23,494	$25,867

As of March 31, 2022, the accumulated tax losses in China amounting to $1.9 million (2021: $1.5 million) will expire in five years. As of March 31, 2022, the accumulated net operating loss carried forward in the US entity was $4.8 million (2021: $4.7 million).

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of HPF enjoyed the preferential VAT rate of 3% in 2020. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

12. SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services;

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies; and

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and other”.

Selected information in the segment structure is presented in the following tables:

	Garment	Logistics Services	Property management and leasing	Epidemic prevention supplies	Corporate and other	Totals
Revenue from external customers	2,525,440	5,332,291	4,265,218	567,684	-	12,690,633
Intersegment revenue	-	-	-	-	-	-
Interest income	7,563	86	154	-	15	7,818
Interest expense	8,016	604	678	-	593	9,891
Depreciation and amortization	2,641	123,514	25,451	5,997	-	157,603
Operating income (loss)	75,494	236,777	96,490	51,616	(517,382)	(57,005)
Segment assets	1,784,020	2,610,469	7,608,997	64,885	1,018,689	13,087,060
Expenditures for segment assets	-	149,148	48,974	-	-	198,122

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Revenues	Long-Lived Assets
China	12,122,949	7,397,931
United States	567,684	-
Total	12,690,633	7,397,931

13. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2022 and 2021:

	2022	2021
Accrued wages and welfare	78,776	82,548
Accrued expenses	55,000	55,000
Other tax payable	55,814	28,242
Rental payable	27,882	29,741
Customers’ deposits	871,730	150,993
Other payables	356,271	335,460
	$1,445,473	$681,984

14. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

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

The following   table summarizes the components of lease expense:

	2022	2021

Operating lease cost	3,862,342	1,021,267
Short-term lease cost	84,089	35,727
	3,946,431	1,056,994

The following table summarizes supplemental information related to leases:

	2022	2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$3,946,431	$1,650,847
Right-of-use assets obtained in exchange for new operating leases liabilities	470,763	9,380,402
Weighted average remaining lease term - Operating leases (years)	1.8	2.8
Weighted average discount rate - Operating leases	4.75%	4.35%

The following table summarizes the maturity of operating lease liabilities:

Years ending March 31	Lease cost
2023	$3,942,718
2024	2,977,548
2025	60,291
Total lease payments	6,980,557
Less: Interest	(450,540)
Total	$6,530,017

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

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2022 and 2021 were $Nil and $10,937, respectively. In November 2020, consolidated statutory reserve of $20,630 was transferred to additional paid in capital because there was no liability for the company to provide such reserve due to disposal of a subsidiary. The balance of paid-up statutory reserve was $13,821 as of both March 31, 2021 and 2020.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which are 6.34 and 6.55 as at March 31, 2022 and March 31, 2021, respectively. Revenue and expenses are translated at the average yearly exchange rates, which are 6.42 and 6.78 for the two years ended March 31, 2022 and 2021, respectively. The equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as at March 31, 2022 and 2021.

Garment manufacturing segment

	March 31, 2022	March 31, 2021
Customer A	85.3%	98.4%
Customer B	11.4%	1.6%
Customer C	3.3%	Nil %

The high concentration as at March 31, 2022 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	March 31, 2022	March 31, 2021
Customer A	19.1%	16.6%
Customer B	8.2%	Nil	%
Customer C	8.2%	Nil	%
Customer D	6.7%	Nil	%
Customer E	5.6%	5.5%

Property management and subleasing

There is no account receivable for Property management and subleasing segment as for March 31, 2022.

Epidemic prevention supplies segment

The accounts receivable of Epidemic prevention supplies segment as at March 31, 2022 was from one customer only.

For the year ended March 31, 2022, one from garment segment provided more than 10% of total consolidated revenue of the Company, represented 19.3% of total revenue of the Company.

The high concentration in year ended March 31, 2022 was mainly due to concentration of distributors in garment manufacturing business and epidemic prevention supplies business. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the percentages of purchases from five largest suppliers of each of the reportable segment purchase for the years ended March 31, 2022 and 2021.

	Year ended
	March 31,
	2022	2021
Garment manufacturing segment	99.3%	98.7%
Logistics services segment	96.4%	49.9%
Property management and subleasing	100.0%	100.0%
Epidemic prevention supplies	100.0%	90.8%

Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2022, the total outstanding borrowings amounted to $152,090 (RMB958,079) with various interest rate from4.84% to 6.96% p.a. (Note 10)

(e) COVID-19

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022 Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2022 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	32	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	29	Chief Financial Officer and Treasurer	March 8, 2019

Yu Jiaxin (1)(2)(3)	39	Independent Director	March 13, 2019

Hong Zhiwang	28	Director	March 13, 2019

Alex. P. Hamilton (1)(2)(3) *	48	Independent Director Nominee*	May 10, 2021

Jiangping (Gary) Xiao (1)(2)(3)*	41	Independent Director Nominee*	May 12, 2021

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

*	On May 10, 2021, the Board appointed Mr. Alex P. Hamilton as our independent director, effective upon the date of the Company’s completion of its public offering and the listing of its common stock on a national securities exchange, whichever is the later (the “Appointment Effective Date’). Mr. Hamilton will serve on each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2022 and 2021:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong	2022	$17,229	0	0	0	0	0	0	$17,229
(CEO)	2021	$17,229	0	0	0	0	0	0	$17,229

Chao Huang	2022	$22,187	0	0	0	0	0	0	$22,187
(CFO)	2021	$22,187	0	0	0	0	0	0	$22,187

There are no current employment agreements between the Company and its officers.

Mr. Hong Zhida is the Company’s Chief Executive Officer, President and Secretary. Mr. Hong’s compensation is $1,436 per month. Mr. Hong may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Mr. Huang Chao as the Company’s Chief Financial Officer and Treasurer. On April 15, 2019, the Company entered into an employment agreement with Mr. Chao. Mr. Chao’s compensation is $1,849 per month. Mr. Chao may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

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

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Compensation of Directors

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shan Cui (resigned)	2022	$1,428	0	0	0	0	0	0	$1,428
(Independent Director)	2021	$11,424	0	0	0	0	0	0	$11,424

Jiaxin Yu	2022	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2021	$15,000	0	0	0	0	0	0	$15,000

Weilin Li (resigned)	2022	$1,250	0	0	0	0	0	0	$1,250
(Independent Director)	2021	$15,000	0	0	0	0	0	0	$15,000

Each independent director has entered into an Independent Director Agreement with the Company, pursuant to which Ms. Cui Shan, Ms. Yu Jiaxin and Mr. Li Weilin is entitled to receive $17,142, $15,000 and $15,000 per year, respectively, in equal monthly installments of $1,429, $1,250 and $1,250, respectively, at the end of each month. Ms. Cui Shan resigned as an independent director and the chairperson of the Audit Committee of Addentax Group Corp. on May 10, 2021. Mr. Li Weilin resigned as an independent director and the chairperson of the Nominating and Corporate Governance Committee of Addentax Group Corp. on May 13, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 23, 2022, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage Ownership of Shares of Common Stock” is based on a total of 26,693,004 shares of our issued and outstanding common stock.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Directors and Officers

Hong Zhida	1,507,950	5.65%

Hong Zhiwang	501,171	1.88%

Huang Chao	25,720	0.1%

Alex. P. Hamilton*	-	-

Yu Jiaxin	-	-

Jiangping (Gary) Xiao*	-	-

All Officers and Directors (six persons)	2,034,841	7.63%

Owner of more than 5% of Class	-	-

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000.

*	Mr. Alex P. Hamilton and Mr. Jiangping (Gary) Xiao has accepted our appointment to be our independent director, effective on the Appointment Effective Date.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the year ended March 31, 2022, we have related party transactions as set forth below:

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Zhongpeng Chen	A legal representative of HPF, became not a related party when HPF was disposed of in November, 2020
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A manager of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

In September 2020, the Company disposed of $114,229 aged inventories in HSW to Mr. Jinlong Huang at cost with no gain or loss recognized.

The Company had the following related party balances at the end of the years:

Amount due from related party	2022	2021
Hongye Financial Consulting (Shenzhen) Co., Ltd.	110,242	84,838
	$110,242	$84,838

Being lease of the quarter ended March 31, 2022 paid on behalf of Hongye Financial Consulting (Shenzhen) Co., Ltd. for the shared office in Shenzhen.

Related party debt	2022	2021
Zhida Hong (1)	$3,297,951	$3,727,371
Bihua Yang (2)	31,738	370,523
Dewu Huang (3)	212,290	712,064
Jinlong Huang	153,010	104,006
	$3,694,989	$4,913,964

(1)	The decrease was due to net repayment of debt due to Zhida Hong. During year ended March 31, 2022, the Company received financial support of approximately $0.5 million from Zhida Hong and repaid approximately $0.9 million of debts due to him.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The decrease of related party debt was mainly due to the repayment of the debt.

The borrowing balances of related party are unsecured, non-interest bearing and repayable on demand.

The Board has determined that each of Yu Jiaxin, Alex P. Hamilton and Jiangping (Gary) Xiao satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended March 31, 2022 and 2021, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

ACCOUNTING FEES AND SERVICES	2022	2021

Audit fees (1)	$195,000	$80,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$195,000	$80,000

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our fiscal yearend financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits , Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000		S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000		8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated Bylaws		8-K	3.1	3/15/2019	333-206097
4.1	Description of Securities.	+
10.1	Loan Agreement, dated March 2, 2015		S-1	10.1	8/5/2015	333-206097
10.2	Contract of the sale goods, dated February 3, 2015		S-1	10.2	8/5/2015	333-206097
10.3	Lease Agreement, dated December 15, 2014		S-1	10.3	8/5/2015	333-206097
10.4	Verbal Agreement, dated October 28, 2014		S-1	10.4	8/5/2015	333-206097
10.5	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.6	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.7	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
10.8	Independent Director Agreement with Mr. Alex P. Hamilton		8-K	10.1	5/10/2021	333-206097
10.9	Independent Director Agreement with Ms. Yu Jiaxin		8-K	10.2	3/11/2019	333-206097
10.10	Independent Director Agreement with Jiangping (Gary) Xiao		8-K	10.1	5/13/2021	333-206097
14.1	Code of Ethics		10-K/A	14.1	9/21/2018	333-206097
16.1	Letter, dated October 27, 2015 from Cutler & Co. LLC to the Securities and Exchange Commission.		8-K	16.1	10/27/2015	333-206097
16.2	Letter from Pritchett Siler & Hardy, PC dated February 22, 2017		8-K	16.1	2/22/2017	333-206097
21.1	Subsidiaries of the Registrant .	+
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	+
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	+
32.1	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	+
32.2	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	+

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 23, 2022

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	President, Chief Executive Officer and Director	June 23, 2022
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	Chief Financial Officer	June 23, 2022
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Yu Jiaxin	Director	June 23, 2022
Yu Jiaxin

/s/ Hong Zhiwang	Director	June 23, 2022
Hong Zhiwang

