Form 10-Q
period 2022-06-30
ADDENTAX GROUP CORP.
filed 2022-08-15
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 15, 2022, there were 26,093,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2021 and 2020

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	June 30, 2022	March 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,232,348	$1,390,644
Accounts receivables, net	2,137,753	2,164,970
Inventories	263,259	266,596
Prepayments and other receivables	1,047,597	575,210
Advances to suppliers	1,090,088	1,181,466
Amount due from related party	80,306	110,242
Total current assets	6,851,351	5,689,128

NON-CURRENT ASSETS
Plant and equipment, net	758,529	836,419
Long-term prepayments	-	31,496
Operating lease right of use asset	5,411,585	6,530,017
Total non-current assets	6,170,114	7,397,932
TOTAL ASSETS	$13,021,465	$13,087,060

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$142,591	$151,090
Accounts payable	1,250,954	1,334,483
Amount due to related parties	3,978,713	3,694,989
Advances from customers	2,696	2,375
Accrued expenses and other payables	2,104,474	1,445,473
Operating lease liability current portion	3,612,922	3,763,931
Total current liabilities	11,092,350	10,392,341

NON-CURRENT LIABILITIES
Operating lease liability	1,798,662	2,766,086
TOTAL LIABILITIES	$12,891,012	$13,158,427

EQUITY (deficit)
Common stock ($0.001 par value, 50,000,000 shares authorized, 26,693,004 shares issued and outstanding at both June 30 and March 31, 2022)	$26,693	$26,693
Additional paid-in capital	6,815,333	6,815,333
Accumulated Deficit	(6,659,559)	(6,756,230)
Statutory reserve	13,821	13,821
Accumulated other comprehensive loss	(65,835)	(170,984)
Total equity (deficit)	130,453	(71,367)
TOTAL LIABILITIES AND EQUITY	$13,021,465	$13,087,060

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2022	2021

REVENUES	$2,386,384	$4,286,431

COST OF REVENUES	(1,929,700)	(3,703,026)

GROSS PROFIT	456,684	583,405

OPERATING EXPENSES
Selling and marketing	(5,642)	(46,390)
General and administrative	(404,940)	(460,315)
Total operating expenses	(410,582)	(506,705)

INCOME FROM OPERATIONS	46,102	76,700

Interest income	3,238	1,967
Interest expenses	(2,458)	(2,232)
Other income (expense), net	51,083	13,237

INCOME BEFORE INCOME TAX EXPENSE	97,965	89,672
INCOME TAX EXPENSE	(1,294)	(10,725)

NET (LOSS) INCOME	96,671	78,947
Foreign currency translation gain (loss)	105,149	(30,516)
TOTAL COMPREHENSIVE INCOME	$201,820	$48,431

EARNINGS (LOSS) PER SHARE
Basic and diluted	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	26,693,004	26,153,818

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT MARCH 31, 2021	26,693,004	$26,093	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)
Foreign currency translation						(30,516)	(30,516)
Net income for the period				78,947			78,947
BALANCE AT JUNE 30, 2021	26,693,004	$26,693	$6,815,333	$(6,755,281)	$13,821	$(133,633)	$(33,067)

BALANCE AT MARCH 31, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)
Foreign currency translation	-	-	-	-	-	105,149	105,149
Net income for the period	-	-	-	96,671	-	-	96,671
BALANCE AT JUNE 30, 2022	26,693,004	$26,693	$6,815,333	$(6,659,559)	$13,821	$(65,835)	$130,453

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96,671	$78,947
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	35,883	33,986
Changes in operating assets and liabilities
Accounts receivable	27,217	(2,031,892)
Inventories	3,337	(137,894)
Advances to suppliers	91,378	(383,233)
Other receivables	(443,140)	(317,382)
Accounts payables	(83,529)	1,380,495
Accrued expenses and other payables	549,880	129,338
Advances from customers	321	(3,029)
Net cash provided by (used in) operating activities	$278,018	$(1,250,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment and other assets	-	(104,235)
Net cash used in investing activities	$-	$(104,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	980,724	1,292,956
Repayment of related party borrowings	(364,452)	(806,994)
Repayment of bank borrowings	(424)	-
Net cash provided by financing activities	$615,848	$485,962

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	893,866	(868,937)
Effect of exchange rate changes on cash and cash equivalents	(52,162)	(3,969)
Cash and cash equivalents, beginning of the period	1,390,644	1,845,077
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,232,348	$972,171

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$1,936
Cash paid during the year for income tax	$1,294	$10,725
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$178,189

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on June 23, 2022 (“2022 Form 10-K”).

GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net income of $96,671 and $78,947 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the Company had net current liability of $4,240,999 and $4,703,213 , respectively, and total equity of $130,453 and a deficit on total equity of $71,367, respectively.

The Company expects to finance operations primarily through cash flow from revenue, capital contributions from the CEO and proceeds from proposed IPO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

There is no change on the accounting policies for the three months ended June 30, 2022.

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

4. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Bihua Yang	A legal representative of Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), a wholly subsidiary of our Company
Zhiyong Zhou	General Manager of XKJ, ceased to be general manager of XKJ since May, 2022
Dewu Huang	A legal representative of Shantou Yi Bai Yi Garments Co., Ltd (“YBY”), a wholly-owned subsidiary of our Company
Jinlong Huang	A spouse of legal representative of Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), a wholly owned subsidiary of our Company

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of June 30, 2022 and March 31, 2022:

Amount due from related party	June 30, 2022	March 31, 2022
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$80,306	$110,242
	$80,306	$110,242

Related party borrowings	June 30, 2022	March 31, 2022
Zhida Hong (1)	$3,258,845	$3,297,951
Zhiyong Zhou (2)	322,631	-
Bihua Yang (3)	70,264	31,738
Dewu Huang	221,359	212,290
Jinlong Huang	105,614	153,010
	$3,978,713	$3,694,989

(1)	Being interest free loan as financial support from Zhida Hong to daily operation of the Company.

(2)	Being interest free loan as financial support from Zhiyong Zhou to pay for daily operating expenditures of XKJ.

(3)	Being financial support from Bihua Yang for XKJ’s daily operation.

(4)	Being interest free advanced loan as financial support from Dewu Huang for YBY’s daily operation.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5. INVENTORIES

Inventories consist of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Raw materials	$26,332	$184,498
Work in progress	142,947	1,327
Finished goods	93,980	80,771
Total inventories	$263,259	$266,596

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

7. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Prepayment	65,902	14,046
Deposit	134,744	64,653
Receivable of consideration on disposal of subsidiaries	251,801	269,798
Other receivables	595,150	226,713
	$1,047,597	$575,210

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Production plant	$70,074	$74,034
Motor vehicles	1,128,524	1,192,296
Office equipment	26,683	28,191
	1,225,281	1,294,521
Less: accumulated depreciation	(466,752)	(458,102)
Plant and equipment, net	$758,529	$836,419

Depreciation expense for the three months ended June 30, 2022 and 2021 was $35,883 and $33,986, respectively.

9. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2022, the Company has borrowed $142,591 (RMB955,281) (March 31, 2022: $151,090) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

10. INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2022 and 2021.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2022 and 2021. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2022 and 2021.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended
	June 30,
	2022	2021
PRC statutory tax rate	25%	25%
Computed expected benefits (expense)	24,491	22,418
Temporary differences	(40,566)	(39,459)
Permanent difference	(2,561)	1,478
Changes in valuation allowance	19,930	26,288
Income tax expense	$1,294	$10,725

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, YBY and YS enjoyed preferential VAT rate of 13%. The Companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of YXPF enjoyed the preferential VAT rate of 3% in 2022 and 2021. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

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

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,
Revenues from external customers	2022	2021
Garments manufacturing segment	$40,426	$2,069,141
Logistics services segment	1,390,882	1,108,042
Property management and subleasing	954,835	1,109,248
Epidemic prevention supplies segment	241	-
Total of reportable segments and consolidated revenue	$2,386,384	$4,286,431

Intersegment revenue
Garments manufacturing segment	-	2,417

Income from operations by segment for the three ended June 30, 2022 and 2021 are as follows:

	Three months ended
	June 30,
	2022	2021
Garment manufacturing segment	$(28,656)	$123,629
Logistics services segment	120,041	4,863
Property management and subleasing	34,097	57,211
Epidemic prevention supplies	-	-
Total of reportable segments	125,482	185,703
Corporate and other	(79,380)	(109,003)
Total consolidated income from operations	$46,102	$76,700

Total assets by segment as at June 30, 2022 and March 31, 2022 are as follows:

Total assets	June 30, 2022	March 31, 2022
Garment manufacturing segment	$1,723,582	$1,784,020
Logistics services segment	2,993,573	2,610,469
Property management and subleasing	7,312,321	7,608,997
Epidemic prevention supplies	35,042	64,885
Total of reportable segments	12,064,518	12,068,371
Corporate and other	956,947	1,018,689
Consolidated total assets	$13,021,465	$13,087,060

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended June 30,
	2022	2021
Revenues
China	2,386,384	4,286,431
Total	2,386,384	4,286,431

	June 30, 2022	March 31, 2022
Long-Lived Assets
China	6,170,113	7,397,931

12. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended June 30,
	2022	2021
Operating lease cost	944,549	934,666
Short-term lease cost	20,444	20,902
	$964,993	$955,568

The following table summarizes supplemental information related to leases:

	Three months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$964,993	$955,568
Right-of-use assets obtained in exchange for new operating leases liabilities	-	178,189
Weighted average remaining lease term - Operating leases (years)	1.5	2.5
Weighted average discount rate - Operating leases	4.75%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending June 30	Lease cost
2023	$3,784,536
2024	1,959,775
2025	14,474

Total lease payments	5,758,785
Less: Interest	(347,200)
Total	$5,411,585

13. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 6.699 and 6.341 as of June 30, 2022 and March 31, 2022, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.603 and 6.461 for the three months ended June 30, 2022 and 2021, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of June 30, 2022 and March 31, 2022.

Garment manufacturing segment

	June 30, 2022	March 31, 2022
Customer A	89.4%	85.3%
Customer B	10.6%	11.4%

The high concentration as of June 30, 2022 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	June 30, 2022	March 31, 2022
Customer A	17.0%	8.2%
Customer B	15.0%	19.1%
Customer C	13.8%	Nil %
Customer D	9.8%	6.7%
Customer E	8.3%	3.9%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for March 31, 2022.

Epidemic prevention supplies segment

The accounts receivable of Epidemic prevention supplies segment as at June 30, 2022 was from one customer only.

For the three months ended June 30, 2022, one customer from Logistics services segment provided more than 10% of total revenue of the Company, represented 13.1% of total revenue of the Company for the three months. For the three months ended June 30, 2021, one customer from garment segment provided more than 10% of total revenue of the Company, represented 98.8% of total revenue of the Company for the three months.

Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three months ended June 30, 2022 and 2021.

	Three months ended
	June 30,
	2022		2021
Garment manufacturing segment	Nil	%	100.0%
Logistics services segment	100.0%		61.6%
Property management and subleasing	100.0%		100.0%
Epidemic prevention supplies	Nil	%	Nil %

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2022, the total outstanding borrowings amounted to $142,591 (RMB955,281) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2022 and 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistics services provider based in China. We are listed on the OTCQB under the symbol of “ATXG”. We classify our businesses into four segments: Garment manufacturing, Logistics services, Property management and subleasing, and Epidemic prevention supplies.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through three wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China.

Our logistic business consists of delivery and courier services covering approximately 79 cities in approximately seven provinces and two municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) and Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2022, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2022.

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

Results of Operations for the three months ended June 30, 2022 and 2021

The following tables summarize our results of operations for the three months ended June 30, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Changes in 2022
	2022		2021		compared to 2021
	(In U.S. dollars, except for percentages)
Revenue	$2,386,384	100.0%	$4,286,431	100%	$(1,900,047)	(44.3)%
Cost of revenues	(1,929,700)	(80.9)%	(3,703,026)	(86.4)%	1,773,326	47.9%
Gross profit	456,684	19.1%	583,405	13.6%	(126,721)	(21.7)%
Operating expenses	(410,582)	(17.2)%	(506,705)	(11.8)%	96,123	19.0%
Income from operations	46,102	1.9%	76,700	1.8%	(30,598)	(39.9)%
Other income, net	51,083	2.2%	13,237	0.3%	37,846	285.9%
Net finance cost	780	0.1%	(265)	(0.0)%	1,045	394.3%
Income tax expense	(1,294)	(0.1)%	(10,725)	(0.3)%	9,431	87.9%
Net income (loss)	$96,671	4.1%	$78,947	1.8%	$17,724	22.4%

Revenue

Total revenue for the three months ended June 30, 2022 decreased by approximately $1.9 million, or 44.3%, as compared with the three months ended June 30, 2021. The significant decrease was mainly because of the decrease of $2.0 million in garment manufacturing and $0.1 million in property management and subleasing business and offset by $0.2 million increases in logistics services business.

Revenue generated from our garment manufacturing business contributed approximately $0.04 million (1.7%) and $2.1 million (48.3%) of total revenue for the three months ended June 30, 2022 and 2021, respectively. The decrease of $2.1 million was mainly due to factory facilities renewal and repair, remaining factories cannot provide as much capacity as before. We estimate the capacity will appear to recover at second quarter of FY2023.

.

Revenue generated from our logistics services business contributed approximately $1.4 million or 58.3% of our total revenue for the three months ended June 30, 2022. Revenue generated from our logistic business contributed approximately $1.1 million or 25.8% of our total revenue for the three months ended June 30, 2021.

Revenue generated from our property management and subleasing business contributed approximately $1.0 million or 40.0% of our total revenue for the three months ended June 30, 2022. The revenue from this business segment was $1.1 million or 25.9% of our total revenue of this business for the three months ended June 30, 2021.

There was only $0.0004 million generated from our epidemic prevention supplies business for the three months ended June 30, 2022 because no other orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. There was no revenue generated from this business for the three months ended June 30, 2021.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$40,426	100.0%	$2,069,141	100%	$(2,028,715)	(98.0)%
Raw materials	27,952	69.1%	1,441,333	69.7%	(1,413,381)	(98.1)%
Labor	8,544	21.1%	443,290	21.4%	(434,746)	(98.1)%
Other and Overhead	579	1.4%	10,399	0.5%	9,820	94.4%
Total cost of revenue for garment manufacturing	37,075	91.7%	1,895,022	91.6%	(1,857,947)	(98.0)%
Gross profit for garment manufacturing	3,351	8.3%	174,119	8.4%	(170,768)	(98.1)%
					0
Net revenue for logistics services	1,390,882	100.0%	1,108,042	100.0%	282,840	25.5%
Fuel, toll and other cost of logistics services	602,584	44.3%	393,150	35.5%	209,434	53.3%
Subcontracting fees	441,196	31.7%	486,722	43.9%	(45,526)	(9.4)%
Total cost of revenue for logistics services	1,043,780	75.0%	879,872	79.4%	163,908	18.6%
Gross Profit for logistics services	347,102	25.0%	228,170	20.6%	118,932	52.1%
					0
Net revenue for property management and subleasing	954,835	100.0%	1,109,248	100.0%	154,413
Total cost of revenue for property management and subleasing	848,451	88.9%	926,642	83.5%	78,191
Gross Profit for property management and subleasing	106,384	11.1%	182,606	16.5%	76,222
					0
Net revenue for epidemic prevention supplies	$241		$-
Merchandise/Finished goods/Raw materials	-		-
Other and Overhead	394		1,490		1,096	73.6
Total cost of revenue for epidemic prevention supplies	394		1,490		1,096	73.6%
Gross (loss) income for epidemic prevention supplies	(153)		(1,490)			100.0%
Total cost of revenue	$1,929,700	80.9%	$3,703,026	86.4%	$1,773,326	47.9%
Gross profit	$456,684	19.1%	$583,405	(13.6)%	$126,721	21.7%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were 69.1% of our total garment manufacturing business revenue in the three months ended June 30, 2022, compared with 69.7% in the three months ended June 30, 2021. The decreased in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business were 21.1% of our total garment manufacturing business revenue in the three months ended June 30, 2022, compared with 21.4% in the three months ended June 30, 2021. The increase in percentages was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for 1.4% of our total garment business revenue for the three months ended June 30, 2022, compared with 0.5% of total garment business revenue for the three months ended June 30, 2021.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 35.6% and 33.4% of total cost of revenues for our service segment for the three months ended June 30, 2022 and 2021, respectively. The percentage decreased as we used our own logistics more than the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractor and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended June 30, 2022 were approximately $0.6 million compared with $0.4 million for the three months ended June 30, 2021. Fuel, toll and other costs for our service business accounted for 44.3% of our total service revenue for the three months ended June 30, 2022, compared with 35.5% for the three months ended June 30, 2021. The increase in percentages was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the three months ended June 30, 2022 decreased 8.3% to approximately $0.4 million from $0.5 million for the three months ended June 30, 2021. Subcontracting fees accounted for 31.7% and 43.9% of our total service business revenue in the three months ended June 30, 2022 and 2021, respectively. This decrease in percentages was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products. The other cost of the quarter represented depreciation of machinery.

Gross profit

Garment manufacturing business gross profit for the three months ended June 30, 2022 was approximately $0.003 million, as compared with approximately $0.2 million for the three months ended June 30, 2021. Gross profit accounted for 8.3% of our total Garment manufacturing business revenue for the three months ended June 30, 2022, compared with 8.4% for the three months ended June 30, 2021.

Gross profit in our logistics services business for the three months ended June 30, 2022 was approximately $0.3 million and gross margin was 25.0%. Gross profit in our logistics services business for the three months ended June 30, 2021 was approximately $0.2 million and gross margin was 20.6%. The increase of gross profit ratio was mainly because of a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the three months ended June 30, 2022 was approximately $0.1 million, or 11.1% of our total property management and subleasing business revenue. It was approximately $0.2 million, or 16.5% for the three months ended June 30, 2021.

	Three months ended June 30,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Gross profit	$456,684	100%	$583,405	100%	(126,721)	(21.7)%
Operating expenses:
Selling expenses	(5,642)	(1.2)%	(46,390)	(8.0)%	40,748	87.8%
General and administrative expenses	(404,940)	(88.7)%	(460,315)	(78.9)%	55,375	12.0%
Total	$(410,582)	(89.9)%	$(506,705)	(86.9)%	96,123	19.0%
Income from operations	$46,102	10.1%	$76,700	13.1%	(30,598)	(39.9)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was approximately $0.006 million and $0.05 million for the three months ended June 30, 2022 and 2021, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our Garment manufacturing business segment for the three months ended June 30, 2022 and 2021 was approximately $0.03 million and $0.05 million, respectively. Our general and administrative expenses in our logistics services segment, for the three months ended June 30, 2022 and 2021 was both approximately $0.2 million. The general and administrative expenses in our property management and subleasing business was approximately $0.07 million and $0.08 million for the three months ended June 30, 2022 and 2021. Our general and administrative expenses in our epidemic prevention supplies segment was both nil for the three months ended June 30, 2022 and 2021, respectively. Our general and administrative expenses in our corporate office for the three months ended June 30, 2022 and 2021 was approximately $0.08 million and $0.1 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2022 decreased by 12.0% to approximately $0.40 million from $0.46 million for the three months ended June 30, 2021.

Loss from operations

Income from operations for the three months ended June 30, 2022 and 2021 was approximately $0.05 million and $0.08 million, respectively. (Loss) Income from operations of approximately ($0.03) million and $0.12 million was attributed from our garment manufacturing segment for the three months ended June 30, 2022 and 2021, respectively. Income from operations of approximately $0.12 million and $0.005 million was attributed from our logistics services segment for the three months ended June 30, 2022 and 2021, respectively. Income from operations of approximately $0.03 million and $0.06 million was attributed from our property management and subleasing business for the three months ended June 30, 2022 and 2021, respectively. There was no income or loss from operations attributed from our epidemic prevention supplies segment for the three months ended June 30, 2022 and 2021, respectively. We incurred a loss from operations in corporate office of approximately $0.08 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2022 and 2021 was approximately $0.001 million and $0.01 million, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2022 and 2021.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2022. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2022 and 2021.

Net Income (Loss)

We incurred net income of approximately $0.1 million for both three months ended June 30, 2022 and 2021, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended June 30, 2022 and 2021, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2022 and 2021 is as follow:

	Three months ended June 30,
	2022	2021
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$278,018	$(1,250,664)
Net cash used in investing activities	$-	$(104,235)
Net cash provided by financing activities	$615,848	$485,962

Net cash provided by operating activities in the three months ended June 30, 2022 was approximately $1.5 million more than that of the three months ended June 30, 2021. It was mainly because the movement of operating assets and liabilities of the three months ended June 30, 2022 resulted in cash inflow of approximately $0.1 million, while the movement of operating assets and liabilities of the three months ended June 30, 2021 resulted in cash outflow of approximately $1.4 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the three months ended June 30, 2022 was Nil, approximately $0.1 million less than that of the three months ended June 30, 2021. It was mainly because there was no purchase of plant and equipment and other assets in the three months ended June 30, 2022.

Net cash provided by financing activities for the three months ended June 30, 2022 was approximately $0.1 million more than the three months ended June 30, 2021. It was mainly because the net cash from related party borrowings in current period was approximately $0.1 million more than that of the three months ended June 30, 2021.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2022, we had cash on hand of approximately $2.2 million, total current assets of approximately $6.9 million and current liabilities of approximately $11.1 million. We presently finance our operations by using the cash flows borrowed from related parties and third parties. We aim to improve our operating cash flows and anticipate that cash flows from our operations and borrowings from related parties and third parties will continue to be our primary source of funds to finance our short-term cash needs. The Company’s financial conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue, fund raising from IPO proceedings and capital contributions from the CEO. During the year, the CEO has provided financial support for the operations of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

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

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2022, the market foreign exchange rate was RMB 6.70 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three months ended June 30, 2022 and 2021 was approximately $0.1 million and $0.03 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: August 15, 2022	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

