Form 10-Q
period 2022-09-30
ADDENTAX GROUP CORP.
filed 2022-11-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

+ (86) 755 86961 405

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ATXG	Nasdaq Capital Market

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

As of, 2022, there were 31,093,004 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the six months ended September 30, 2022 and 2021

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	September 30, 2022	March 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,034,410	$1,390,644
Accounts receivables, net	1,895,213	2,164,970
Debt securities held-to-maturity	17,500,000	-
Inventories	247,335	266,596
Prepayments and other receivables	4,561,827	575,210
Advances to suppliers	1,158,364	1,181,466
Amount due from related party	36,122	110,242
Total current assets	27,433,271	5,689,128

NON-CURRENT ASSETS
Plant and equipment, net	684,949	836,419
Long-term prepayments	122,138	31,496
Operating lease right of use asset	4,221,393	6,530,017
Total non-current assets	5,028,480	7,397,932
TOTAL ASSETS	$32,461,751	$13,087,060

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$134,245	$151,090
Accounts payable	114,598	1,334,483
Amount due to related parties	2,469,127	3,694,989
Advances from customers	2,538	2,375
Accrued expenses and other payables	2,486,643	1,445,473
Operating lease liability current portion	3,343,271	3,763,931
Total current liabilities	8,550,422	10,392,341

NON-CURRENT LIABILITIES
Operating lease liability	878,123	2,766,086
TOTAL LIABILITIES	$9,428,545	$13,158,427

EQUITY (deficit)
Common stock ($0.001 par value, 50,000,000 shares authorized, 31,693,004 shares and 26,693,004 shares issued and outstanding at September 30 and March 31, 2022, respectively)	$31,693	$26,693
Additional paid-in capital	29,532,326	6,815,333
Accumulated Deficit	(6,576,342)	(6,756,230)
Statutory reserve	13,821	13,821
Accumulated other comprehensive loss	31,708	(170,984)
Total equity (deficit)	23,033,206	(71,367)
TOTAL LIABILITIES AND EQUITY	$32,461,751	$13,087,060

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

REVENUES	$2,144,019	$2,757,832	$4,530,403	$7,044,263

COST OF REVENUES	(1,578,858)	(2,287,407)	(3,508,558)	(5,990,433)

GROSS PROFIT	565,161	470,425	1,021,845	1,053,830

OPERATING EXPENSES
Selling and marketing	(30,002)	(45,802)	(35,644)	(92,192)
General and administrative	(465,007)	(462,886)	(869,947)	(923,201)
Total operating expenses	(495,009)	(508,688)	(905,591)	(1,015,393)

INCOME (LOSS) FROM OPERATIONS	70,152	(38,263)	116,254	38,437

Interest income	1,762	96	5,000	2,063
Interest expenses	(2,209)	(617)	(4,667)	(2,849)
Other income, net	22,973	75,764	74,056	89,001

INCOME BEFORE INCOME TAX EXPENSE	92,678	36,980	190,643	126,652
INCOME TAX EXPENSE	(9,461)	(4,959)	(10,755)	(15,684)

NET INCOME	83,217	32,021	179,888	110,968
Foreign currency translation gain (loss)	97,543	(3,626)	202,692	(34,142)
TOTAL COMPREHENSIVE INCOME	$180,760	$28,395	$382,580	$76,826

EARNINGS PER SHARE
Basic and diluted	0.00	0.00	0.01	0.00
Weighted average number of shares outstanding – Basic and diluted	27,117,662	26,405,333	27,117,662	26,405,333

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT JUNE 30, 2021	26,693,004	$26,093	$6,815,333	$(6,755,281)	$13,821	$(133,633)	$(33,067)
Foreign currency translation	-	-	-	-	-	(3,626)	(3,626)
Net income for the period	-	-	-	32,021	-	-	32,021
BALANCE AT SEPTEMBER 30, 2021	26,693,004	$26,693	$6,815,333	$(6,723,260)	$13,821	$(137,259)	$(4,672)

BALANCE AT JUNE 30, 2022	26,693,004	$26,693	$6,815,333	$(6,659,559)	$13,821	$(65,835)	$130,453
Paid in capital	5,000,000	5,000	22,716,993	-	-	-	22,721,993
Foreign currency translation	-	-	-	-	-	97,543	97,543
Net income for the period	-	-	-	83,217	-	-	83,217
BALANCE AT SEPTEMBER 30, 2022	31,693,004	$31,693	$29,532,326	$(6,576,342)	$13,821	$31,708	$23,033,206

BALANCE AT MARCH 31, 2021	26,693,004	$26,093	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)
Foreign currency translation	-	-	-	-	-	(34,142)	(34,142)
Net income for the period	-	-	-	110,968	-	-	110,968
BALANCE AT SEPTEMBER 30, 2021	26,693,004	$26,693	$6,815,333	$(6,723,260)	$13,821	$(137,259)	$(4,672)

BALANCE AT MARCH 31, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)
Paid in capital	5,000,000	5,000	22,716,993	-	-	-	22,721,993
Foreign currency translation	-	-	-	-	-	202,692	202,692
Net income for the period	-	-	-	179,888	-	-	179,888
BALANCE AT SEPTEMBER 30, 2022	31,693,004	$31,693	$29,532,326	$(6,576,342)	$13,821	$31,708	$23,033,206

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,888	$110,968
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	171,493	71,398
Changes in operating assets and liabilities
Accounts receivable	269,757	3,216,556
Inventories	19,261	(30,372)
Advances to suppliers	23,102	(1,114,244)
Other receivables	(1,561,056)	(399,257)
Accounts payables	(1,347,677)	(1,801,257)
Accrued expenses and other payables	718,539	44,382
Advances from customers	163	52,308
Net cash provided by (used in) operating activities	$(1,526,530)	$150,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment and other assets	-	(142,922)
Purchase of debt securities	(17,500,000)	-
Net cash used in investing activities	$(17,500,000)	$(142,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares	20,221,993	-
Proceeds from related party borrowings	2,231,376	1,623,725
Repayment of related party borrowings	(2,803,515)	(2,762,272)
Repayment of bank borrowings	(416)	-
Net cash provided by financing activities	$19,649,438	$(1,138,547)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	622,908	(1,130,987)
Effect of exchange rate changes on cash and cash equivalents	20,858	(3,421)
Cash and cash equivalents, beginning of the period	1,390,644	1,845,077
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,034,410	$710,669

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$1,935
Cash paid during the year for income tax	$10,755	$15,684
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$345,847

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

There is no change on the accounting policies for the three months ended September 30, 2022.

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

4. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), a wholly subsidiary of our Company
Dewu Huang	A legal representative of Shantou Yi Bai Yi Garments Co., Ltd (“YBY”), a wholly-owned subsidiary of our Company
Jinlong Huang	A spouse of legal representative of Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), a wholly owned subsidiary of our Company
Huilin Chen	A legal representative of Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”), a wholly-owned subsidiary of our Company

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of September 30, 2022 and March 31, 2022:

Amount due from related party	September 30, 2022	March 31, 2022
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$36,122	$110,242
	$36,122	$110,242

Related party borrowings	September 30, 2022	March 31, 2022
Zhida Hong (1)	$1,334,995	$3,297,951
Huilin Chen	702	-
Bihua Yang (2)	18,433	31,738
Dewu Huang	1,012,052	212,290
Jinlong Huang	102,945	153,010
	$2,469,127	$3,694,989

(1)	Being interest free loan as financial support from Zhida Hong to daily operation of the Company.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	Being interest free advanced loan as financial support from Dewu Huang for YBY’s daily operation.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5. DEBT SECURITIES HELD-TO-MATURITY

	September 30, 2022	March 31, 2022

Debt securities held-to-maturity	$17,500,000	$-

The Company purchased a note issued by a third-party investment company in August 24, 2022. The principal amount of the note is $17,500,000. The note was renewable with one-year tenor and 2.5% p.a. coupon.

6. INVENTORIES

Inventories consist of the following as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Raw materials	$9,048	$184,498
Work in progress	125,568	1,327
Finished goods	112,719	80,771
Total inventories	$247,335	$266,596

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

8. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Prepayment	18,179	14,046
Deposit	1,233,591	64,653
Receivable of consideration on disposal of subsidiaries	233,162	269,798
Other receivables	3,076,895	226,713
	$4,561,827	$575,210

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Production plant	$65,972	$74,034
Motor vehicles	1,062,472	1,192,296
Office equipment	25,122	28,191
	1,153,566	1,294,521
Less: accumulated depreciation	(468,617)	(458,102)
Plant and equipment, net	$684,949	$836,419

Depreciation expense for the three and six months ended September 30, 2022 and 2021 was $32,948 and $42,008, $68,832 and $71,397, respectively.

10. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2022, the Company has borrowed $134,245 (RMB955,281) (March 31, 2022: $151,090) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

11. INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, and is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong have been made as Yingxi HK had no taxable income for the three and six months ended September 30, 2022 and 2021.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC have been made as YX had no taxable income for the three and six months ended Septermber 30, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2022 and 2021. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States have been made as Addentax Group Corp. had no United States taxable income for the three and six months ended September 30, 2022 and 2021.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	23,170	9,245	47,661	31,663
Temporary differences	(53,206)	(17,388)	(93,771)	(56,847)
Permanent difference	5,587	(1,230)	3,026	248
Changes in valuation allowance	33,910	14,332	53,839	40,620
Income tax expense	$9,461	$4,959	10,755	15,684

(b)	Value Added Tax (“VAT”)

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

12. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Epidemic prevention supplies. Including manufacturing, distribution and trading of epidemic prevention supplies.

(d)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	September 31,		September 31,
Revenues from external customers	2022	2021	2022	2021
Garments manufacturing segment	861	393,391	41,287	2,462,532
Logistics services segment	1,221,658	1,317,360	2,612,540	2,425,402
Property management and subleasing	920,201	1,047,081	1,875,036	2,156,329
Epidemic prevention supplies segment	1,299	-	1,540	-
Total of reportable segments and consolidated revenue	$2,144,019	$2,757,832	$4,530,403	$7,044,263

Intersegment revenue
Garments manufacturing segment	-	-	-	2,415

Income (loss) from operations by segment for the three and six months ended September 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Garments manufacturing segment	(28,088)	1,119	(56,744)	124,748
Logistics services segment	152,381	105,246	272,422	110,109
Property management and subleasing	89,624	(24,120)	123,721	33,091
Epidemic prevention supplies segment	(974)	-	(974)	-
Total of reportable segments	$212,943	$82,245	$338,425	$267,948
Corporate and other	(142,791)	(120,508)	(222,171)	(229,511)
Total consolidated income (loss) from operations	70,152	(38,263)	116,254	38,437

Total assets by segment as at September 30, 2022 and March 31, 2022 are as follows:

Total assets	September 30, 2022	March 31, 2022
Garment manufacturing segment	$1,611,781	$1,784,020
Logistics services segment	2,662,834	2,610,469
Property management and subleasing	6,277,133	7,608,997
Epidemic prevention supplies	43,345	64,885
Total of reportable segments	10,595,093	12,068,371
Corporate and other	21,866,658	1,018,689
Consolidated total assets	$32,461,751	$13,087,060

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Revenues
China	2,144,019	2,757,832	4,530,403	7,044,263
Total	2,144,019	2,757,832	4,530,403	7,044,263

	September 30, 2022	March 31, 2022
Long-Lived Assets
China	5,028,480	7,397,932

13. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Operating lease cost	876,509	975,894	1,821,058	1,910,560
Short-term lease cost	18,971	41,883	39,416	62,785
	$895,480	$1,017,777	$1,860,474	$1,973,345

The following table summarizes supplemental information related to leases:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$895,480	$1,017,777	1,860,474	1,973,345
Right-of-use assets obtained in exchange for new operating leases liabilities	-	167,658	-	345,847
Weighted average remaining lease term - Operating leases (years)	1.3	2.3	1.3	2.3
Weighted average discount rate - Operating leases	4.75%	4.75%	4.75%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending September 30	Lease cost
2023	$3,502,076
2024	963,525

Total lease payments	4,465,601
Less: Interest	(244,208)
Total	$4,221,393

14. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.116 and 6.341 as of September 30, 2022 and March 31, 2022, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.723 and 6.466 for the six months ended September 30, 2022 and 2021, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of September 30, 2022 and March 31, 2022.

Garment manufacturing segment

	September 30, 2022	March 31, 2022
Customer A	89.0%	85.3%
Customer B	10.7%	11.4%
Customer C	0.3%	Nil

The high concentration as of September 30, 2022 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	September 30, 2022	March 31, 2022
Customer A	19.1%	19.1%
Customer B	10.1%	3.9%
Customer C	9.2%	Nil %
Customer D	8.7%	0.1%
Customer E	6.5%	8.2%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as of both September 30, 2022 and March 31, 2022.

Epidemic prevention supplies segment

The accounts receivable of Epidemic prevention supplies segment, as at both September 30, 2022 and March 31, 2022, was from one customer only.

For the three months ended September 30, 2022, no customer provided more than 10% of total revenue of the Company. For the six months ended September 30, 2022, one customer from garment segment provided more than 10% of total revenue of the Company, represented 10.5% of total revenue of the Company for the six months. For the three and six months ended September 30, 2021, one customer from garment segment provided more than 10% of total revenue of the Company, represented 14.0% of total revenue of the Company for the three months and 34.5% for the six months.

Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three months ended September 30, 2022 and 2021.

	Three months ended			Six months ended
	September 30,			September 30,
	2022		2021	2022	2021
Garment manufacturing segment	Nil	%	100.0%	Nil %	99.8%
Logistics services segment	100.0%		100.0%	100.0%	90.4%
Property management and subleasing	100.0%		100.0%	100.0%	100.0%
Epidemic prevention supplies	Nil	%	Nil %	Nil %	Nil %

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2022, the total outstanding borrowings amounted to $134,245 (RMB955,281) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2022 and 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistics services provider based in China. We are listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into four segments: Garment manufacturing, Logistics services, Property management and subleasing, and Epidemic prevention supplies.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2022, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2023.

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

Results of Operations for the three months ended September 30, 2022 and 2021

The following tables summarize our results of operations for the three months ended September 30, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Changes in 2022
	2022		2021		compared to 2021
	(In U.S. dollars, except for percentages)
Revenue	$2,144,019	100.0%	$2,757,832	100%	$(613,813)	(22.3)%
Cost of revenues	(1,578,858)	(73.6)%	(2,287,407)	(82.9)%	708,549	31.0%
Gross profit	565,161	26.4%	470,425	17.1%	94,736	20.1%
Operating expenses	(495,009)	(23.1)%	(508,688)	(18.4)%	13,679	(2.7)%
Income from operations	70,152	3.3%	(38,263)	(1.4)%	108.415	(283.3)%
Other income, net	22,973	1.1%	75,764	2.7%	(52,791)	(69.7)%
Net finance cost	(447)	(0.0)%	(521)	(0.0)%	74	(14.2)%
Income tax expense	(9,461)	(0.4)%	(4,959)	(0.2)%	(4,502)	90.8%
Net income (loss)	$83,217	3.9%	$32,021	1.2%	$51,196	159.9%

Revenue

Total revenue for the three months ended September 30, 2022 decreased by approximately $0.6 million, or 22.3%, as compared with the three months ended September 30, 2021. The decrease was mainly due to a decrease of approximately $0.4 million in garment manufacturing, a decrease of approximately $0.1 million in logistics services business, and a decrease of approximately $0.1 million in property management and subleasing business.

There was nearly no revenue generated from our garment manufacturing business for the three months ended September 30, 2022. The revenue generated from the segment was $0.4 million, or approximately 14.3%, of total revenue for the three months ended September 30, 2021. The decrease of approximately $0.4 million was mainly due to factory facilities renewal and repair, remaining factories cannot provide as much capacity as previously. We estimate the capacity will appear to recover in the third quarter of FY2023.

Revenue generated from our logistics services business contributed approximately $1.2 million, or 57.0%, of our total revenue for the three months ended September 30, 2022. Revenue generated from our logistic business contributed approximately $1.3 million, or 47.8%, of our total revenue for the three months ended September 30, 2021.

Revenue generated from our property management and subleasing business contributed approximately $0.9 million, or 42.9%, of our total revenue for the three months ended September 30, 2022. The revenue from this business segment was $1.0 million, or 38.0%, of our total revenue of this business for the three months ended September 30, 2021.

There was only $1,299 generated from our epidemic prevention supplies business for the three months ended September 30, 2022 because no other orders were obtained in the quarter. The Company accepted sales orders very cautiously to make sure the sales orders can be matched with stable suppliers to secure profitability of each order. There was no revenue generated from this business for the three months ended September 30, 2021.

Cost of revenue

	Three months ended September 30,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$861	100.0%	$393,391	100%	$(392,530)	(99.8)%
Raw materials	-	-%	269,258	68.4%	(263,580)	(100.0)%
Labor	779	90.5%	86,044	21.9%	(85,265)	(99.1)%
Other and Overhead	584	67.8%	6,420	0.5%	(5,836)	(90.9)%
Total cost of revenue for garment manufacturing	1,363	158.3%	361,722	91.9%	(360,359)	(99.6)%
Gross profit (loss) for garment manufacturing	(502)	(58.3)%	31,670	8.1%	(32,171)	(101.6)%

Net revenue for logistics services	1,221,658	100.0%	1,317,360	100.0%	(95,702)	(7.3)%
Fuel, toll and other cost of logistics services	665,401	54.4%	448,355	34.1%	217,046	48.4%
Subcontracting fees	196,105	16.1%	539,417	40.9%	(343,312)	(63.6)%
Total cost of revenue for logistics services	861,506	70.5%	987,772	75.0%	(126,266)	(12.8)%
Gross Profit for logistics services	360,152	29.5%	329,588	25.0%	30,564	9.3%

Net revenue for property management and subleasing	920,201	100.0%	1,047,081	100.0%	(126,880)	(12.1)%
Total cost of revenue for property management and subleasing	713,868	77.6%	937,915	89.6%	(224,047)	(23.9)%
Gross Profit for property management and subleasing	206,333	22.4%	109,165	10.4%	97,168	89.0%

Net revenue for epidemic prevention supplies	$1,299	100.0%	$-		1,299
Merchandise/Finished goods/Raw materials	2,120	163.2%	-		2,120
Total cost of revenue for epidemic prevention supplies	2,120	163.2%	-		2,120
Gross (loss) income for epidemic prevention supplies	(821)	(63.2)%	-		(821)
Total cost of revenue	$1,578,858	73.6%	$2,287,407	82.9%	$(708,549)	(31.0)%
Gross profit	$565,161	26.4%	$470,425	17.1%	$94,736	20.1%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business was nil in the three months ended September 30, 2022, as compared with approximately $0.3 million   in the three months ended September 30, 2021.

Labor costs for our garment manufacturing business was approximately 90.5% of our total garment manufacturing business revenue in the three months ended September 30, 2022, as compared with approximately 21.9% in the three months ended September 30, 2021. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for approximately 67.8%   of our total garment business revenue for the three months ended September 30, 2022, compared with approximately 0.5% of total garment business revenue for the three months ended September 30, 2021.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 26.7% and 35.6% of total cost of revenues for our service segment for the three months ended September 30, 2022 and 2021, respectively. The decrease was mainly due to our usage of our own logistics more than the subcontractors during the COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended September 30, 2022 were approximately $0.7 million as compared with $0.4 million for the three months ended September 30, 2021. Fuel, toll and other costs for our service business accounted for approximately 54.4% of our total service revenue for the three months ended September 30, 2022, as compared with approximately 34.1% for the three months ended September 30, 2021. The increase was primarily attributable to a decrease in the use of subcontractors under the COVID-19 epidemic circumstance.

Subcontracting fees for our service business for the three months ended September 30, 2022 decreased significantly by approximately 63.6% to approximately $0.2 million from $0.5 million for the three months ended September 30, 2021. Subcontracting fees accounted for approximately 16.1% and 40.9% of our total service business revenue in the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the Company used less subcontractors under the COVID-19 epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production segments. The cost of revenue was predominately the cost of merchandise and cost of our own products.

Gross profit

Garment manufacturing business gross loss for the three months ended September 30, 2022 was approximately $502, as compared with a gross profit of approximately $31,670 for the three months ended September 30, 2021. Gross loss accounted for -58.3% of our total Garment manufacturing business revenue for the three months ended September 30, 2022, as compared with a gross profit of 8.1% for the three months ended September 30, 2021.

Gross profit in our logistics services business for the three months ended September 30, 2022 was approximately $0.4 million and gross margin was 29.5%. Gross profit in our logistics services business for the three months ended September 30, 2021 was approximately $0.3 million and gross margin was 25.0%. The increase of gross profit margin was mainly attributable to a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the three months ended September 30, 2022 was approximately $0.2 million, or 22.4% of our total property management and subleasing business revenue. It was approximately $0.1 million, or 10.4% for the three months ended September 30, 2021.

	Three months ended September 30,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Gross profit	$565,161	100%	$470,425	100%	94,736	20.1%
Operating expenses:
Selling expenses	(30,002)	(5.3)%	(45,802)	(9.7)%	15,800	34.5%
General and administrative expenses	(465,007)	(82.3)%	(462,886)	(98.4)%	(2,121)	(0.5)%
Total	$(495,009)	(87.6)%	$(508,688)	(108.1)%	13,679	2.7%
Income from operations	$70,152	12.4%	$(38,263)	(8.1)%	108,415	283.3%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was approximately $0.03 million and $0.07 million for the three months ended September 30, 2022 and 2021, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our Garment manufacturing business segment for the three months ended September 30, 2022 and 2021 was both approximately $0.03 million. Our general and administrative expenses in our logistics services segment, for the three months ended September 30, 2022 and 2021 was both approximately $0.2 million. The general and administrative expenses in our property management and subleasing business remained stable at approximately $0.09 million for the three months ended September 30, 2022 and 2021. Our general and administrative expenses in our epidemic prevention supplies segment was both nil for the three months ended September 30, 2022 and 2021, respectively. Our general and administrative expenses in our corporate office for the three months ended September 30, 2022 and 2021 remained stable at approximately $0.1 million. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended September 30, 2022 increased by approximately 0.5% to approximately $0.47 million from $0.46 million for the three months ended September 30, 2021.

Income (Loss) from operations

Income (loss) from operations for the three months ended September 30, 2022 and 2021 was approximately $0.07 million and ($0.04) million, respectively. (Loss) Income from operations of approximately ($28,088) and $1,119    was attributed from our garment manufacturing segment for the three months ended September 30, 2022 and 2021, respectively. Income from operations of approximately $0.15 million and $0.1 million was attributed from our logistics services segment for the three months ended September 30, 2022 and 2021, respectively. Income from operations of approximately $0.09 million and $0.02 million was attributed from our property management and subleasing business for the three months ended September 30, 2022 and 2021, respectively. There was a loss of approximately $974 and nil from operations attributed from our epidemic prevention supplies segment for the three months ended September 30, 2022 and 2021, respectively. We incurred a loss from operations in corporate office of approximately $0.1 million and $0.1 million for both the three months ended September 30, 2022 and 2021. The loss from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2022 and 2021 was approximately $0.009 million and $0.005 million, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, and is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong have been made as Yingxi HK had no taxable income for the three months ended September 30, 2022 and 2021.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (“EIT”) rate is 25%. No provision for income taxes in the PRC have been made as QYTG and YX had no taxable income for the three months ended September 30, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2022. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States have been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2022 and 2021.

Net Income (Loss)

We incurred net income of approximately $0.08 million and $0.03 million for the three months ended September 30, 2022 and 2021, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations for the six months ended September 30, 2022 and 2021

The following tables summarize our results of operations for the six months ended September 30, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six months Ended September 30,				Changes in 2022
	2022		2021		compared to 2021
	(In U.S. dollars, except for percentages)
Revenue	$4,530,403	100.0%	$7,044,263	100.0%	$(2,513,860)	(35.7)%
Cost of revenues	(3,508,558)	(77.4)%	(5,990,433)	(85.0)%	2,481,875	41.4%
Gross profit	1,021,845	22.6%	1,053,830	15.0%	(31,985)	(3.0)%
Operating expenses	(905,591)	(20.0)%	(1,015,393)	(14.4)%	109,802	10.8%
Income from operations	116,254	2.6%	38,437	0.6%	77,817	(202.5)%
Other income, net	74,056	1.6%	89,001	1.3%	(14,945)	(16.8)%
Net finance cost	333	(0.0)%	(786)	(0.0)%	1,119	142.4%
Income tax expense	(10,755)	(0.2)%	(15,684)	(0.2)%	4,929	31.4%
Net income	$179,888	4.0%	$110,968	1.6%	$68,920	62.1%

Revenue

Total revenue for the six months ended September 30, 2022 decreased by approximately $2.5 million, or 35.7%, as compared with the six months ended September 30, 2021. The decrease was mainly due to the significant decrease of Garment Manufacturing Business.

Losses generated from our garment manufacturing business contributed approximately $0.04 million (0.9%) and $2.5 million (35.0%) of total losses for the six months ended September 30, 2022 and 2021, respectively. The decrease mainly due to factory facilities renewal and repair, remaining factories cannot provide as much capacity as previously. We estimate the capacity will appear to recover in the third quarter of FY2023.

Revenue generated from our logistics services business contributed approximately $2.6 million, or 57.7%, of our total revenue for the six months ended September 30, 2022. Revenue generated from our logistic business contributed approximately $2.4 million, or 34.4%, of our total revenue for the six months ended September 30, 2021. The increase of $0.2 million was due to XKJ’s sales were $0.3 million higher than the six months ended September 30, 2021.

Revenue generated from our property management and subleasing business contributed approximately $1.9 million, or 41.4%, of our total revenue for the six months ended September 30, 2022. Revenue generated from our property management and subleasing business contributed approximately $2.2 million, or 30.6%, of our total revenue for the six months ended September 30, 2021.

There was only a minor sale of $1,540 of epidemic prevention supplies products for the six months ended September 30, 2022. There was no revenue generated from our epidemic prevention supplies business for the six months ended September 30, 2021 because no profitable orders were obtained in the quarter. The Company accepted sales orders very cautiously to ensure the sales orders can be matched with stable suppliers to secure profitability of each order.

Cost of revenue

	Six months ended September 30,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$41,287	100.0%	$2,462,532	100.0%	$(2,421,245)	(98.3)%
Raw materials	27,551	66.7%	1,710,591	69.5%	(1,683,040)	(98.4)%
Labor	9,268	22.4%	529,335	21.5%	(520,067)	(98.2)%
Other and Overhead	1,619	3.9%	16,818	0.7%	(15,199)	(90.4)%
Total cost of revenue for garment manufacturing	38,438	93.1%	2,256,744	91.6%	(2,218,306)	(98.3)%
Gross profit for garment manufacturing	2,849	6.9%	205,789	8.4%	(202,940)	(98.6)%

Net revenue for logistics services	2,612,540	100.0%	2,425,402	100.0%	187,138	7.7%
Fuel, toll and other cost of logistics services	1,267,987	48.5%	841,505	34.7%	426,482	50.7%
Subcontracting fees	637,301	24.4%	1,026,138	42.3%	(388,837)	(37.9)%
Total cost of revenue for logistics services	1,905,288	72.9%	1,867,643	77.0%	37,645	2.0%
Gross Profit for logistics services	707,253	27.1%	557,758	23.0%	149,495	26.8%

Net revenue for property management and subleasing	1,875,036	100.0%	2,156,329	100.0	(281,293)	(13.0)%
Total cost of revenue for property management and subleasing	1,562,318	83.3%	1,864,557	86.5	(302,239)	(16.2)%
Gross Profit for property management and subleasing	312,718	16.7%	291,771	13.5	20,947	7.2%

Net revenue for epidemic prevention supplies	$1,540	100.0%	$-	%	1,540
Merchandise/Finished goods/Raw materials	2,514	163.2%	-	%	2,514
Total cost of revenue for epidemic prevention supplies	2,514	163.2%	-	%	2,514
Gross loss for epidemic prevention supplies	(974)	(63.2)%	-	%	(974)
Total cost of revenue	$3,508,558	77.6%	$5,990,433	85.0%	$(2,481,875)	(41.4)%
Gross profit	$1,021,845	22.4%	$1,053,830	15.0%	$(31,985)	(3.0)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately66.7% of our total garment manufacturing business revenue in the six months ended September 30, 2022, as compared with 69.5% in the six months ended September 30, 2021. The decrease was mainly due to the decrease of the average purchase cost of the raw materials.

Labor costs for our garment manufacturing business were approximately 22.4% of our total garment manufacturing business revenue in the six months ended September 30, 2022, as compared with 21.5% in the six months ended September 30, 2021. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for approximately 3.9% of our total garment business revenue for the six months ended September 30, 2022, as compared with 0.7% of total garment business revenue for the six months ended September 30, 2021.

For our logistic business, we outsourced some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest subcontractor represented approximately 24.4% and 18.8% of total cost of revenues for our service segment for the six months ended September 30, 2022 and 2021, respectively. The percentage decreased due to the usage of our own logistics more than usage of the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the six months ended September 30, 2022 were approximately $1.3 million compared with $0.8 million for the six months ended September 30, 2021. Fuel, toll and other costs for our service business accounted for approximately 48.5% of our total service revenue for the six months ended September 30, 2022, as compared with 34.7% for the six months ended September 30, 2021. The increase was primarily attributable to decrease of use of subcontractors under the epidemic circumstance.

Subcontracting fees for our service business for the six months ended September 30, 2022 decreased approximately 37.9% to approximately $0.6 million from $1.0 million for the six months ended September 30, 2021. Subcontracting fees accounted for approximately 24.4% and 42.3% of our total service business revenue in the six months ended September 30, 2022 and 2021, respectively. This decrease was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

For epidemic prevention supplies business, we have trading and own production. The cost of revenue included cost of merchandise and cost of our own products.

Gross profit

Garment manufacturing business generated a gross profit of approximately $2,849 for the six months ended September 30, 2022. There was approximately $0.2 million gross profit for the six months ended September 30, 2021. Gross profit accounted for 6.9% of our total Garment manufacturing business revenue   for the six months ended September 30, 2022, as compared with a gross profit of 8.4% for the six months ended September 30, 2021.

Gross profit in our logistics services business for the six months ended September 30, 2022 was approximately $0.7 million and gross margin was 27.1%. Gross profit in our logistics services business for the six months ended September 30, 2021 was approximately $0.6 million and gross margin was 23.0%. The increase of gross profit ratio was mainly attributable to a decrease of subcontracting fees under the COVID-19 epidemic circumstances and a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the six months ended September 30, 2022 and 2021was both approximately $0.3 million. It accounted for approximately 16.7% and 13.5% of our total property management and subleasing business revenue for the six months ended September 30, 2022 and 2021, respectively.

	Six months ended September 30,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Gross profit	$1,021,845	100%	$1,053,830	100%	(31,985)	(3.0)%
Operating expenses:
Selling expenses	(35,644)	(3.5)%	(92,192)	(8.7)%	56,548	61.3%
General and administrative expenses	(869,947)	(85.7)%	(923,201)	(87.6)%	53,254	5.8%
Total	$(905,591)	(89.2)%	$(1,015,393)	(96.4)%	109,802	10.8%
Income from operations	$116,254	10.8%	$38,437	3.6%	77,817	202.5%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the six months ended September 30, 2022 and 2021 was nil and approximately $0.001   million, respectively. Our selling expenses in our logistics services segment was nil for the six months ended September 30, 2022 and 2021, respectively. Selling expenses in our property management and subleasing business was $0.04 million and $0.09 million for the six months ended September 30, 2022 and 2021, respectively. Selling expenses in our epidemic prevention supplies segment was nil for both the six months ended September 30, 2021 and 2020. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the six months ended September 30, 2022 decreased approximately 61.3% to $0.04 million from $0.09 million for the six months ended September 30, 2021.

Our general and administrative expenses in our Garment manufacturing business segment was approximately $0.06 million and $0.08 million for the six months ended September 30, 2022 and 2021, respectively. Our general and administrative expenses in our logistics services segment, for the six months ended September 30, 2022 and 2021 was both approximately $0.4 million. The general and administrative expenses in our property management and subleasing business was approximately $0.2 million for both the six months ended September 30, 2022 and 2021. Our general and administrative expenses in our epidemic prevention supplies segment was nil for both the six months ended September 30, 2022 and 2021. Our general and administrative expenses in our corporate office for the six months ended September 30, 2022 and 2021 was both approximately $0.2 million. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2022 was nearly the same as that for the six months ended September 30, 2021.

Income (loss) from operations

Income from operations was approximately $0.1 million and $0.04 million for the six months ended September 30, 2022 and 2021, respectively. Loss from operations of approximately $0.06 million was attributed from our garment manufacturing segment for the six months ended September 30, 2022. Income from operations of approximately $0.1 million was attributed from our garment manufacturing segment for the six months ended September 30, 2021. Income from operations of approximately $0.3 million and $0.1 million was attributed from our logistics services segment for the six months ended September 30, 2022 and 2021, respectively. Our property management and subleasing business segment generated approximately $0.1 million income from operations and approximately $0.03 million loss from operations for the six months ended September 30, 2022 and 2021, respectively. Loss from operations of $974    and nil was attributed from our epidemic prevention supplies segment for the six months ended September 30, 2022 and 2021, respectively. We incurred a loss from operations in corporate office of approximately $0.2 million for both the six months ended September 30, 2022 and 2021. The loss from our corporate office was mainly due to an increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2022 and 2021 was approximately $10,755 and $15,684, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, and is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong have been made as Yingxi HK had no taxable income for the six months ended September 30, 2022 and 2021.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC have been made as QYTG and YX had no taxable income for the six months ended September 30, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2022. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States have been made as Addentax aGroup Corp. had no United States taxable income for the six months ended September 30, 2022 and 2021.

Net Income (Loss)

We incurred a net income of approximately $0.2 million and $0.1 million for the six months ended September 30, 2022 and 2021, respectively. Our basic and diluted earnings per share were $0.01 and $0.00 for the six months ended September 30, 2022 and 2021, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2022 and 2021 is as follow:

	Six months ended September 30,
	2022	2021
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(1,526,530)	$150,482
Net cash used in investing activities	$(17,500,000)	$(142,922)
Net cash provided by (used in) financing activities	$19,649,438	$(1,138,547)

Net cash provided by operating activities in the six months ended September 30, 2022 was approximately $1.7 million less than that of the six months ended September 30, 2021. The decrease mainly because the movement of operating assets and liabilities of the six months ended September 30, 2022 resulted in cash outflow of approximately $1.9 million, while the movement of operating assets and liabilities of the six months ended September 30, 2021 resulted in cash inflow of approximately $0.5 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the six months ended September 30, 2022 was approximately $17.5 million, approximately $17.4 million more than that of the six months ended September 30, 2021. The increase was mainly because there was a purchase of debt securities in the six months ended September 30, 2022.

Net cash provided by financing activities for the six months ended September 30, 2022 was approximately $20.8 million more than the six months ended September 30, 2021. The increase was mainly because the Company received approximately $20.2 million proceeds from its public offering, and the net cash repayment of related party borrowings in current period was approximately $1.1 million less than that of the six months ended September 30, 2021.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, we had cash on hand of approximately $2.0 million, total current assets of approximately $27.4 million and current liabilities of approximately $8.6 million. We presently finance our operations by using the cash flows from revenue, fund raising from IPO proceedings and capital contributions from the CEO. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2022, the market foreign exchange rate was RMB 7.116 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the six months ended September 30, 2022 and 2021 was approximately $0.2 million and $(0.03) million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addentax Group Corp.

Date: November 14, 2022	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

