Form 10-Q
period 2022-12-31
ADDENTAX GROUP CORP.
filed 2023-02-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 14, 2023, there were 35,454,670 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the nine months ended December 31, 2022 and 2021

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	December 31, 2022	March 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,588,385	$1,390,644
Accounts receivables, net	2,090,372	2,164,970
Debt securities held-to-maturity	17,500,000	-
Inventories	254,692	266,596
Prepayments and other receivables	4,791,716	575,210
Advances to suppliers	1,054,827	1,181,466
Amount due from related party	-	110,242
Total current assets	27,279,992	5,689,128

NON-CURRENT ASSETS
Plant and equipment, net	675,402	836,419
Long-term prepayments	73,504	31,496
Operating lease right of use asset	3,548,168	6,530,017
Total non-current assets	4,297,074	7,397,932
TOTAL ASSETS	$31,577,066	$13,087,060

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$138,265	$151,090
Accounts payable	159,414	1,334,483
Amount due to related parties	2,057,822	3,694,989
Advances from customers	5,291	2,375
Accrued expenses and other payables	2,760,150	1,445,473
Operating lease liability current portion	3,383,626	3,763,931
Total current liabilities	8,504,568	10,392,341

NON-CURRENT LIABILITIES
Operating lease liability	164,542	2,766,086
TOTAL LIABILITIES	$8,669,110	$13,158,427

EQUITY (deficit)
Common stock ($0.001 par value, 50,000,000 shares authorized, 31,693,004 shares and 26,693,004 shares issued and outstanding at December 31 and March 31, 2022, respectively)	$31,693	$26,693
Additional paid-in capital	29,532,326	6,815,333
Accumulated Deficit	(6,673,191)	(6,756,230)
Statutory reserve	28,452	13,821
Accumulated other comprehensive loss	(11,324)	(170,984)
Total equity (deficit)	22,907,956	(71,367)
TOTAL LIABILITIES AND EQUITY	$31,577,066	$13,087,060

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

REVENUES	$2,122,242	$2,791,470	$6,652,645	$9,835,733

COST OF REVENUES	(1,514,780)	(2,323,716)	(5,023,338)	(8,314,149)

GROSS PROFIT	607,462	467,754	1,629,307	1,521,584

OPERATING EXPENSES
Selling and marketing	(24,511)	(43,118)	(60,155)	(135,310)
General and administrative	(675,918)	(452,312)	(1,545,865)	(1,375,513)
Total operating expenses	(700,429)	(495,430)	(1,606,020)	(1,510,823)

(LOSS) INCOME FROM OPERATIONS	(92,967)	(27,676)	23,287	10,761

Interest income	1,687	72	6,687	2,135
Interest expenses	(1,986)	(2,526)	(6,653)	(5,375)
Other income, net	19,232	43,958	93,288	132,959

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(74,034)	13,828	116,609	140,480
INCOME TAX EXPENSE	(8,184)	(2,209)	(18,939)	(17,893)

NET (LOSS) INCOME	(82,218)	11,619	97,670	122,587
Foreign currency translation gain (loss)	(43,032)	(28,755)	159,660	(62,897)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(125,250)	$(17,136)	$257,330	$59,690

EARNINGS PER SHARE
Basic and diluted	(0.00)	(0.00)	0.00	0.00
Weighted average number of shares outstanding – Basic and diluted	28,377,936	26,556,566	28,377,936	26,556,566

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT SEPTEMBER 30, 2021	26,693,004	$26,093	$6,815,333	$(6,723,260)	$13,821	$(137,259)	$(4,672)
Foreign currency translation	-	-	-	-	-	(28,755)	(28,755)
Net income for the period	-	-	-	11,619	-	-	11,619
BALANCE AT DECEMBER 31, 2021	26,693,004	$26,693	$6,815,333	$(6,711,641)	$13,821	$(166,014)	$(21,808)

BALANCE AT SEPTEMBER 30, 2022	31,693,004	$31,693	$29,532,326	$(6,576,342)	$13,821	$31,708	$23,033,206
Appropriation to Statutory Reserves	-	-	-	(14,631)	14,631	-	-
Foreign currency translation	-	-	-	-	-	(43,032)	(43,032)
Net loss for the period	-	-	-	(82,218)	-	-	(82,218)
BALANCE AT DECEMBER 31, 2022	31,693,004	$31,693	$29,532,326	$(6,673,191)	$28,452	$(11,324)	$22,907,956

BALANCE AT MARCH 31, 2021	26,693,004	$26,093	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)
Foreign currency translation	-	-	-	-	-	(62,897)	(62,897)
Net income for the period	-	-	-	122,587	-	-	122,587
BALANCE AT DECEMBER 31, 2021	26,693,004	$26,693	$6,815,333	$(6,711,641)	$13,821	$(166,014)	$(21,808)

BALANCE AT MARCH 31, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)
Paid in capital	5,000,000	5,000	22,716,993	-	-	-	22,721,993
Appropriation to Statutory Reserves	-	-	-	(14,631)	14,631	-	-
Foreign currency translation	-	-	-	-	-	159,660	159,660
Net income for the period	-	-	-	97,670	-	-	97,670
BALANCE AT DECEMBER 31, 2022	31,693,004	$31,693	$29,532,326	$(6,673,191)	$28,452	$(11,324)	$22,907,956

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,670	$122,587
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	264,876	115,561
Changes in operating assets and liabilities
Accounts receivable	74,598	3,038,527
Inventories	11,904	(27,762)
Advances to suppliers	126,639	(1,166,916)
Other receivables	(1,789,539)	73,540
Accounts payables	(1,309,228)	(1,899,642)
Accrued expenses and other payables	992,046	96,276
Advances from customers	2,916	31,654
Net cash (used in) provided by operating activities	$(1,528,118)	$383,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment and other assets	-	(176,268)
Purchase of debt securities	(17,500,000)	-
Net cash used in investing activities	$(17,500,000)	$(176,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares	20,221,993	-
Proceeds from related party borrowings	2,376,221	3,797,473
Repayment of related party borrowings	(3,356,829)	(5,341,046)
Repayment of bank borrowings	(408)	-
Net cash provided by (used in) financing activities	$19,240,977	$(1,543,573)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	212,859	(1,336,016)
Effect of exchange rate changes on cash and cash equivalents	(15,118)	(2,719)
Cash and cash equivalents, beginning of the period	1,390,644	1,845,077
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,588,385	$506,342

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income tax	$18,939	$17,893
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$342,457

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACQUISITIONS

ATXG and its subsidiaries (the “Company”) are engaged in the business of garments manufacturing, providing logistic services and property leasing and management service in the People’s Republic of China (“PRC” or “China”).

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

There is no change on the accounting policies for the three months ended December 31, 2022.

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

4. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), a wholly subsidiary of our Company
Dewu Huang	A legal representative of Shantou Yi Bai Yi Garments Co., Ltd (“YBY”), a wholly-owned subsidiary of our Company
Jinlong Huang	A spouse of legal representative of Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), a wholly owned subsidiary of our Company
Huilin Chen	A legal representative of Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”), a wholly-owned subsidiary of our Company

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of December 31, 2022 and March 31, 2022:

Amount due from related party	December 31, 2022	March 31, 2022
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$-	$110,242
	$-	$110,242

Related party borrowings	December 31, 2022	March 31, 2022
Zhida Hong (1)	$903,398	$3,297,951
Hongye Financial Consulting (Shenzhen) Co., Ltd.	4,909	-
Huilin Chen	724	-
Bihua Yang (2)	-	31,738
Dewu Huang	1,057,309	212,290
Jinlong Huang	91,482	153,010
	$2,057,822	$3,694,989

(1)	Being interest free loan as financial support from Zhida Hong to daily operation of the Company.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	Being interest free advanced loan as financial support from Dewu Huang for YBY’s daily operation.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5. DEBT SECURITIES HELD-TO-MATURITY

	December 31, 2022	March 31, 2022

Debt securities held-to-maturity	$17,500,000	$-

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note was renewable with one-year tenor and 2.5% p.a. coupon.

6. INVENTORIES

Inventories consist of the following as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Raw materials	$9,319	$184,498
Work in progress	129,328	1,327
Finished goods	116,045	80,771
Total inventories	$254,692	$266,596

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

8. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Prepayment	18,412	14,046
Deposit	1,349,669	64,653
Receivable of consideration on disposal of subsidiaries	242,139	269,798
Other receivables	3,181,496	226,713
	$4,791,716	$575,210

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Production plant	$67,948	$74,034
Motor vehicles	1,094,285	1,192,296
Office equipment	25,874	28,191
	1,188,107	1,294,521
Less: accumulated depreciation	(512,704)	(458,102)
Plant and equipment, net	$675,402	$836,419

Depreciation expense for the three and nine months ended December 31, 2022 and 2021 was $33,817 and $44,164, $102,649 and $115,561, respectively.

10. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2022, the Company has borrowed $138,265 (RMB955,281) (March 31, 2022: $151,090) under this line of credit with various annual interest rates from 4.84% to 4.9%. The outstanding loan balance was due on December 31, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

11. INCOME TAXES

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, and is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong have been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2022 and 2021.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC have been made as YX had no taxable income for the three and nine months ended December 31, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2022 and 2021. The preferential tax rate will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States have been made as Addentax Group Corp. had no United States taxable income for the three and nine months ended December 31, 2022 and 2021.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	(18,509)	3,457	29,152	35,120
Temporary differences	(54,616)	(30,951)	(148,387)	(87,797)
Permanent difference	9,933	1,444	13,278	1,691
Changes in valuation allowance	71,376	28,259	124,896	68,879
Income tax expense	$8,184	$2,209	18,939	17,893

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, YBY, OTX, ZHJ and YS enjoyed preferential VAT rate of 13%. The Companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

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

12. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

The Company used to have an operating segment named “Epidemic prevention supplies”, which included manufacturing, distribution and trading of epidemic prevention supplies. As the COVID-19 pandemic is getting better, the Company ceased to operate in the Epidemic prevention supplies business at the beginning of the quarter. The remaining assets of the segment was reclassified into the “Corporate and others” segment. The corresponding items of segment information for the earlier periods was restated to reflect the change of the new segment structure.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Revenues from external customers	2022	2021	2022	2021
Garments manufacturing segment	100,723	25,641	142,010	2,488,173
Logistics services segment	1,213,530	1,719,202	3,826,070	4,144,604
Property management and subleasing	796,343	1,046,627	2,671,379	3,202,956
Total of reportable segments	2,110,596	2,791,470	6,639,459	9,835,733
Corporate and other	11,646	-	13,186	-
Total consolidated revenue	$2,122,242	$2,791,470	$6,652,645	$9,835,733

Intersegment revenue
Garments manufacturing segment	-	-	-	-

Income (loss) from operations by segment for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Garments manufacturing segment	7,745	(28,473)	(48,999)	96,275
Logistics services segment	91,147	100,769	363,569	210,878
Property management and subleasing	131,213	14,844)	254,934	47,935
Total of reportable segments	$230,105	$87,140	$569,504	$355,088
Corporate and other	(323,072)	(114,816)	(546,217)	(344,327)
Total consolidated income (loss) from operations	(92,967)	(27,676)	23,287	10,761

Total assets by segment as of December 31, 2022 and March 31, 2022 are as follows:

Total assets	December 31, 2022	March 31, 2022
Garment manufacturing segment	$1,735,455	$1,784,020
Logistics services segment	2,903,654	2,610,469
Property management and subleasing	5,899,871	7,608,997
Total of reportable segments	10,538,980	12,003,486
Corporate and other	21,038,086	1,083,574
Consolidated total assets	$31,577,066	$13,087,060

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Revenues
China	2,122,242	2,791,470	6,652,645	9,835,733
Total	2,122,242	2,791,470	6,652,645	9,835,733

	December 31, 2022	March 31, 2022
Long-Lived Assets
China	4,297,074	7,397,932

13. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2022, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Operating lease cost	902,455	968,170	2,723,514	2,878,730
Short-term lease cost	19,540	20,955	58,955	62,799
	$921,995	$989,125	$2,782,469	$2,941,529

The following table summarizes supplemental information related to leases:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$921,995	$989,170	2,782,469	2,941,529
Right-of-use assets obtained in exchange for new operating leases liabilities	159,758	(3,390)	(332,682)	342,457
Weighted average remaining lease term - Operating leases (years)	1.1	2.0	1.1	2.0
Weighted average discount rate - Operating leases	4.75%	4.75%	4.75%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending December 31	Lease cost
2023	$3,544,349
2024	115,966
2025	67,647
Total lease payments	3,727,962
Less: Interest	(179,794)
Total	$3,548,168

14. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 6.909 and 6.341 as of December 31, 2022 and March 31, 2022, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.852 and 6.466 for the nine months ended December 31, 2022 and 2021, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of December 31, 2022 and March 31, 2022.

Garment manufacturing segment

	December 31, 2022	March 31, 2022
Customer A	82.0%	85.3%
Customer B	9.8%	11.4%
Customer C	7.8%	Nil
Customer D	0.4%	Nil

The high concentration as of December 31, 2022 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	December 31, 2022	March 31, 2022
Customer A	20.1%	19.1%
Customer B	7.7%	3.9%
Customer C	6.0%	Nil %
Customer D	5.5%	8.2%
Customer E	4.6%	1.1%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as of both December 31, 2022 and March 31, 2022.

For the three months ended December 31, 2022, one customer from logistics services segment provided more than 10% of total revenue of the Company, represented 11.8% of total revenue of the Company for the three months. For the nine months ended December 31, 2022, one customer from logistics services segment provided more than 10% of total revenue of the Company, represented 10.8% of total revenue of the Company for the nine months. For the three months ended December 31, 2021, no customer provided more than 10% of total revenue of the Company. For nine months ended December 31, 2021, one customer from garment segment provided more than 10% of total revenue of the Company, represented 24.8% of total revenue for the nine months.

Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three and nine months ended December 31, 2022 and 2021.

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Garment manufacturing segment	Nil %	100.0%	Nil %	99.8%
Logistics services segment	100.0%	100.0%	100.0%	92.2%
Property management and subleasing	100.0%	100.0%	100.0%	100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2022, the total outstanding borrowings amounted to $138,265 (RMB955,281) with various interest rate from 4.84% to 6.96% p.a. (Note 10)

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

15. SUBSEQUENT EVENTS

On January 4, 2023, Addentax Group Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with certain accredited investors (the “Purchasers”), pursuant to which the Company received a net proceed of $15,000,000 in consideration of the issuance of:

● senior secured convertible notes in the aggregate original principal amount of $16,666,666.66 (the “Convertible Notes”);

● warrants to purchase up to 16,077,172 shares of common stock of the Company (the “Common Stock”) until on or prior to 11:59 p.m. (New York time) on the five year anniversary of the closing date at an exercise price of $1.25 per share.

The transactions contemplated under the Securities Purchase Agreement closed on January 4, 2023. The Company intends to use the proceeds from the issuance of the Convertible Notes and the PIPE Warrants for general corporate purposes.

The Convertible Notes bear interest at an interest rate of 5% per annum payable on each installment date commencing on the original date of issuance.

On January 10, 2023, the Company entered into an amendment (the “Amendment”, and the Original Purchase Agreement, as amended, the “Purchase Agreement”) to the Original Purchase Agreement with each Investor in accordance with the terms of the Original Purchase Agreement. Under the Amendment, the original increase in the authorized shares of the Company from 50,000,000 to 150,000,000 was increased to 250,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2022 and 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a garment manufacturer and logistics services provider based in China. We are listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three segments: Garment manufacturing, Logistics services, and Property management and subleasing. We used to have an operating segment named “Epidemic prevention supplies”, which included manufacturing, distribution and trading of epidemic prevention supplies. As the COVID-19 pandemic is getting better, the Company ceased to operate in the Epidemic prevention supplies business at the beginning of the quarter.

Our garment manufacturing business consists of sales made principally to wholesaler located in the People’s Republic of China (“PRC”). We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high-quality control standards and timely delivery requirement for our customers. We conduct our garment manufacturing operations through three wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), and Shantou Yi Bai Yi Garments Co., Ltd (“YBY”) which are located in the Guangdong province, China.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2022, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year end of 2023.

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

Results of Operations for the three months ended December 31, 2022 and 2021

The following tables summarize our results of operations for the three months ended December 31, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Changes in 2022
	2022		2021		compared to 2021
	(In U.S. dollars, except for percentages)
Revenue	$2,122,242	100.0%	$2,791,470	100%	$(669,228)	(24.0)%
Cost of revenues	(1,514,780)	(71.4)%	(2,323,716)	(83.2)%	808,936	34.8%
Gross profit	607,462	28.6%	467,754	16.8%	139,708	29.9%
Operating expenses	(700,429)	(33.0)%	(495,430)	(17.8)%	(204,999)	(41.4)%
(Loss) income from operations	(92,967)	(4.4)%	(27,676)	(1.0)%	(65,291)	(235.9)%
Other income, net	19,232	0.9%	43,958	1.6%	(24,726)	(56.2)%
Net finance cost	(299)	(0.0)%	(2,454)	(0.1)%	2,155	14.2%
Income tax expense	(8,184)	(0.4)%	(2,209)	(0.1)%	(5,975)	(270.5)%
Net (loss) income	$(82,218)	(3.9)%	$11,619	0.4%	$(93,837)	(807.6)%

Revenue

Total revenue for the three months ended December 31, 2022 decreased by approximately $0.7 million, or 24.0%, as compared with the three months ended December 31, 2021. The decrease was mainly due to an increase of approximately $0.1 million in garment manufacturing, a decrease of approximately $0.5 million in logistics services business, and a decrease of approximately $0.3 million in property management and subleasing business.

The revenue generated from our garment manufacturing business was $0.1 million, or approximately 4.7%, of total revenue for the three months ended December 31, 2022. The revenue generated from the segment was $0.03 million, or approximately 0.9%, of total revenue for the three months ended December 31, 2021. The low revenue was mainly due to factory facilities renewals and repairs, and the remaining factories cannot provide as much capacity as previously. We estimate the manufacturing capacity will recover at end of the fiscal year 2023.

Revenue generated from our logistics services business contributed approximately $1.2 million, or 57.2%, of our total revenue for the three months ended December 31, 2022. Revenue generated from our logistic business contributed approximately $1.7 million, or 61.6%, of our total revenue for the three months ended December 31, 2021.

Revenue generated from our property management and subleasing business contributed approximately $0.8 million, or 37.5%, of our total revenue for the three months ended December 31, 2022. The revenue from this business segment was $1.0 million, or 37.5%, of our total revenue of this business for the three months ended December 31, 2021.

Cost of revenue

	Three months ended December 31,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$100,723	100.0%	$25,641	100%	$75,082	292.8%
Raw materials	771	0.8%	8,829	34.4%	(8,058)	(91.3)%
Labor	64,108	63.7%	12,783	49.9%	51,325	401.5%
Other and Overhead	2,761	2.7%	6,306	24.6%	(3,545)	(56.2)%
Total cost of revenue for garment manufacturing	67,640	67.2%	27,918	108.9%	39,722	142.3%
Gross profit (loss) for garment manufacturing	33,083	32.8%	(2,277)	(8.9)%	35,360	1,552.9%

Net revenue for logistics services	1,213,530	100.0%	1,719,202	100.0%	(505,672)	(29.4)%
Fuel, toll and other cost of logistics services	648,971	53.5%	568,726	33.1%	80,245	14.1%
Subcontracting fees	253,359	20.9%	842,510	49.0%	(589,151)	(69.9)%
Total cost of revenue for logistics services	902,330	74.4%	1,411,236	82.1%	(508,906)	(36.1)%
Gross Profit for logistics services	311,200	25.6%	307,967	17.9%	3,233	1.0%

Net revenue for property management and subleasing	796,343	100.0%	1,046,627	100.0%	(250,284)	(23.9)%
Total cost of revenue for property management and subleasing	536,732	67.4%	884,556	84.5%	(347,824)	(39.3)%
Gross Profit for property management and subleasing	259,611	32.6%	162,071	15.5%	97,540	60.2%

Net revenue for corporate and others	$11,646	100.0%	$-		11,646
Merchandise/Finished goods/Raw materials	8,078	69.4%	6		8,072
Total cost of revenue for corporate and others	8,078	69.4%	6		8,072
Gross income (loss) for corporate and others	3,568	30.6%	(6)		3,574
Total cost of revenue	$1,514,780	71.4%	$2,323,716	83.2%	$(808,936)	(34.8)%
Gross profit	$607,462	28.6%	$467,754	16.8%	$139,708	29.9%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business was $771 in the three months ended December 31, 2022, as compared with $8,829 in the three months ended December 31, 2021.

Labor costs for our garment manufacturing business was $64,108, approximately 63.7% of our total garment manufacturing business revenue in the three months ended December 31, 2022, as compared with $12,783, approximately 49.9% in the three months ended December 31, 2021. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for $2,761, approximately 2.7% of our total garment business revenue for the three months ended December 31, 2022, as compared with $6,306, approximately 24.6% of total garment business revenue for the three months ended December 31, 2021.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest contractor represented approximately 20.9% and 29.9% of total cost of revenues for our service segment for the three months ended December 31, 2022 and 2021, respectively. The decrease was mainly due to our usage of our own logistics more than the subcontractors during the COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended December 31, 2022 were approximately $0.6 million as compared with $0.6 million for the three months ended December 31, 2021. Fuel, toll and other costs for our service business accounted for approximately 53.5% of our total service revenue for the three months ended December 31, 2022, as compared with approximately 33.1% for the three months ended December 31, 2021. The increase was primarily attributable to a decrease in the use of subcontractors under the COVID-19 epidemic circumstance.

Subcontracting fees for our service business for the three months ended December 31, 2022 decreased significantly by approximately 69.9% to approximately $0.3 million from $0.8 million for the three months ended December 31, 2021. Subcontracting fees accounted for approximately 20.9% and 49.0% of our total service business revenue in the three months ended December 31, 2022 and 2021, respectively. The decrease was primarily due to the Company used less subcontractors under the COVID-19 epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the three months ended December 31, 2022 was $536,732, approximately 67.4% of our total property management and subleasing business revenue, as compared with $884,556, approximately 84.5% of total property management and subleasing business revenue for the three months ended December 31, 2022.

Gross profit

Garment manufacturing business gross profit for the three months ended December 31, 2022 was approximately $33,082, as compared with a gross loss of approximately $2,278 for the three months ended December 31, 2021. Gross profit accounted for 32.8% of our total Garment manufacturing business revenue for the three months ended December 31, 2022, as compared with a gross loss of 8.9% for the three months ended December 31, 2021.

Gross profit in our logistics services business for the three months ended December 31, 2022 was approximately $0.3 million and gross margin was 25.6%. Gross profit in our logistics services business for the three months ended December 31, 2021 was approximately $0.3 million and gross margin was 17.9%. The increase of gross profit margin was mainly attributable to a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the three months ended December 31, 2022 was approximately $0.3 million, or 32.6%, of our total property management and subleasing business revenue. It was approximately $0.2 million, or 15.5%, for the three months ended December 31, 2021.

	Three months ended December 31,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Gross profit	$607,462	100%	$467,754	100%	139,708	29.9%
Operating expenses:
Selling expenses	(24,511)	(4.0)%	(43,118)	(9.2)%	18,607	43.2%
General and administrative expenses	(675,918)	(111.3)%	(452,312)	(96.7)%	(223,606)	(49.4)%
Total	$(700,429)	(115.3)%	$(495,430)	(105.9)%	(204,999)	(41.4)%
Loss from operations	$(92,967)	(15.3)%	$(27,676)	(5.9)%	(65,291)	(235.9)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was approximately $0.02 million and $0.04 million for the three months ended December 31, 2022 and 2021, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended December 31, 2022 and 2021 was both approximately $0.03 million. Our general and administrative expenses in our logistics services segment, for the three months ended December 31, 2022 and 2021 was both approximately $0.2 million. The general and administrative expenses in our property management and subleasing business remained stable at approximately $0.1 million for the three months ended December 31, 2022 and 2021. Our general and administrative expenses for the three months ended December 31, 2022 and 2021 was approximately $0.3 million and $0.1 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended December 31, 2022 increased by approximately 0.2% to approximately $0.68 million from $0.45 million for the three months ended December 31, 2021.

Loss from operations

Loss from operations for the three months ended December 31, 2022 and 2021 was approximately $0.09 million and $0.03 million, respectively. Income (loss) from operations of approximately $7,745 and ($28,473) was attributed from our garment manufacturing segment for the three months ended December 31, 2022 and 2021, respectively. Income from operations of approximately $91,147 and $100,769 was attributed from our logistics services segment for the three months ended December 31, 2022 and 2021, respectively. Income from operations of approximately $131,213 and $14,844 was attributed from our property management and subleasing business for the three months ended December 31, 2022 and 2021, respectively. We incurred a loss from operations in corporate office of approximately $0.3 million and $0.1 million for the three months ended December 31, 2022 and 2021. The loss was mainly due to increase in administrative expenses.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2022 and 2021 was approximately $8,184 and $2,209 million, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, and is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong have been made as Yingxi HK had no taxable income for the three months ended December 31, 2022 and 2021.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (“EIT”) rate is 25%. No provision for income taxes in the PRC have been made as QYTG and YX had no taxable income for the three months ended December 31, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2022. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States have been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2022 and 2021.

Net Income (Loss)

We incurred net loss of approximately $0.08 million and net income of $0.01 million for the three months ended December 31, 2022 and 2021, respectively. Our basic and diluted earnings per share were $0.00 and $0.00 for the three months ended December 31, 2022 and 2021, respectively.

Results of Operations for the nine months ended December 31, 2022 and 2021

The following tables summarize our results of operations for the nine months ended December 31, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine months Ended December 31,				Changes in 2022
	2022		2021		compared to 2021
	(In U.S. dollars, except for percentages)
Revenue	$6,652,645	100.0%	$9,835,733	100.0%	$(3,183,088)	(32.4)%
Cost of revenues	(5,023,338)	(75.5)%	(8,314,149)	(84.5)%	3,290,811	39.6%
Gross profit	1,629,307	24.5%	1,521,584	15.5%	107,723	7.1%
Operating expenses	(1,606,020)	(24.1)%	(1,510,823)	(15.4)%	(95,197)	(6.3)%
Income from operations	23,287	0.4%	10,761	0.1%	12,526	116.4%
Other income, net	93,288	1.4%	132,959	1.3%	(39,671)	(29.8)%
Net finance cost	34	(0.0)%	(3,240)	(0.0)%	3,274	142.4%
Income tax expense	(18,939)	(0.3)%	(17,893)	(0.2)%	(1,046)	(5.8)%
Net income	$97,670	1.5%	$122,587	1.2%	$(24,917)	(20.3)%

Revenue

Total revenue for the nine months ended December 31, 2022 decreased by approximately $3.2 million, or 32.4%, as compared with the nine months ended December 31, 2021. The decrease was mainly due to the significant decrease of Garment Manufacturing Business.

Revenue generated from our garment manufacturing business contributed approximately $0.1 million (4.7%) and $2.5 million (25.3%) of total revenue for the nine months ended December 31, 2022 and 2021, respectively. The decrease mainly due to factory facilities renewal and repair, remaining factories cannot provide as much capacity as previously. We estimate the capacity will appear to recover by end of FY2023.

Revenue generated from our logistics services business contributed approximately $3.8 million, or 57.5%, of our total revenue for the nine months ended December 31, 2022. Revenue generated from our logistic business contributed approximately $4.1 million, or 42.1%, of our total revenue for the nine months ended December 31, 2021. The decrease of $0.3 million was due to decrease of revenue from YXPF compared to the nine months ended December 31, 2021.

Revenue generated from our property management and subleasing business contributed approximately $2.7 million, or 40.2%, of our total revenue for the nine months ended December 31, 2022. Revenue generated from our property management and subleasing business contributed approximately $3.2 million, or 32.6%, of our total revenue for the nine months ended December 31, 2021.

Cost of revenue

	Nine months ended December 31,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$142,010	100.0%	$2,488,173	100.0%	$(2,346,163)	(94.3)%
Raw materials	28,323	19.9%	1,719,420	69.1%	(1,691,097)	(98.4)%
Labor	73,376	51.7%	542,118	21.8%	(468,742)	(86.5)%
Other and Overhead	4,380	3.1%	23,124	0.9%	(18,744)	(81.1)%
Total cost of revenue for garment manufacturing	106,079	74.7%	2,284,662	91.8%	(2,178,583)	(95.4)%
Gross profit for garment manufacturing	35,931	25.3%	203,511	8.2%	(167,580)	(82.3)%

Net revenue for logistics services	3,826,070	100.0%	4,144,604	100.0%	(318,534)	(7.7)%
Fuel, toll and other cost of logistics services	1,916,957	50.1%	1,410,231	34.0%	506,726	35.9%
Subcontracting fees	890,660	23.3%	1,868,648	45.1%	(977,988)	(52.3)%
Total cost of revenue for logistics services	2,807,617	73.4%	3,278,879	79.1%	(471,262)	(14.4)%
Gross Profit for logistics services	1,018,453	26.6%	865,725	20.9%	152,728	17.6%

Net revenue for property management and subleasing	2,671,379	100.0%	3,202,956	100.0%	(531,577)	(16.6)%
Total cost of revenue for property management and subleasing	2,099,050	78.6%	2,749,114	85.8%	(650,064)	(23.6)%
Gross Profit for property management and subleasing	572,329	21.4%	453,842	14.2%	118,487	26.1%

Net revenue for corporate and others	$13,186	100.0%	$-		13,186
Other and Overhead	10,592	80.3%	1,494		9,098	609.0%
Total cost of revenue for corporate and others	10,592	80.3%	1,494		9,098	609.0%
Gross profit (loss) for corporate and others	2,594	19.7%	(1,494)		4,088	273.6%
Total cost of revenue	$5,023,338	75.5%	$8,314,149	84.5%	$(3,290,811)	(39.6)%
Gross profit	$1,629,307	24.5%	$1,521,584	15.5%	$107,723	7.1%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were $28,313, approximately 19.9% of our total garment manufacturing business revenue in the nine months ended December 31, 2022, as compared with $1,719,420, approximately 69.1% in the nine months ended December 31, 2021. The decrease was mainly due to the decrease of the average purchase cost of the raw materials.

Labor costs for our garment manufacturing business were $73,376, approximately 51.7% of our total garment manufacturing business revenue in the nine months ended December 31, 2022, as compared with $542,118, approximately 21.8% in the nine months ended December 31, 2021. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for $4,380, approximately 3.1% of our total garment business revenue for the nine months ended December 31, 2022, as compared with $23,124, 0.9% of total garment business revenue for the nine months ended December 31, 2021.

For our logistic business, we outsourced some of the business to our contractors. The Company relied on a few subcontractors, in which the subcontracting fees to our largest subcontractor represented approximately 25.8% and 30.3% of total cost of revenues for our service segment for the nine months ended December 31, 2022 and 2021, respectively. The percentage decreased was due to the usage of our own logistics more than usage of the subcontractors under COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the nine months ended December 31, 2022 were approximately $1.9 million compared with $1.4 million for the nine months ended December 31, 2021. Fuel, toll and other costs for our service business accounted for approximately 50.1% of our total service revenue for the nine months ended December 31, 2022, as compared with 34.0% for the nine months ended December 31, 2021. The increase was primarily attributable to the decrease of use of subcontractors under the COVID-19 epidemic circumstance.

Subcontracting fees for our service business for the nine months ended December 31, 2022 decreased approximately 52.3% to approximately $0.9 million from $1.9 million for the nine months ended December 31, 2021. Subcontracting fees accounted for approximately 23.3% and 45.1% of our total service business revenue in the nine months ended December 31, 2022 and 2021, respectively. This decrease was primarily because the Company used less subcontractors under the epidemic circumstance.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the nine months ended December 31, 2022 was $2,099,050, approximately 78.6% of our total property management and subleasing business revenue, as compared with $2,749,114, approximately 85.8% of total property management and subleasing business revenue for the nine months ended December 31, 2022.

Gross profit

Garment manufacturing business generated a gross profit of approximately $35,931 for the nine months ended December 31, 2022. There was approximately $0.2 million gross profit for the nine months ended December 31, 2021. Gross profit accounted for 25.3% of our total Garment manufacturing business revenue for the nine months ended December 31, 2022, as compared to a gross profit of 8.2% for the nine months ended December 31, 2021.

Gross profit in our logistics services business for the nine months ended December 31, 2022 was approximately $1.0 million and gross margin was 26.6%. Gross profit in our logistics services business for the nine months ended December 31, 2021 was approximately $0.9 million and gross margin was 20.9%. The increase of gross profit ratio was mainly attributable to a decrease of subcontracting fees under the COVID-19 epidemic circumstances and a decrease of operating expenses due to replacement of old vehicles and shifting our strategic focus on high margin customers.

Gross profit in our property management and subleasing business for the nine months ended December 31, 2022 and 2021was approximately $0.6 million and $0.5 million, respectively. It accounted for approximately 21.4% and 14.2% of our total property management and subleasing business revenue for the nine months ended December 31, 2022 and 2021, respectively.

	Nine months ended December 31,				Increase (decrease) in
	2022		2021		2022 compared to 2021
	(In U.S. dollars, except for percentages)
Gross profit	$1,629,307	100%	$1,521,584	100%	107,723	7.1%
Operating expenses:
Selling expenses	(60,155)	(3.7)%	(135,310)	(8.9)%	75,155	55.5%
General and administrative expenses	(1,545,865)	(94.9)%	(1,375,513)	(90.4)%	(170,352)	(12.4)%
Total	$(1,606,020)	(98.6)%	$(1,510,823)	(99.3)%	(95,197)	(6.3)%
Income from operations	$23,287	1.4%	$10,761	0.7%	12,526	116.4%

Selling, General and administrative expenses

Our selling expenses in our Garment manufacturing business segment for the nine months ended December 31, 2022 and 2021 was approximately $110 and $261, respectively. Our selling expenses in our logistics services segment was nil for the nine months ended December 31, 2022 and 2021. Selling expenses in our property management and subleasing business was $0.06 million and $0.1 million for the nine months ended December 31, 2022 and 2021, respectively. Selling expenses consist primarily of advertisement, local transportation, unloading charges and product inspection charges. Total selling expenses for the nine months ended December 31, 2022 decreased significantly by approximately 64.1% to $0.1 million from $0.4 million for the nine months ended December 31, 2021.

Our general and administrative expenses in our Garment manufacturing business segment was approximately $0.08 million and $0.1 million for the nine months ended December 31, 2022 and 2021, respectively. Our general and administrative expenses in our logistics services segment, for the nine months ended December 31, 2022 and 2021 was both approximately $0.7 million. The general and administrative expenses in our property management and subleasing business was approximately $0.3 million for both the nine months ended December 31, 2022 and 2021. Our general and administrative expenses in our corporate office for the nine months ended December 31, 2022 and 2021 was approximately $0.5 million and $0.3 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2022 was as approximately $0.2 million, or 12.4% higher than as compared to the nine months ended December 31, 2021.

Income from operations

Income from operations was approximately $0.02 million and $0.01 million for the nine months ended December 31, 2022 and 2021, respectively. Loss from operations of approximately $0.05 million was attributed from our garment manufacturing segment for the nine months ended December 31, 2022. Income from operations of approximately $0.1 million was attributed from our garment manufacturing segment for the nine months ended December 31, 2021. Income from operations of approximately $0.4 million and $0.2 million was attributed from our logistics services segment for the nine months ended December 31, 2022 and 2021, respectively. Our property management and subleasing business segment generated approximately $0.3 million and $0.05 million income from operations for the nine months ended December 31, 2022 and 2021, respectively. We incurred a loss from operations in corporate office of approximately $0.5 million and $0.3 million for the nine months ended December 31, 2022 and 2021, respectively. The loss was mainly due to an increase in administrative expenses.

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2022 and 2021 was approximately $18,939 and $17,893, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, and is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong have been made as Yingxi HK had no taxable income for the nine months ended December 31, 2022 and 2021.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC have been made as QYTG and YX had no taxable income for the nine months ended December 31, 2022 and 2021.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2022. The preferential tax rates will be expired at end of year 2022 and the EIT rate will be 25% from year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States have been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2022 and 2021.

Net Income (Loss)

We incurred a net income of approximately $0.1 million for both the nine months ended December 31, 2022 and 2021. Our basic and diluted earnings per share were $0.00 and $0.00 for the nine months ended December 31, 2022 and 2021, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2022 and 2021 is as follow:

	Nine months ended December 31,
	2022	2021
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(1,528,118)	$383,825
Net cash used in investing activities	$(17,500,000)	$(176,268)
Net cash provided by (used in) financing activities	$19,240,977	$(1,543,573)

Net cash provided by operating activities in the nine months ended December 31, 2022 was approximately $1.7 million less as compared to the nine months ended December 31, 2021. The decrease was predominately due to the movement of operating assets and liabilities of the nine months ended December 31, 2022 resulted in cash outflow of approximately $1.9 million, while the movement of operating assets and liabilities of the nine months ended December 31, 2021 resulted in cash inflow of approximately $0.2 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ orders.

Net cash used in investing activities for the nine months ended December 31, 2022 was approximately $17.5 million, which was approximately $17.3 million more as compared to the nine months ended December 31, 2021. The increase was predominately due to a purchase of debt securities in the nine months ended December 31, 2022.

Net cash provided by financing activities for the nine months ended December 31, 2022 was approximately $20.8 million more than the nine months ended December 31, 2021. The increase was predominately due to the Company received approximately $20.2 million proceeds from its initial public offering, and the net cash repayment of related party borrowings in current period was approximately $0.5 million less as compared to the nine months ended December 31, 2021.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2022, we had cash on hand of approximately $1.6 million, total current assets of approximately $27.3 million and current liabilities of approximately $8.5 million. Currently, we finance our operations by using the cash flows from revenue, fund raising from our initial public offering proceedings and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”). In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2022, the market foreign exchange rate was RMB6.909 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the nine months ended December 31, 2022 and 2021 was approximately $0.2 million and $(0.06) million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Addentax Group Corp.

Date: February 14, 2023	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

