Form 10-K
period 2023-03-31
ADDENTAX GROUP CORP.
filed 2023-06-29
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2023 was $26,924,702.4, based on the last reported sale price of $0.72 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2023	Public Float on June 28, 2023
Common Stock, $0.001 par value	37,395,420	12,681,916

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

Additionally, as we conduct substantially all of our operations through the operating companies established in the PRC, we are subject to certain legal and operational risks associated with our business operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business. Therefore, these risks associated being based in or having substantially all of our operations through the operating companies established in China could cause the value of our securities to significantly decline or be worthless. Furthermore, these risks may result in a material change in our business operations or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As confirmed by our PRC counsel at the date of September 2, 2022, the business of our subsidiaries until our registration are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. In addition, as confirmed by our PRC counsel, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor Pan-China Singapore, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. As of the date of this annual report, no effective laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our overseas listing from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Risk Factors” beginning on page 16 for a discussion of these legal and operational risks and other information that should be considered before making a decision to purchase our common stock.

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

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Our auditor, Pan-China Singapore, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Pan-China Singapore is based in Singapore and there are no limitations in Singapore on PCAOB inspections. Pan-China Singapore, is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. On August 26, 2022, the PCAOB announced that it had signed the “Protocol” with the CSRC and the MOF, which governs inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol released by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB secures complete access to inspect, investigate audit firms based in mainland China and Hong Kong. It is possible when the PCAOB may reassess its determinations in the future, and it could determine that it is still unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. The Holding Foreign Companies Accountable Act and related regulations currently previously did not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations. Furthermore, on June 22, 2021, the U.S. Senate passed AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Ordinary Shares, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022 the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

●	A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in us.

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

●	We face risks associated with future Chinese regulations.

●	We may be exposed to concentration risk of heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact on our business and results of operation.

●	If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

●	We have a limited operating history for the new business segment of property management and subleasing, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. In addition, our historical growth rates and profitability may not be indicative of our future growth and profitability.

●	Natural disasters, public health crises or other catastrophic events may significantly limit our ability to conduct business as normal, disrupt our business operation and materially affect our financial condition.

●	We may not succeed in continuing to maintain, protect and strengthen our reputation, and any negative publicity about us, our business, our management, our business partners, may materially and adversely affect our reputation, business, results of operations and growth.

General Risks Associated with Business Operations in China

●	Investors may have difficulty enforcing judgments against us.

●	Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The PRC government may intervene or influence our business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Our independent registered public accounting firm’s audit documentation related to their audit reports included in this prospectus include audit documentation located in the PRC. Our Common Stocks may be delisted or prohibited from being traded over-the-counter under the HFCAA if the PCAOB is unable to inspect our audit documentation located in mainland China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. The delisting or the cessation of trading of our Common Stocks, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

●	To the extent cash in the business is in the PRC or a PRC entity, the funds may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

●	Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Foreign exchange fluctuations may affect our business.

●	Inflation could pose a risk to our business.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

●	While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with our offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC Subsidiaries to liability or penalties, limit our ability to inject capital into our PRC Subsidiaries or limit our PRC Subsidiaries’ ability to increase their registered capital or distribute profits.

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
●	Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.
●	The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.
●	Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

Risks Relating to Our Holding Company Structure

●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations..

●	We may rely on dividends and other distributions on equity paid by our PRC Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our offerings to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Relating to Our Common Stock

●	We may never be able to pay dividends and are unlikely to do so.

●	The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors.

●	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities..

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

Current Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the People’s Republic of China, or the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three segments: garment manufacturing, logistics services, and property management and subleasing. The Company previously engaged in the provision of epidemic prevention supplies, which included manufacturing, distribution and trading of epidemic prevention supplies. As the COVID-19 pandemic is near an endemic, the Company ceased to operate in this business in the first quarter of 2023. The remaining assets of this business segment were reclassified into the “Corporate and others” segment. The corresponding items of segment information for the earlier periods were restated to reflect the change of the new segment structure.

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (xi) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”), (xii) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xiii) Dongguan Au Te Si Garments Co., Ltd., a PRC company (“AOT”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (ix) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”), (x) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xi) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”).

In February 2023, the Company disposed DY to an independent third party.

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesaler located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), Shantou Yi Bai Yi Garment Co., Ltd (“YBY”), Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd (“ZHJ”), and Dongguan Aotesi Garments Co., Ltd., (“AOT”), which are located in the Guangdong province, China.

Our logistics business consists of delivery and courier services covering 86 cities in 11 provinces and three municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) and Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in the garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd. (“DY”), which is located in the Guangdong province, China.

In February 2023, the Company disposed of DY to an independent third party at fair value, which was also its carrying value as of February 28, 2023.

The business operations, customers and suppliers of DY were retained by the Company; therefore, the disposition of the subsidiary did not qualify as discontinued operations.

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

Stringent quality control process. As of March 31, 2023, we had 6 employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2023, our design team consisted of 4 members.

Extensive delivery network. Our logistics business has nine routes and covers 86 cities in 11 provinces and 3 municipalities in the PRC.

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

Expand our delivery network. As of March 31, 2023, we provided logistics services to over 86 cities in 11 provinces and three municipalities in the PRC. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profits in the year 2023.

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

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through our wholly-owned subsidiaries, HSW, YS, YBY, ZHJ, AOT, which are located in Guangdong, the PRC.

Operations

Our customer relationship team is responsible for cultivating and maintaining our relationship with customers.

Our design team works closely with our customer relationship team to understand our customers’ needs and make recommendations to them based on their designs.

Our fabric team leverages our experience in fabric sourcing as well as our understanding of fabric features to recommend the types of fabric to be used in our customers’ products. Our fabric team may also suggest alternative fabrics to our customers. Our fabric team works with our research and development team to understand fabric types and aims to identify different fabric we source and improve the quality and comfort of the fabric we produce.

Our product and technical team are mainly responsible for development samples of products, preparing structural and production guidance of products as well as producing paper patterns for our garment production team. Upon order confirmation from our customers, our customer relationship team informs our fabric team to carry out raw material sourcing.

We source finished fabric and yarns from our suppliers for garment production. The procedures for fabric production are normally divided into the following stages: (i) spinning; (ii) weaving or knitting; (iii) dyeing or printing; and (iv) finishing. Generally, our fabric team requires four to six weeks to source raw materials from our suppliers.

Our garment production team is responsible for producing garments based on the raw materials we source. The major stages involved in garment production include: (i) paper patterning; (ii) fabric cutting; (iii) sewing; (iv) interim quality inspection; (v) trimming; (vi) washing; and (vii) ironing.

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

Our logistics business

We pack products and provide logistics service to our customers through our wholly-owned subsidiaries, XKJ, PF and TD which are located in Guangdong province, the PRC. Our in-house logistics teams deliver to approximately 11 provinces and three municipalities in the PRC.

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

Our network

We have 848 logistics points and they are located in 11 provinces and three municipalities which cover 86 cities in the PRC.

Our internal management

Our management in the logistics business is responsible for setting out business strategies and managing the daily operation. Specifically, they have regular meetings with different departments, conduct inspection and supervise the finance department, operation department and administration department.

Seasonality

We generally receive more delivery orders in our third and fourth quarters and are more vulnerable to shipping delays in the PRC during Chinese New Year due to traffic and port congestion, border crossing delays and customs clearance issues.

Credit period

We generally require payments from the customers between 30 to 90   days following their acknowledgement of receipt of goods.

Customers and Suppliers

Customers

Our customer base is diverse. Our customers in the garment manufacturing business are mainly garment wholesalers and retailers and our customers in logistics business are mainly trading companies and logistic companies. No single customers accounted for more than 30% of our net sales for the years ended March 31, 2022 and 2023

Suppliers

We procured our garments through various textile companies in our garment manufacturing business. In our logistics business, we procured from packing companies and transportation companies. No single supplier accounted for more than 30% of our total costs for the years ended March 31, 2022 and 2023.

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

Intellectual Property

The Company, through its subsidiary Shenzhen Qianhai Industrial Chain Co.Ltd., herein referred as “YX,” received the approval of the trademarks below in relation to its business from PRC government.

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

Employees

As of March 31, 2023, we had approximately 96   employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2023:

Function	Number of employees
Administration	22
Finance	8
Logistics	3
Marketing	4
Operation	32
Productive	27
Total	96

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

PRC Limitation on Overseas Listing and Share Issuances

Neither we nor our subsidiaries are currently required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to list on U.S. exchanges or issue securities to foreign investors, however, if our subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry; if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future.

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

As of the date of this prospectus, other than the response we recently received from the CSRC confirming that our offering under this prospectus does not require the examination and approval of the CSRC in accordance with the existing PRC legislation and regulations (for more details about this response from the CSRC, see “Risk Factors – General Risks Associated with Business Operation in China - While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with our offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval”), we have not received any inquiry, notice, warning, sanctions or regulatory objection to our offerings from the CSRC, CAC or any other PRC governmental authorities, and we believe our PRC Subsidiaries have obtained all requisite permissions from PRC governmental authorities to operate our business as currently conducted under relevant PRC laws and regulations.

Currently, each of our PRC Subsidiaries holds and maintains a business license issued by the local market supervision and administration bureau, and has received all requisite permissions and approvals in order to conduct and operate our business. Based on our understanding of the PRC laws and regulations, our PRC businesses only require business licenses issued and approved from the relevant local authorities and do not require any other permissions or approvals to operate their PRC business operations. Further, we have not relied upon an opinion of a PRC counsel in drawing such conclusion in the current registration statement for the following reasons: (i) during our IPO process which was closed on September 2, 2022, we previously engaged a local PRC counsel, Hiways Law Firm (Shenzhen), to assist with the PRC disclosures in the IPO registration statement on Form S-1 and Hiways Law Firm (Shenzhen) confirmed such conclusion; (ii) the time period between the IPO and the submission of the current registration statement on January 25, 2023 is not substantial; (iii) no material changes occurred with respect to our PRC business operations since the IPO; and (iv) the expenses of engaging Hiway Law Firm or another PRC counsel for the current registration statement will be unduly burdensome on the Company; and thus, the Company has not sought out to engage a PRC counsel to obtain an additional opinion for the current registration statement. As of the date of this prospectus, none of our PRC Subsidiaries has been denied or punished by relevant governmental authorities due to its business qualifications. In addition, we (Addentax Group Corp.) and our non-PRC subsidiaries have also received all requisite permissions and approvals in order to conduct and operate our business.

In order to promote domestic enterprises to carry out overseas capital market activities in accordance with law and compliance, the CSRC issued the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” and five supporting guidelines (collectively referred to as the Overseas Listing Filing Rules) on February 17, 2023, and took effect on March 31, 2023. The Overseas Listing Filing Rules clarify the relevant rules of the Chinese government on the management of overseas issuance, including but not limited to (i) Initial public offerings or listings in overseas markets shall be filed with the CSRC within 3 working days after the relevant application is submitted overseas. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed as Initial public offerings; (ii) A negative list that prohibits overseas offering and listing; (iii) The reporting obligations of the issuer after filing, such as the change of control, voluntary or mandatory delisting and other major changes after overseas issuance or listing, the issuer should bare the obligation to report to the CSRC; (iv) Legal liability, such as failure to fulfill the filing procedures, or violation of relevant regulations in overseas listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine of between RMB 1,000,000 yuan and RMB 10,000,000 yuan. Directly liable persons-in-charge and other directly liable persons shall be warned and each imposed a fine of between RMB 500,000 yuan and RMB 5,000,000 yuan.

Specifically, under the Overseas Listing Filing Rules, our Company, as an enterprise already listed on the Nasdaq Capital Market before March 31, 2023, and is not required to make immediate filings for its listing. However, if we issue subsequent offering on the Nasdaq Capital Market or list in other overseas markets in the future, we shall file with the CSRC in accordance with the Overseas Listing Filing Rules; In case of major changes, it is also necessary to report the specific situation to the CSRC. Otherwise, the Company shall bear corresponding legal responsibilities. As the Overseas Listing Filing Rules are newly issued, there is still uncertainty about their interpretations and implementations. As a result, we cannot assure you that we will be able to complete any documents for our future issuance in a timely manner and fully comply with the relevant new rules. In addition, we cannot guarantee that we will not be subject to tightened regulatory review and subsequent interference by the Chinese government.

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

As of the date hereof, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure. The PRC Subsidiaries have not transferred cash or other assets to Addentax, including by way of dividends. However, to the extent cash in the business is in the PRC/Hong Kong or is in our PRC or Hong Kong subsidiaries, there can be no assurance that the PRC government will not intervene or impose restrictions or limitations on the ability of Addentax or Addentax’s subsidiaries to transfer cash. As a result, such funds may not be available to fund operations or for other use outside of the PRC or Hong Kong. Addentax does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity. We intend to retain most, if not all, of available funds and any future earnings after this offering to the development and growth of our business in China. As of the date hereof, no transfers, dividends, or distributions have been made to our investors. Further, our management is directly supervising cash management. Our finance department is responsible for establishing the cash management policies and procedures among our departments and the operating entities. Each department or operating entity initiates a cash request by putting forward a cash demand plan, which explains the specific amount and timing of cash requested, and submitting it to designated management members of our Company, based on the amount and the use of cash requested. The designated management member examines and approves the allocation of cash based on the sources of cash and the priorities of the needs, and submits it to the cashier specialists of our finance department for a second review. Other than the above, we currently do not have other cash management policies or procedures that dictate how funds are transferred nor a written policy that addresses how we will handle any limitations on cash transfers due to PRC law.

.

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

Our auditor, Pan-China Singapore, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. Pan-China Singapore is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Ordinary Shares to be materially and adversely affected.

On August 26, 2022, the PCAOB announced that it had signed the “Protocol” with the CSRC and the MOF, which governs inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol released by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB secures complete access to inspect, investigate audit firms based in mainland China and Hong Kong. It is possible when the PCAOB may reassess its determinations in the future, and it could determine that it is still unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. The Holding Foreign Companies Accountable Act and related regulations currently previously did not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such a future time, an exchange may determine to delist our securities.

Furthermore, on June 22, 2021, the U.S. Senate passed AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Ordinary Shares, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022 the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022.

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

Risks Associated with Our Company

Our success depends on our customers’ ability to market and sell their products manufactured by us.

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

We also rely upon third-party transportation providers for certain of our product shipments, including shipments to and from our distribution centers to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs.

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

Our top customers accounted for a major portion of our total revenue for the years ended March 31, 2023 and 2022 and may materially adversely affect our financial condition and results of operations.

For the year ended March 31, 2023, two customers accounted for approximately 41.23% and 17.23% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2022, one customer accounted for approximately 96.9% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2023, one customer accounted for approximately 20.39% of the Company’s total logistic services revenues. For the year ended March 31, 2022, one customer accounted for approximately 14.4% of the Company’s total logistic services revenues. However, our top customers are not obligated in any way to continue to provide us with new businesses in the future at a level similar to that in the past or at all. If any of our top customers reduce their orders with us or terminate their business relationship with our Group and if we are not able to secure orders of a comparable size from other customers as replacement, our business operations and financial performance may be materially and adversely affected.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

During the years ended March 31, 2023 and 2022, approximately 100.0% and 99.3%   of total inventory purchases were from the Company’s five largest suppliers, respectively. Our business, financial condition and operating results depend on the continuous supply of products from our largest suppliers and our continuous supplier-customer relationship with them. Our heavy reliance on our largest suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

We engaged third-party contractors to carry out logistics services. We endeavor to engage third-party companies with a strong reputation and track record, high performance reliability and adequate financial resources. However, any such third-party contractor may still fail to provide satisfactory logistics services at a level of quality or within the timeframe required by us or our customers. While we generally require our logistics contractors to fully reimburse us for any losses arising from delay in delivery or non-delivery, our results of operation and financial condition may be adversely affected if any of the losses are not borne by them. If the performance of any third-party contractor is not satisfactory, we may need to replace such contractor or take other remedial actions, which could adversely affect the cost structure and delivery schedule of our products and thus have a negative impact on our reputation, financial position and business operations. In addition, as we are expanding our business into other geographical locations in the PRC, there may be a shortage of third-party contractors that meet our quality standards and other selection criteria in such locations and, as a result, we may not be able to engage a sufficient number of high-quality third-party contractors in a timely manner, which may adversely affect our delivery schedules and delivery costs and hence our business, results of operations and financial conditions.

We may be exposed to concentration risk of heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact on our business and results of operation.

The Company relied on a few subcontractors for our logistic business, in which the subcontracting fees to our largest contractor represented approximately 25.2% and 14.8% of total cost of revenues for our logistics service segment for the years ended March 31, 2023 and 2022, respectively. The increase in subcontracting fee to the largest contractor was mainly to optimize resources and cost efficiencies. We have not experienced any disputes with our subcontractors, and we believe we maintain good relationships with our contract logistic service provider.

If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

We engaged subcontractors to carry out logistics services. Subcontracting fees for our logistics business for the year ended March 31, 2023 decreased to approximately $1.1 million from $2.3 million for the year ended March 31, 2022, representing a decrease of approximately 53.0%. Subcontracting fees accounted for 23.24% and 42.9% of our total logistics business revenue in the years ended March 31, 2023 and 2022, respectively.

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

Our business depends on the continued contributions made by Mr. Hong Zhida, as our key executive officer, the loss of whom may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our CEO and President, Mr. Hong Zhida. We rely on his expertise in business operations when we are developing new products and services. The Company has no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign.

If Mr. Hong Zhida cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, the Company may have to recruit and train replacement personnel at a higher cost.

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

Our auditor, Pan-China Singapore, the independent registered public accounting firm that issued the audit report included in this Annual Report, is subject to PCAOB inspections. Pan-China Singapore is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Ordinary Shares to be materially and adversely affected.

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

Other than the required adherence to general business laws and regulatory disclosures, our services are not affected by any specific additional Chinese government regulations. However, this does not preclude the possibility that China may institute regulations that will make it difficult or impossible for us to operate successfully, if at all, in the future. If that occurs, we may have to focus our business on companies located outside China. This could cause our results of operations to be materially adversely affected, reduce our revenues and cause the value of our securities to decline in value.

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

General Risks Associated with Business Operations in China

The PRC government may intervene or influence our business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. For example, the PRC has proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. The Cybersecurity Review Measures that took effect from February 15, 2022 stipulates that an internet platform operator who possesses more than 1 million users’ personal information must report to the Office of Cybersecurity Review for a cybersecurity review when seeking listings in other nations.

On April 2, 2022, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provide that a domestic company that seeks to offer and list its securities in a overseas market shall strictly abide by applicable PRC laws and regulations, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. In the event that the above proposed provisions and rules are enacted, the relevant filing procedures of the CSRC and other governmental authorities may be required in connection with this offering. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC.

Since the majority of our operations are located in the PRC, our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. As of the date of this prospectus, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade on a U.S. or other foreign exchange. As confirmed by our PRC counsel at the date of September 2, 2022, the business of our subsidiaries until our registration are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. However, there remains uncertainty as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. Any non-compliance could result in penalties or other significant legal liabilities.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations. Any future action by the PRC government and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in this prospectus include audit documentation located in the PRC. Our Common Stocks may be delisted or prohibited from being traded over-the-counter under the HFCAA if the PCAOB is unable to inspect our audit documentation located in mainland China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. The delisting or the cessation of trading of our Common Stocks, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB.

Our auditor is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. However, recent developments with respect to audits of PRC and Hong Kong based companies, such as us, create uncertainty about the ability of our auditor to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The PCAOB is currently able to conduct inspections of audit firms located in mainland China and Hong Kong and conduct inspections of U.S. audit firms where audit work papers are located in mainland China. The audit workpapers for our PRC operations are located in the PRC.

In addition, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges such as Nasdaq of issuers included for three consecutive years on the SEC’s list. On May 20, 2020, the U.S. Senate passed S. 945, the HFCAA. The HFCAA was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the former U.S. president signed into law the HFCAA. In essence, the HFCAA requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCAA and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our securities could be adversely affected, and we could be delisted if it is unable to cure the situation to meet the PCAOB inspection requirement in time. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by mainland China and Hong Kong authorities in those jurisdictions, and identifies the registered public accounting firms in mainland China and Hong Kong that are subject to such determinations. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. The auditor of the Company, Marcum Asia CPAs LLP, is not among the auditor firms listed on the determination list issued by the PCAOB, which notes all of the auditor firms that the PCAOB is not able to inspect.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Should the PCAOB be unable to fully conduct inspections of our auditors’ work papers in the PRC, it will make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures and you may be deprived of the benefits of such inspection, which could result in limitation or restriction to our access to the U.S. capital markets, and our securities may be delisted or prohibited from trading if the PCAOB determines that it cannot inspect or investigate completely our auditor under the HFCAA. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements, which would adversely affect us.

To the extent cash in the business is in the PRC or a PRC entity, the funds may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

Relevant PRC laws and regulations permit the companies in the PRC to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, each of the companies in the PRC are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. The companies in the PRC are also required to further set aside a portion of their after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at their discretion. These reserves are not distributable as cash dividends. In order for us to pay dividends to our stockholders, we will rely on the distribution of dividends, through the WFOE, to Yingxi HK from our PRC Subsidiaries.

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a tax resident enterprise of the PRC for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax. See “Risk Factors – General Risks Associated with Business Operation in China - We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The majority of our income is received in RMB and shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE as long as certain procedural requirements are met. Approval from appropriate government authorities is required if RMB is converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay dividends in foreign currencies to our shareholders.

As a result of the above, to the extent cash in the business is in the PRC or a PRC entity, such funds or assets may not be available to fund operations or for other use outside of the PRC, due to interventions in or the imposition of restrictions and limitations on the ability of us, or our subsidiaries by the PRC government to transfer cash.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2016 and 2017, the value of the Renminbi depreciated approximately 7.2% and appreciated 6.3% against the U.S. dollar, respectively. From April 2022 through the end of March 2023, the value of the Renminbi depreciated by approximately 8.3% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

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

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which will take effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As these laws, opinions and the draft measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws, opinions and the draft measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business.

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

As confirmed by our PRC counsel at the date of September 2, 2022, we are not be subject to the cybersecurity review by the CAC for overseas public offerings of our securities to foreign investors, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

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

The issuances of our Common Stock to the Selling Stockholders or the Placement Agent upon conversion of Warrants or exercise of the Notes, as the case may be, will cause dilution to our existing stockholders, and the sale of the shares of Common Stock acquired by the Selling Stockholders or the Placement Agent, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

Depending on market liquidity at the time, issuances and any subsequent sales of our common stock may cause the trading price of our common stock to fall.

We previously registered 197,227,433 shares of our common stock for their resale by selling stockholders which consisted of:

●	Up to 164,373,089 shares of common stock (the “PIPE Stocks”), consisting of (i) 82,186,544 shares of common stock issuable upon the conversion of our senior secured convertible notes (the “Notes”) issued to the selling stockholders pursuant to the securities purchase agreement, dated as of January 4, 2023, by and between us and the selling stockholders (the “PIPE Securities Purchase Agreement”), and (ii) 82,186,544 additional shares of common stock that we are required to register pursuant to a registration rights agreement between us and certain selling stockholders obligating us to register 200% of the maximum number of shares of common stock issuable upon conversion of the Notes;
●	Up to 32,154,344 shares of common stock (the “PIPE Warrant Stocks”), consisting of (i) 16,077,172 shares of our common stock issued or issuable upon the exercise of warrants (the “PIPE Warrants”) that were issued pursuant to the PIPE Securities Purchase Agreement, and (ii) 16,077,172 additional shares of common stock that we are required to register pursuant to a registration rights agreement between us and certain selling stockholders obligating us to register 200% of the maximum number of shares of common stock issuable upon exercise of the PIPE Warrant Stocks; and
●	Up to 700,000 shares of common stock (the “Placement Agent Warrant Stocks”) issued or issuable upon the exercise of placement agent warrants (the “Placement Agent Warrants”) that were issued to the placement agent pursuant to the PIPE placement agency agreement (the “PIPE Placement Agency Agreement”), dated as of January 4, 2023.

If and when the selling stockholders or placement agent convert and/or exercise their warrants or Notes, as the case may be, after the selling stockholders or the placement agents has acquired the shares, the selling stockholders or the placement agent may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, issuances to the selling stockholders or the placement agent upon exercise of their warrants or conversion of the Notes could result in substantial dilution to the interests of other holders of our common stock. Even though the current trading price is significantly below our IPO price, the selling shareholders or the placement agent may have an incentive to sell because they will still profit because of the lower price that they acquired their shares than the retail investors. Additionally, the issuance of a substantial number of shares of our common stock to the selling stockholders or the placement agent, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

You may experience future dilution as a result of future equity offerings and other issuances of our securities.

In order to raise additional capital, we may in the future offer additional common stocks or other securities convertible into or exchangeable for our common stocks at prices that may not be the same as the price per share paid by the investors in this offering. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by the investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional common stocks or securities convertible into common stocks in future transactions may be higher or lower than the price per share paid to the selling stockholders. Our stockholders will incur dilution upon exercise of any outstanding stock options, warrants or other convertible securities or upon the issuance of common stocks under our share incentive programs.

We expect to require additional capital in the future in order to develop our business operations. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Future sales of substantial amounts of the shares of common stock by existing stockholders could adversely affect the price of our common stock.

If we or our existing stockholders, our directors or their affiliates or certain of our executive officers, sell a substantial number of our common stocks in the public market, including the Resale Shares once issuable upon exercise of the PIPE Warrants and the Placement Agent Warrants, the market price of our common stocks could decrease significantly. The perception in the public market that we or our stockholders might sell our common stocks could also depress the market price of our common stocks and could impair our future ability to obtain capital, especially through an offering of equity securities.

The market price of our common stocks may be subject to fluctuation and you could lose all or part of your investment.

Our common stocks were first offered publicly in our IPO in August 2022 at a price of $5.00 per share, and our common stocks have subsequently traded as high as $656.54 per share and as low as $0.647 per share through June 23, 2023. The market price of our common stocks on the Nasdaq Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stocks and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business .

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

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)	Expiration date
Manufacturing factory	Room 501, No. 5 Luotang Road, Dongcheng District, Dongguan, Guangdong, PRC	4,400	600	December 31, 2024

Principal Office	Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen, Guangdong, China	82,000	303	July 31, 2025

Additional office	No. 41-46, Building D, Block B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	45,000	720	January 31, 2024

Warehouse and additional office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	30,000	605	May 31, 2024

We also have 848 logistics points and they are located in 11 provinces and three municipalities in the PRC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our common stock is currently quoted on the Nasdaq under the symbol “ATXG.”

Trading in stocks quoted on the Nasdaq is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

We received our trading symbol on September 12, 2016 and were first quoted on September 12, 2016 but no shares were traded until December 12, 2016.

Holders of Our Common Stock

37,395,420 shares of common stock were issued and outstanding as of June 30, 2023. They were held by a total of 550 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2023 and March 31, 2022. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2023 and 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three segments: garment manufacturing, logistics services, property management and subleasing, and .

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (xi) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”), (xii) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xiii) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (ix) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”), (x) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xi) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”).

In February 2023, the Company disposed DY to an independent third party respectively.

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesaler located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), Shantou Yi Bai Yi Garment Co., Ltd (“YBY”), Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd (“ZHJ”), and Dongguan Aotesi Garments Co., Ltd., (“AOT”), which are located in the Guangdong province, China.

Our logistics business consists of delivery and courier services covering 86 cities in 11 provinces and 3 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) and Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in the garment market. We conduct our property management and subleasing operation through a wholly owned subsidiary, namely Dongguan Yingxi Daying Commercial Co., Ltd. (“DY”), which is located in the Guangdong province, China.

In February 2023, the Company disposed of DY to an independent third party at fair value, which was also its carrying value as of February 28, 2023.

The business operations, customers and suppliers of DY were retained by the Company; therefore, the disposition of the subsidiary did not qualify as discontinued operations.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2023, we provide logistic service to over 86 cities in approximately eleven provinces and three municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2024.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. In February 2023, the Company disposed of DY to an independent third party at fair value, which was also its carrying value as of February 28, 2023.

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

Accounting for Convertible Instruments: In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the years ended March 31, 2023 and 2022

The following tables summarize our results of operations for the years ended March 31, 2023 and 2022. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	2023		2022		Changes in 2023 compared to 2022
	(In U.S. dollars, except for percentages)
Revenue	$7,944,171	100.0%	$12,690,633	100%	$(4,746,462)	(37.4)%
Cost of revenues	(6,103,110)	(76.8)%	(10,627,379)	(83.7)%	4,524,269	42.6%
Gross profit (loss)	1,841,061	23.2%	2,063,254	16.3%	(222,193)	(10.8)%
Operating expenses	(2,303,976)	(29.0)%	(2,120,259)	(16.7)%	(183,717)	(8.7)%
Loss from operations	(462,915)	(5.8)%	(57,005)	(0.4)%	(405,910)	(712.1)%
Other income, net	320,556	4.0%	160,570	1.3%	159,986	99.6%
Fair value gain or loss	2,983,538	37.6%	-	-	2,983,538	100%
Net finance cost	(1,499,379)	(18.9)%	(2,073)	(0.0)	(1,497,306)	15,152.8%
Income tax expense	(22,143)	(0.3)%	(23,494)	(0.2)%	1,351	5.8%
Net income	$1,319,657	16.6%	$77,998	0.6%	$1,241,659	1,591.9%

Revenue

Total revenue for the year ended March 31, 2023 significantly decreased by approximately $4.7 million, or approximately 37.4%, as compared with the year ended March 31, 2022. The decrease was mainly due to the decrease of revenue from the garment manufacturing business.

Revenue generated from our garment manufacturing business contributed approximately $0.2 million, or approximately 2.2%, of our total revenue for the year ended March 31, 2023. Revenue generated from the segment contributed approximately $2.5 million, or approximately 19.9%, of our total revenue for the year ended March 31, 2022. The decrease of approximately $2.3 million was mainly due to factory facilities renewal and repair, remaining factories cannot provide as much capacity as before. We estimate the capacity will appear to recover at second quarter of FY2024.

Revenue generated from our logistics services business contributed approximately $4.6 million, or approximately 58.2%, of our total revenue for the year ended March 31, 2023. Revenue generated from the segment contributed approximately $5.3 million, or approximately 42.0%, of our total revenue for the year ended March 31, 2022. The increase of approximately $0.7 million was mainly due to development of company’s business.

Revenue generated from our property management and subleasing business contributed approximately $3.1 million, or approximately 39.0%, of our total revenue for the year ended March 31, 2023. Revenue generated from our property management and subleasing business contributed approximately $4.3 million, or approximately 33.6%, of our total revenue for the year ended March 31, 2022. The decrease of approximately $1.2 million was mainly due to the increase in sub-leasing rate of the property.

Cost of revenue

	2023		2022		Increase (decrease) in 2023 compared to 2022
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$177,549	100.0%	$2,525,440	100.0%	$(2,347,891)	(93.0)%
Raw materials	28,333	16.0%	1,746,174	69.1%	(1,717,841)	(98.4)%
Labor	97,065	54.7%	547,695	21.7%	(450,630)	(82.3)%
Other and Overhead	6,942	3.9%	21,800	0.9%	(14,858)	(68.2)%
Total cost of revenue for garment manufacturing	132,340	74.5%	2,315,669	91.7%	(2,183,329)	(94.3)%
Gross profit for garment manufacturing	45,209	25.5%	209,771	8.3%	(164,562)	(78.4)%

Net revenue for logistics services	4,621,125	100.0%	5,332,291	100.0%	(711,166)	(13.3)%
Fuel, toll and other cost of logistics services	2,428,462	52.6%	1,915,305	35.9%	513,157	26.8%
Subcontracting fees	1,074,846	23.2%	2,285,530	42.9%	(1,210,684)	(53.0)%
Total cost of revenue for logistics services	3,503,308	75.8%	4,200,835	78.8%	(697,527)	(16.6)%
Gross Profit for logistics services	1,117,817	24.2%	1,131,456	21.2%	(13,639)	(1.2)%

Net revenue for property management and subleasing	3,096,914	100.0%	4,265,218	100.0%	(1,168,304)	(27.4)%
Total cost of revenue for property management and subleasing	2,444,962	78.9%	3,588,811	84.1%	(1,143,849)	(31.9)%
Gross Profit for property management and subleasing	651,952	21.1%	676,407	15.9%	(24,455)	(3.6)%

Net revenue for corporate and others	48,583	100.0%	567,684	100.0%	(519,101)	(91.4)%
Other and Overhead	22,500	46.3%	522,065	92.0%	(499,565)	(95.7)%
Total cost of revenue for corporate and others	22,500	46.3%	522,065	92.0%	(499,565)	(95.7)%
Gross profit for corporate and others	26,083	53.7%	45,619	8.0%	(19,536)	(42.8)%

Total cost of revenue	$6,103,110	76.8%	$10,627,380	83.7%	$(4,524,270)	(42.6)%
Gross profit	$1,841,061	23.2%	$2,063,253	16.3%	$(222,192)	(10.8)%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw materials cost for our garment manufacturing business was approximately 16.0% of our total garment manufacturing business revenue in the year ended March 31, 2023, as compared with approximately 69.1% in the year ended March 31, 2022. The decrease in raw materials cost for our garment manufacturing business was mainly due to decrease of manufacturing during renovation of the factory.

Labor costs for our garment manufacturing business were approximately 54.7% of our total garment manufacturing business revenue in the year ended March 31, 2023, as compared with 21.7% in the year ended March 31, 2022. The increase in labor costs for our garment manufacturing business was mainly due to the increase of sub-contracting business in AOT.

Overhead and other expenses for our garment manufacturing business accounted for approximately 3.9% and 0.9% of our total garment manufacturing business revenue for the years ended March 31, 2023 and 2022, respectively.

For our logistic business, we outsource some of the business to our subcontractors. Our subcontractors are contract logistic service providers. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 25.2% and 14.8% of total cost of revenues for our service segment for the years ended March 31, 2023 and 2022, respectively. The increase in subcontracting fee to the largest contractor was mainly to optimize resources and cost efficiencies. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our logistics business for the year ended March 31, 2023 was approximately $2.4 million, as compared with $1.9 million for the year ended March 31, 2022. Fuel, toll and other costs for our logistics business accounted for approximately 52.6% of our total service revenue for the year ended March 31, 2023, as compared with approximately 35.9% for the year ended March 31, 2022.

Subcontracting fees for our logistics business for the year ended March 31, 2023 decreased to approximately $1.1 million from $2.3 million for the year ended March 31, 2022, representing a decrease of approximately 53.0%. Subcontracting fees accounted for 23.2% and 42.9% of our total logistics business revenue in the years ended March 31, 2023 and 2022, respectively.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the year ended March 31, 2023 was $2.4 million, approximately 78.9% of our total property management and subleasing business revenue, as compared with $3.6 million, approximately 84.1% of total property management and subleasing business revenue for the year ended March 31, 2022.

Gross profit

Gross profit of garment manufacturing business for the year ended March 31, 2023 was approximately $0.05 million, as compared with approximately $0.2 million for the year ended March 31, 2022. Gross profit ratio was approximately 25.5% of revenue of the segment, as compared with approximately 8.3% for the year ended March 31, 2022.

Gross profit of our logistics services business for the year ended March 31, 2023 was approximately $1.1 million and gross profit ratio was approximately 24.2%. Gross profit of the segment for the year ended March 31, 2022 was approximately $1.1 million and gross profit ratio was approximately 21.2%. The increase in the gross profit ratio was mainly because of a decrease of subcontracting fees.

Gross profit of our property management and subleasing business for the year ended March 31, 2023 was approximately $0.7 million, representing approximately 21.1% of our total property management and subleasing business revenue. Gross profit in our property management and subleasing business for the year ended March 31, 2022 was $0.7 million, or 15.9% of our total property management and subleasing business revenue.

					Changes in 2023
	2023		2022		compared to 2022
	(In U.S. dollars, except for percentages)
Gross profit	$1,841,061	100%	$2,063,254	100%	(222,193)	(10.8)%
Operating expenses:
Selling expenses	(78,769)	(4.3)%	(206,251)	(10.5)%	127,482	61.8%
General and administrative expenses	(2,225,207)	(120.9)%	(1,914,008)	(97.7)%	(311,199)	(16.3)%
Total	$(2,303,976)	(125.1)%	$(2,120,259)	(108.2)%	(183,717)	(8.7)%
Loss from operations	$(462,915)	(25.1)%	$(57,005)	(8.2)%	(405,910)	(712.1)%

Selling, General and administrative expenses

We have selling expenses mainly in our property management and subleasing business. It was $0.1 million and $0.2 million for the year ended March 31, 2023 and 2022, respectively. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing segment for the years ended March 31, 2023 and 2022 were approximately $0.11 million and $0.13 million, respectively. Our general and administrative expenses in our logistics services segment for the year ended March 31, 2023 and 2022 was approximately $0.83 million and $0.89 million, respectively. The general and administrative expenses in our property management and subleasing business were approximately $0.31 million and $0.37 million for the years ended March 31, 2023 and 2022. Our general and administrative expenses in our corporate office for the years ended March 31, 2023 and 2022 were approximately $0.97 million and $0.52 million, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2023 increased approximately 16.3% to approximately $2.2 million from approximately $1.9 million for the year ended March 31, 2022.

Loss from operations

Loss from operations for the years ended March 31, 2023 and 2022 was approximately $0.5 million and $0.06 million, respectively. Loss from operations of approximately $0.07 million and $0.08 million was attributed from our garment manufacturing segment for the years ended March 31, 2023 and 2022, respectively. Income from operations of approximately $0.28 million and $0.24 million was attributed from our logistics services segment for the years ended March 31, 2023 and 2022, respectively. Income from operations of $0.27 million and $0.1 million was attributed from our property management and subleasing business for the years ended March 31, 2023 and 2022. We incurred general and administrative expenses in corporate office of approximately $0.9 million and approximately $0.5 million for the years ended March 31, 2023 and 2022, respectively.

Income Tax Expenses

Income tax expense for the years ended March 31, 2023 and 2022 was both $0.02 million. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2023 and 2022.

WFOE and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as WFOE and YX had no taxable income for the years ended March 31, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. Yingxi’s operating companiesare subject to progressive EIT rate from 5% to 15% in year ended March 31, 2023. The preferential tax rates will be expired at the end of year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2023 and 2022.

Net Profit

We incurred a net profit of approximately $1.3 million and $0.08 million for the years ended March 31, 2023 and 2022, respectively. Our basic and diluted earnings per share were $0.04 and $0.00 for the year ended March 31, 2023 and 2022, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2023 and 2022 is as follow:

	2023	2022
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$(1,569,159)	$1,090,872
Net cash used in investing activities	$(21,168,153)	$(198,122)
Net cash provided by (used in) financing activities	$21,845,838	$(1,372,803)

Net cash provided by operating activities in the year ended March 31, 2023 decreased by approximately $2.7 million compared with that of the year ended March 31, 2022. It was mainly because the net profit adjusted to cash provided (used in) operating activities of fiscal year ended March 31, 2023 was approximately $0.3 million less than the amount of the fiscal year ended March 31, 2022. The movement of operating assets and liabilities of the year ended March 31, 2023 resulted in cash outflow of approximately $2.4 million mainly due to cash inflow from decrease of account receivable in prior year was $2.3 million more than that in current year. We aim to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the year ended March 31, 2023 was approximately $21.0 million more as compared to the year ended March 31, 2022. It was mainly due to the purchase of debt securities of $17.5 million in the year ended March 31, 2023, payment of long-term loan of $2.5 million to an independent third party, and the purchase of plant and equipment in the year ended March 31, 2023 was approximately $0.2 million less than the purchase of plant and equipment in prior year. For the year ended March 31, 2023, the Company also had a cash decrease of approximately $1.2 million in disposal of one subsidiary in property management and subleasing segment.

Net cash provided by financing activities for the year ended March 31, 2023 was approximately $23.2 million more than the year ended March 31, 2022. It was mainly because the Company received the proceeds of $22.7 million from its initial public offering (“IPO”), the proceeds of $15.0 million from issuance of the Notes and warrants and deposit of $14.75 million to the restricted cash account pursuant to the PIPE Securities Purchase Agreement.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, we had cash on hand of approximately $0.6 million and restricted cash of approximately $14.8 million, total current assets of approximately $37.8 million and current liabilities of approximately $3.5 million. We presently finance our operations primarily from cash flows from revenue, fund raising from our IPO proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in the mainland China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of March 31, 2023, the market foreign exchange rate had decreased to RMB6.87 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the years ended March 31, 2023 and 2022 was $0.2 million and $(0.1) million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Addentax Group Corp. (the “Company”) as of March 31, 2023, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the result of its operations and its cash flow for year then ended March 31, 2023, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The Company conducted transactions with its related parties and affiliates during the normal course of its business in 2023. The Company has entered into a number of transactions with these related parties, including accrued of director remuneration which represented as costs and expenses to the Company. We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

●Conducted background checks, and reviewed other public research sources for information related to transactions between the Company and its related parties

●Performed confirmations for account balances with related parties

●Reviewed transaction details in the accounts payable system for transactions with related parties

●Examined the Company’s reconciliation of its related parties’ transactions and balances

●Tested expenses transactions between the Company and its related parties

/s/ Pan-China Singapore PAC (6255)
Chartered Accountants
Singapore
June 29, 2023

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

Lakewood, Colorado
June 29, 2023

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2023	March 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$562,711	$1,390,644
Accounts receivables	1,858,889	2,164,970
Debt securities held-to-maturity	17,718,750	-
Inventories	285,528	266,596
Other receivables	959,196	575,210
Advances to suppliers	1,281,075	1,181,466
Amount due from related party	375,092	110,242
Total current assets	23,041,241	5,689,128

NON-CURRENT ASSETS
Plant and equipment, net	649,120	836,419
Operating lease right of use asset	272,488	6,530,017
Long-term prepayment	90,032	31,496
Restricted Cash	14,750,000
Long-term receivables	2,500,000	-
Total non-current assets	18,261,640	7,397,932
TOTAL ASSETS	$41,302,881	$13,087,060

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$137,468	$151,090
Accounts payable	267,501	1,334,483
Related party borrowings	2,384,633	3,694,989
Advances from customers	2,152	2,375
Accrued expenses and other payables	606,843	1,445,473
Lease liabilities, current portion	127,101	3,763,931
Total current liabilities	3,525,698	10,392,341

NON-CURRENT LIABILITIES
Convertible debts	11,219,519	-
Derivative liabilities	2,290,483	-
Lease liability, net of current portion	145,387	2,766,086
Total non-current liabilities	13,655,389	2,766,086
TOTAL LIABILITIES	17,181,087	13,158,427

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 35,454,670 and 26,693,004 shares issued and outstanding as of March 31, 2023 and 2022, respectively)	$35,455	$26,693
Additional paid-in capital	29,528,564	6,815,333
Statutory reserve	28,457	13,821
Accumulated deficits	(5,451,209)	(6,756,230)
Accumulated other comprehensive income (loss)	(19,473)	(170,984)
Total equity (deficit)	24,121,794	(71,367)
TOTAL LIABILITIES AND EQUITY	$41,302,881	$13,087,060

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022
REVENUES	$7,944,171	$12,690,633

COST OF REVENUES	(6,103,110)	(10,627,379)

GROSS PROFIT	$1,841,061	$2,063,254)

OPERATING EXPENSES
Selling and marketing	(78,769)	(206,251)
General and administrative	(2,225,207)	(1,914,008)
Total operating expenses	$(2,303,976)	$(2,120,259)

LOSS FROM OPERATIONS	(462,915)	(57,005)
Change in fair value of warrants and embedded conversion feature	2,983,538	-
Interest income	8,463	7,818
Interest expenses	(1,507,842)	(9,891)
Other income (expenses), net	320,556	160,570

INCOME BEFORE INCOME TAX EXPENSE	$1,341,800	$101,492

Income tax expense	(22,143)	(23,494)

NET INCOME	1,319,657	77,998
Foreign currency translation gain / (loss)	151,511	(67,867)
TOTAL COMPREHENSIVE INCOME	$1,471,168	$10,131

EARNING PER SHARE
Basic	$0.04	$0.00
Weighted average number of shares outstanding – Basic	30,340,967	26,693,004
Diluted	$0.04	$0.00
Weighted average number of shares outstanding – Diluted	35,680,006	26,693,004

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Additional	Retained earnings		Accumulated other	Total
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Equity (Deficit)
BALANCE AT MARCH 31, 2021	26,693,004	$26,693	$6,815,333	$(6,834,228)	$13,821	$(103,117)	$(81,498)

Foreign currency translation	-	-	-	-	-	(67,867)	(67,867)
Net income for the year	-	-	-	77,998	-	-	77,998
BALANCE AT MARCH 31, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)

Issuance of common stocks	8,761,666	8,762	22,713,231	-	-	-	22,721,993
Appropriation of Statutory reserve	-	-	-	(14,636)	14,636	-	-
Foreign currency translation	-	-	-	-	-	151,511	151,511
Net income for the year	-	-	-	1,319,657	-	-	1,319,657
BALANCE AT MARCH 31, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,319,657	$77,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	344,896	157,604
Amortization of debt discount	1,493,541	-
Investment income	(218,750)	-
Fair value gain or loss	(2,983,539)	-
Changes in operating assets and liabilities:
Accounts receivable	306,081	2,592,548
Inventories	(18,932)	3,838
Advances to suppliers	(99,609)	(826,012)
Other receivables	(1,321,003)	108,951
Accounts payables	(1,262,127)	(1,786,890)
Accrued expenses and other payables	870,849	763,489
Advances from customers	(223)	(654)
Net cash (used in) provided by operating activities	$(1,569,159)	$1,090,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(198,122)
Purchase of debt securities	(17,500,000)	-
Long-term receivables	(2,500,000)	-
Cash decreased in disposal of subsidiaries	(1,168,153)	-
Net cash used in investing activities	$(21,168,153)	$(198,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	3,337,373	4,512,014
Repayment of related party borrowings	(4,461,510)	(5,878,286)
Repayment of bank borrowings	(2,018)	(6,531)
Proceeds from issuance of convertible debt and warrants	15,000,000	-
Restricted cash	(14,750,000)	-
Proceeds from issuance of common stocks	22,721,993	-
Net cash provided by (used in) financing activities	$21,845,838	$(1,372,803)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(891,474)	(480,053)
Effect of exchange rate changes on cash and cash equivalents	63,541	25,620
Cash and cash equivalents, beginning of year	1,390,644	1,845,077
CASH AND CASH EQUIVALENTS, END OF YEAR	$562,711	$1,390,644

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	-	116
Cash paid during the year for income tax	21,442	23,494
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	-	470,763
Transfer of Right-of-use assets due to disposal of subsidiary	(3,025,985)	-

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

1. ORGANIZATION AND BUSINESS ACQUISITIONS

ATXG and its subsidiaries (the “Company”) are engaged in the business of garments manufacturing, providing logistic services, property leasing and management service in the People’s Republic of China (“PRC” or “China”).

As of March 31, 2023, the Company’s principal subsidiaries consisted of the following entities:

Name of entity	Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group in 2023	% of effective ownership interest held by the Group in 2022
Yingxi Industrial Chain Group Co., Ltd. (“Yingxi Seychelles”)	Republic of Seychelles	Investment holding	Addentax Group Corp.	100%	100%
Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”)	Hong Kong SAR	Investment holding	Yingxi Industrial Chain Group Co., Ltd.	100%	100%
Qianhai Yingxi Textile & Garments Co., Ltd. (“WFOE”)	P. R. China	Investment holding	Yingxi Industrial Chain Investment Co., Ltd.	100%	100%
Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd. (“YX”)	P. R. China	Investment holding	Qianhai Yingxi Textile & Garments Co., Ltd.	100%	100%
Dongguan Heng Sheng Wei Garments Co., Ltd. (“HSW”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Yushang Clothing Co., Ltd. (“YS”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shantou Yi Bai Yi Garment Co., Ltd. (“YBY”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Aotesi Garments Co.,Ltd. (“AOT”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Xin Kuai Jie Transportation Co., Ltd. (“XKJ”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Peng Fa Logistic Co., Ltd. (“PF”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Tongda Logistic Co., Ltd. (“TD”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd. (“ZHJ”)	P. R. China	Building decoration designing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Yingxi Daying Commercial Co., Ltd. (“DY”)	P. R. China	Property Management & Subleasing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%

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

(b) Principles of Consolidation.

The consolidated financial statements include the accounts of the Company and all subsidiaries, as discussed above. A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting powers; or has the power to appoint or remove the majority of the members of the board of directors; or to cast a majority of votes at the meeting of directors; or has the power to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Fair Value Measurement

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

The Company has derivative liabilities, embedded conversion feature and warrants that are not traded in an active market with readily observable quoted prices, and therefore the Company used significant unobservable inputs (Level 3) to measure the fair value of these options and derivative liabilities at inception and at each subsequent balance sheet date. The change in fair value is recognized in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2023.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2023 and 2022.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e) Accounts Receivable

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

Accounts receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made for the years ended March 31, 2023 and 2022.

(f) Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the year ended March 31, 2023. Write-downs for obsolete finished goods for the year ended March 31, 2022 was approximately $0.02 million.

(g) Plant and Equipment

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

(h) Accounting for the Impairment of Long-Lived Assets

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

There was no impairment of long-lived assets as of March 31, 2023 and 2022.

(i) Revenue Recognition

Revenue is generated through sale of goods, delivery services, and provision of property management and subleasing. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product and service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules as of March 31, 2023 and 2022.

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

(j) Earnings Per Share

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

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to ordinary shareholders, as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of unvested restricted shares, ordinary shares issuable upon the exercise of outstanding share options using the treasury stock method, and ordinary shares issuable upon the conversion of convertible note, option and preferred shares using the if converted method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

For the year ended March 31, 2023, the Company had ordinary equivalent shares assumed converted from convertible note and warrants. The weighted average numbers of dilutive potential ordinary shares was 5,339,039 and Nil for the year ended March 31, 2023 and 2022, respectively.

(k) Income Taxes

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilized, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2023 and 2022.

The Company’s Chinese subsidiaries are governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2023 and 2022. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

The U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense was recorded relating to the Tax Act changes for the years ended March 31, 2023 and 2022.

(l) Leases

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

(m) Recently issued and adopted accounting pronouncements

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

Accounting for Convertible Instruments: In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4. DISPOSITION OF SUBSIDIARIES

The Company sold its subsidiary DY, the company in property management and subleasing segment on March 1, 2023 to a third party. After disposition, the subsidiary became third party to the Company. The Company will not have any business with DY nor the buyers after the disposal.

Financial position of the entities at disposal date and gain or loss on disposal:

Property Management and Subleasing Segment

Financial position of DY	March 1, 2023, date of disposal
Current assets	$2,496,622
Noncurrent assets	-
Current liabilities	(2,032,110)
Net assets	$464,512

The consideration was at the fair value as of date of disposal, which was also the carrying value of DY, resulting no gain or loss recognized on the disposal.

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the years:

Amount due from related party	2023	2022
Hongye Financial Consulting (Shenzhen) Co., Ltd.	-	110,242
Bihua Yang	375,092	-
	$375,092	$110,242

Being lease of the quarter ended March 31, 2022 paid on behalf of Hongye Financial Consulting (Shenzhen) Co., Ltd. for the shared office in Shenzhen.

Related party debt	2023	2022
Zhida Hong (1)	$901,110	$3,297,951
Hongye Financial Consulting (Shenzhen) Co., Ltd.	45,841	-
Bihua Yang (2)	-	31,738
Dewu Huang (3)	1,305,758	212,290
Jinlong Huang	131,924	153,010
	$2,384,633	$3,694,989

(1)	Being interest free loan as financial support from Zhida Hong to daily operation of the Company.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The decrease of related party debt was mainly due to the repayment of the debt.

The borrowing balances of related parties are unsecured, non-interest bearing and repayable on demand.

6. RESTRICTED CASH

The proceeds from issuance of the convertible note and warrants were deposited in a Holder Master Restricted Account with East West Bank controlled by the holders of the convertible note and warrants. The restricted cash will be released, over the period from the issuance date to the maturity date of the convertible note, when control account release events occur, which includes: (i) the Company’s receipt of a notice by the Holder electing to voluntarily effect a release of cash to the Company; (ii) the shareholder approval and registration of the new authorized shares according to the Securities Purchase Agreement; and (iii) any conversion of the convertible note.

7. DEBT SECURITIES HELD-TO-MATURITY

	March 31, 2023	March 31, 2022

Debt securities held-to-maturity	$17,718,750	$-

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of March 31, 2023, the coupon receivable is $218,750.

8. INVENTORIES

Inventories consist of the following as of March 31, 2023 and 2022:

	2023	2022
Raw materials	$19,484	$184,498
Work in progress	9,373	1,327
Finished goods	256,671	80,771
Total inventories	$285,528	$266,596

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

10. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of March 31, 2023 and 2022:

	2023	2022
Prepayment	10,913	14,046
Deposit	40,341	64,653
Receivable of consideration on disposal of subsidiaries	708,457	269,798
Other receivables	199,485	226,713
	$959,196	$575,210

11. PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2023 and 2022:

	2023	2022
Production plant	$68,345	$74,034
Motor vehicles	1,100,683	1,192,296
Office equipment	26,025	28,191
	1,195,053	1,294,521
Less: accumulated depreciation	(545,933)	(458,102)
Plant and equipment, net	$649,120	$836,419

Depreciation expense for the years ended March 31, 2023 and 2022 was $137,818 and $132,152, respectively.

12. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will be expired in August 2025.

13. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2023, the Company has borrowed $137,468 (RMB944,255) (March 31, 2022: $151,090, or RMB958,079) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

14. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2023 and 2022.

YX were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2023 and 2022. The preferential tax rate will be expired at end of year 2023 and the EIT rate will be 25% from year 2024.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2023 and 2022.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2023	2022
PRC statutory tax rate	25%	25%
Computed expected benefits	$335,450	$25,373
Temporary differences	(6,089)	(350)
Permanent difference	(309,661)	(106,866)
Changes in valuation allowance	2,443	105,337
Reported income tax expense	$22,143	$23,494

As of March 31, 2023, the accumulated tax losses in China amounting to $2.1 million (2022: $1.9 million) will expire in five years. As of March 31, 2023, the accumulated net operating loss carried forward in the US entity was $6.6 million (2021: $4.8 million).

Deferred tax assets had not been recognized in respect of any potential tax benefit that may be derived from non-capital loss carry forward and property and equipment due to past negative evidence of previous cumulative net losses and uncertainty upon restructuring. The management will continue to assess at each reporting period to determine the realizability of deferred tax assets.

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, YBY, AOT, ZHJ and YS enjoyed preferential VAT rate of 13%. Companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

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

15. CONSOLIDATED SEGMENT DATA

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

The Company used to have an operating segment named “Epidemic prevention supplies”, which included manufacturing, distribution and trading of epidemic prevention supplies. As the COVID-19 pandemic is near an endemic, the Company ceased to operate in the Epidemic prevention supplies business in the first quarter of 2023. The remaining assets of the segment were reclassified into the “Corporate and others” segment. The corresponding items of segment information for the earlier periods were restated to reflect the change of the new segment structure.

Selected information in the segment structure is presented in the following tables:

	Year ended
	March 31,
Revenues from external customers	2023	2022
Garments manufacturing segment	177,549	2,525,440
Logistics services segment	4,621,125	5,332,291
Property management and subleasing	3,096,914	4,265,218
Total of reportable segments	7,895,588	12,122,949
Corporate and other	48,583	567,684
Total consolidated revenue	$7,944,171	$12,690,633

Income (loss) from operations by segment for year ended March 31, 2023 and 2022 are as follows:

	Year ended
	March 31,
	2023	2022
Garments manufacturing segment	(68,215)	75,494
Logistics services segment	284,911	236,777
Property management and subleasing	267,359	96,490
Total of reportable segments	$484,055	408,761
Corporate and other	(946,970)	(465,766)
Total consolidated loss from operations	(462,915)	(57,005)

Depreciation and amortization by segment for year ended March 31, 2023 and 2022 are as follows:

	Year ended
	March 31,
	2023	2022
Garments manufacturing segment	2,400	2,641
Logistics services segment	334,708	123,513
Property management and subleasing	2,168	25,451
Total of reportable segments	$339,276	151,605
Corporate and other	5,620	5,999
Total consolidated depreciation and amortization	$344,896	157,604

Financial cost by segment for year ended March 31, 2023 and 2022 are as follows:

	Year ended
	March 31,
	2023	2022
Garments manufacturing segment	7,206	8,015
Logistics services segment	387	604
Property management and subleasing	308	678
Total of reportable segments	$7,901	9,297
Corporate and other	1,499,941	594
Total consolidated financial cost	$1,507,842	9,891

Total assets by segment as of March 31, 2023 and March 31, 2022 are as follows:

Total assets	March 31, 2023	March 31, 2022
Garment manufacturing segment	$2,169,973	$1,784,020
Logistics services segment	2,476,841	2,610,469
Property management and subleasing	-	7,608,997
Total of reportable segments	4,646,814	12,003,486
Corporate and other	36,656,067	1,083,574
Consolidated total assets	$41,302,881	$13,087,060

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Revenues	Long-Lived Assets
China	7,944,171	1,011,640

Total	7,944,171	1,011,640

16. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2023 and 2022:

	2023	2022
Accrued wages and welfare	63,935	78,776
Accrued expenses	445,985	259,647
Other tax payable	34,988	55,814
Rental payable	25,739	27,882
Interest payable	26,226	20,835
Customers’ deposits	-	871,730
Advance payment from shareholder	-	125,000
Other payables	9,970	5,789
	$606,843	$1,445,473

17. FINANCIAL INSTRUMENTS

On January 4, 2023, the Company entered into a series of agreements with certain accredited investors, pursuant to which the Company received a net proceed of $15,000,000 in consideration of the issuance of:

●	senior secured convertible notes in the aggregate original principal amount of approximately $16.7 million with interest rate of 5% per annum (the “Convertible Notes”); The Convertible Notes shall be matured on July 4, 2024. The conversion price is $1.25, subject to adjustment under several conditions.
●	warrants to purchase up to approximately 16.1 million shares of common stock of the Company (the “Common Stock”) until on or prior to 11:59 p.m. (New York time) on the five-year anniversary of the closing date at an exercise price of $1.25 per share, also subject to adjustment under several conditions.

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of March 31, 2023, the balance of the Warrant was approximately $2.0 million.

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of March 31, 2023, the fair value of the conversion option was $0.3 million.

The Company determined that the other embedded features do not require bifurcation as they either are clearly and closely related to the Convertible Note or do not meet the definition of a derivative.

The total proceeds of the Convertible Note and the Warrants, net of issuance cost, of $15.0 million was received by the Company in January 2023, and allocated to each of the financial instruments as following:

As of January 4, 2023

Derivative liabilities – Fair value of the Warrants	$3,858,521
Derivative liabilities – Embedded conversion feature	1,247,500
Convertible Note	9,893,979
$15,000,000

In January 2023, the Company also granted to the placement agent a warrant as partial of agent fee to purchase 0.7 million shares of common stock of the Company. The warrant is matured in five years with an exercise price of $1.25 subject to adjustments under different conditions. The warrant was recognized as derivative liability and the initial fair value was $0.168 million.

As of March 31, 2023, there was not any conversion of the convertible note nor any exercise of warrants.

18. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company implemented a new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2023, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

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

The following table summarizes the components of lease expense:

	2023	2022

Operating lease cost	3,341,042	3,862,342
Short-term lease cost	78,663	84,089
	3,419,705	3,946,431

The following table summarizes supplemental information related to leases:

	2023	2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$3,419,705	$3,946,431
Right-of-use assets obtained in exchange for new operating leases liabilities	-	470,763
Transfer of Right-of-use assets due to disposal of subsidiary	(3,025,985)	-
Weighted average remaining lease term - Operating leases (years)	2.2	1.8
Weighted average discount rate - Operating leases	4.75%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending March 31	Lease cost
2024	$133,138
2025	122,409
2026	38,881
Total lease payments	294,428
Less: Interest	(21,940)
Total	$272,488

19. SHARE CAPITAL AND RESERVES

Ordinary shares

In August 2022, the Company completed its IPO and 5,000,000 ordinary shares were issued and sold to the public, with proceeds of approximately $20.2 million, net of underwriter commissions and relevant offering expenses.

In September, 2022, 391,666 shares were issued upon cashless exercise of Underwriter Warrants.

On February 3, 2023, 3,370,000 shares were issued as pre-delivery shares to the placement agents.

In January 2023, the Company increased its authorized share capital and the authorized share capital is US$250,000 divided into 250,000,000 ordinary shares with par value of US$0.001 per share. There are 35,454,670 and 26,693,004 ordinary shares issued and outstanding at March 31, 2023 and 2022, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2023 and 2022 were $14,636 and $Nil, respectively. The balance of paid-up statutory reserve was $28,457 and $13,821 as of March 31, 2023 and 2022, respectively.

20. OTHER INCOME (EXPENSES), NET

	2023	2022

Investment income	$218,750	$-
Consultant fee income	-	70,000
Allowance for obsolete inventories	-	(17,541)
Penalty income from customers’ defaults	76,160	45,382
Subsidy from government	30,302	61,901
Donations	(8,029)	-
Other	3,373	828
	$320,556	$160,570

21. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which are 6.87 and 6.34 as at March 31, 2023 and March 31, 2022, respectively. Revenue and expenses are translated at the average yearly exchange rates, which are 6.85 and 6.42 for the two years ended March 31, 2023 and 2022, respectively. The equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The following are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as of March 31, 2023 and 2022.

Garment manufacturing segment

	March 31, 2023	March 31, 2022
Customer A	82.5%	85.3%
Customer B	9.9%	11.4%
Customer C	4.0%	Nil	%
Customer D	3.5%	Nil	%

The high concentration as of March 31, 2023 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	March 31, 2023	March 31, 2022
Customer A	14.1%	1.1%
Customer B	11.4%	Nil %
Customer C	10.2%	19.1%
Customer D	9.5%	Nil %
Customer E	7.3%	8.2%

Property management and subleasing

There is no account receivable for Property management and subleasing segment as for March 31, 2023.

For the year ended March 31, 2023, one customer from logistics services segment provided more than 10% of total consolidated revenue of the Company, representing 11.4% of total revenue of the Company.

The following tables summarized the percentages of purchases from five largest suppliers of each of the reportable segment purchase for the years ended March 31, 2023 and 2022.

	Year ended
	March 31,
	2023	2022
Garment manufacturing segment	Nil %	99.3%
Logistics services segment	100.0%	96.4%
Property management and subleasing	100.0%	100.0%

Two and one suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2023 and 2022, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2023, the total outstanding borrowings amounted to $137,468 (RMB944,255) with various interest rate from 4.34% to 4.9% p.a. (Note 13)

22. SUBSEQUENT EVENTS

In April 2023, the board of directors of the Company resolved to release BF Borgers CPA PC (“Borgers”) as independent accountants and engaged Pan-China Singapore PAC (“Pan-China”) as the new independent auditor.

In June 2023, the Company entered into a share purchase agreement to acquire Dongguan Hongxiang Commercial Co., Ltd.’s entire equity with the relevant sellers. The consideration of the acquisition was approximately RMB3.2 million in cash.

The Company effected the amendment and combination to the outstanding shares of our common stock into a lesser number of outstanding shares (the “Reverse Stock Split Amendment”) on a ratio of one-for-ten, with effected date on June 26, 2023.

As at the date of this report, approximately $1.5 million of convertible note including principal and related accrued interest were converted into approximately 2.2 million ordinary shares. The effective average conversion price was $0.681 per share.

There are no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023   Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023   using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2023   the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023   based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	33	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	30	Chief Financial Officer and Treasurer	March 8, 2019

Hong Zhiwang	29	Director	March 13, 2019

Yu Jiaxin (1)(2)(3)	40	Independent Director	March 13, 2019

Alex. P. Hamilton (1)(2)(3)	49	Independent Director	May 10, 2021

Jiangping (Gary) Xiao (1)(2)(3)	42	Independent Director	May 12, 2021

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Mr. Huang Chao, Chief Financial Officer and Treasurer

Mr. Huang Chao earned two bachelor’s degrees, one in marketing from Shaoguan University, China in 2014 and the other in international logistics and trade finance from University of Northampton, United Kingdom in 2015. He earned his master’s degree in finance and investment management from University of Liverpool, United Kingdom in 2016 to broaden and deepen his knowledge in the accounting and finance field. After his graduation in 2016, he was appointed as a secretary to Chairman in Addentax Group Corp. He handles all Company’s filings to ensure the Company complies with regulations and advising on good corporate governance practice. Huang Chao interacts with the directors, general manager of each business unit, various regulatory and professional bodies such as the SEC, auditors and attorneys to ensure the compliance. His management experiences, and profound knowledge in finance make him well positioned for his role as Chief Financial Officer and Treasurer.

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

Alex P. Hamilton, Independent Director

Mr. Hamilton obtained his B.A. in Economics from Brandeis University in 1994. Mr. Alex P. Hamilton, age 49, has been the Chief Financial Officer of CBD Biotech Inc. since November 2018, and has also served as Director of CBD Biotech Inc. since April 2019. In April 2016, Mr. Hamilton founded Hamilton Laundry, and has served as its chief executive officer since then. Mr. Hamilton also founded Hamilton Strategy in November 2014, and has served as its chief executive officer since. From November 2013 to November 2014, Mr. Hamilton was the president of Kei Advisors. Mr. Hamilton was also the Co-Founder of Donald Capital LLC, and has served as its president since May 2019. Mr. Hamilton has been serving as an independent director and the chairman of the audit committee of Wunong Net Technology Company Limited (Nasdaq: WNW) since December 2020.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2023 and 2022:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Zhida Hong	2023	$17,229	0	0	0	0	0	0	$17,229
(CEO)	2022	$17,229	0	0	0	0	0	0	$17,229

Chao Huang	2023	$29,143	0	0	0	0	0	0	$29,143
(CFO)	2022	$22,187	0	0	0	0	0	0	$22,187

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

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Compensation of Directors

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex P. Hamilton	2023	$7,500	0	0	0	0	0	0	$7,500
(Independent Director)	2022	$0	0	0	0	0	0	0	$0

Jiaxin Yu	2023	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2022	$15,000	0	0	0	0	0	0	$15,000

Jiangping (Gary) Xiao	2023	$7,500	0	0	0	0	0	0	$7,500
(Independent Director)	2022	$0	0	0	0	0	0	0	$0

Ms. Yu Jiaxin has entered into an independent director agreement with the company, pursuant to which Ms. Yu will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2023, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage Ownership of Shares of Common Stock” is based on a total of 37,395,420   shares of our issued and outstanding common stock.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Directors and Officers

Hong Zhida	1,507,950	4.03%

Hong Zhiwang	501,171	1.34%

Huang Chao	25,720	0.07%

Alex. P. Hamilton	-	-

Yu Jiaxin	-	-

Jiangping (Gary) Xiao	-	-

All Officers and Directors (six persons)	2,034,841	5.44%

Owner of more than 5% of Class	-	-

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the year ended March 31, 2023, we have related party transactions as set forth below:

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	A manager of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances at the end of the years:

Amount due from related party	2023	2022
Hongye Financial Consulting (Shenzhen) Co., Ltd.	-	110,242
Bihua Yang	375,092	-
	$375,092	$110,242

Being lease of the quarter ended March 31, 2022 paid on behalf of Hongye Financial Consulting (Shenzhen) Co., Ltd. for the shared office in Shenzhen.

Related party debt	2023	2022
Zhida Hong (1)	$901,110	$3,297,951
Hongye Financial Consulting (Shenzhen) Co., Ltd.	45,841	-
Bihua Yang (2)	-	31,738
Dewu Huang (3)	1,305,758	212,290
Jinlong Huang	131,924	153,010
	$2,384,633	$3,694,989

(1)	Being interest free loan as financial support from Zhida Hong to daily operation of the Company.

(2)	Being financial support from Bihua Yang for XKJ’s daily operation.

(3)	The decrease of related party debt was mainly due to the repayment of the debt.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended March 31, 2023 and 2022, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees (1)	$145,000	$195,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$145,000	$195,000

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

PART IV

Item 15. Exhibits , Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000		S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000		8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated Bylaws		8-K	3.1	3/15/2019	333-206097
4.1	Description of Securities.	+
4.2	Form of Senior Secured Convertible Note		8-K	4.1	1/4/2023
4.3	Form of PIPE Warrant		8-K	10.2	1/4/2023
4.4	Form of Placement Agent Warrant		8-K	10.8	1/4/2023
10.1	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.2	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
10.4	Independent Director Agreement with Mr. Alex P. Hamilton		8-K	10.1	5/10/2021	333-206097
10.5	Independent Director Agreement with Ms. Yu Jiaxin		8-K	10.2	3/11/2019	333-206097
10.6	Independent Director Agreement with Jiangping (Gary) Xiao		8-K	10.1	5/13/2021	333-206097
10.7	Securities Purchase Agreement dated January 4, 2023		8-K	10.1	1/4/2023	001-41478
10.8	Form of Amendment No. 1 to Securities Purchase Agreement dated January 10, 2023		8-K	10.1	1/10/2023	001-41478
10.9	Form of Registration Rights Agreement		8-K	10.3	1/4/2023	001-41478
10.10	Form of Security and Pledge Agreement		8-K	10.4	1/4/2023	001-41478
10.11	Form of Guaranty Agreement		8-K	10.5	1/4/2023	001-41478
10.12	Form of Voting Agreement		8-K	10.6	1/4/2023	001-41478
10.13	Form of Placement Agency Agreement dated January 4, 2023		8-K	10.7	1/4/2023	001-41478
14.1	Code of Ethics		10-K/A	14.1	9/21/2018	333-206097
21.1	Subsidiaries of the Registrant.	+
23.1	Consent of Hiways Law Firm (Shenzhen)	+
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	+
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	+
32.1	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	+
32.2	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	+

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 29, 2023

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	CEO, President, Secretary and Director	June 29, 2023
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	CFO and Treasurer	June 29, 2023
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Hong Zhiwang		June 29, 2023
Hong Zhiwang	Director

/s/ Yu Jiaxin		June 29, 2023
Yu Jiaxin	Independent Director

/s/ Alex P. Hamilton		June 29, 2023
Alex P. Hamilton	Independent Director

/s/ Jiangping (Gary) Xiao		June 29, 2023
Jiangping (Gary) Xiao	Independent Director

*/s/ Hong Zhida
Hong Zhida
Attorney-in-Fact

