Form 10-Q
period 2023-06-30
ADDENTAX GROUP CORP.
filed 2023-08-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

+ (86) 755 86961 405

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ATXG	Nasdaq Capital Markets

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

As of August 14, 2023, there were 4,294,979 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2023 and 2022

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	June 30, 2023	March 31, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$487,215	$562,711
Restricted cash	5,750,000	-
Accounts receivables, net	1,963,293	1,858,889
Debt securities held-to-maturity	17,828,125	17,718,750
Inventories	265,742	285,528
Prepayments and other receivables	8,506,690	959,196
Advances to suppliers	1,903,164	1,281,075
Amount due from related party	510,708	375,092
Total current assets	37,214,937	23,041,241

NON-CURRENT ASSETS
Plant and equipment, net	586,492	649,120
Long-term prepayments	57,876	90,032
Restricted cash	-	14,750,000
Long-term receivables	2,500,000	2,500,000
Operating lease right of use asset	232,350	272,488
Total non-current assets	3,376,718	18,261,640
TOTAL ASSETS	$40,591,655	$41,302,881

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$130,176	$137,468
Accounts payable	254,288	267,501
Amount due to related parties	2,093,025	2,384,633
Advances from customers	-	2,152
Accrued expenses and other payables	462,469	606,843
Operating lease liability current portion	120,359	127,101
Total current liabilities	3,060,317	3,525,698

NON-CURRENT LIABILITIES
Convertible debts	8,510,226	11,219,519
Derivative liabilities	4,582,560	2,290,483
Operating lease liability	111,991	145,387
Total non-current liabilities	13,204,777	13,655,389
TOTAL LIABILITIES	$16,265,094	$17,181,087

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 3,739,581 and 35,454,670 shares issued and outstanding at June 30 and March 31, 2023, respectively)	$3,740	$35,455
Additional paid-in capital	32,406,317	29,528,564
Accumulated Deficit	(8,179,930)	(5,451,209)
Statutory reserve	28,457	28,457
Accumulated other comprehensive loss	67,977	(19,473)
Total equity	24,326,561	24,121,794)
TOTAL LIABILITIES AND EQUITY	$40,591,655	$41,302,881

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2023	2022

REVENUES	$1,052,506	$2,386,384

COST OF REVENUES	(815,597)	(1,929,700)

GROSS PROFIT	236,909	456,684

OPERATING EXPENSES
Selling and marketing	-	(5,642)
General and administrative	(497,858)	(404,940)
Total operating expenses	(497,858)	(410,582)

(LOSS) INCOME FROM OPERATIONS	(260,949)	46,102

Fair value gain or loss	(1,288,003)	-
Interest income	1,724	3,238
Interest expenses	(1,292,715)	(2,458)
Other income (expense), net	112,486	51,083

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(2,727,457)	97,965
INCOME TAX EXPENSE	(1,264)	(1,294)

NET (LOSS) INCOME	(2,728,721)	96,671
Foreign currency translation gain (loss)	87,450	105,149
TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,641,271)	$201,820

EARNINGS (LOSS) PER SHARE
Basic and diluted	(0.83)	0.00
Weighted average number of shares outstanding – Basic and diluted	3,273,964	26,693,004

See accompany notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT MARCH 31, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)
Foreign currency translation						105,149	105,149
Net income for the period				96,671			96,671
BALANCE AT JUNE 30, 2022	26,693,004	$26,693	$6,815,333	$(6,659,559)	$13,821	$(65,835)	$130,453

BALANCE AT MARCH 31, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794
Issuance of new shares	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656	-	-	-	-
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	2,846,038	-	-	-	2,846,038
Foreign currency translation	-	-	-	-	-	87,450	87,450
Net income for the period	-	-	-	(2,728,721)	-	-	(2,728,721)
BALANCE AT JUNE 30, 2023	3,739,581	$3,740	$32,406,317	$(8,179,930)	$28,457	$67,977	$24,326,561

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,728,721)	$96,671
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	74,783	35,883
Non-cash financial cost	1,290,818	-
Investment income	(109,375)	-
Fair value gain or loss	1,288,003	-
Changes in operating assets and liabilities
Accounts receivable	(104,404)	27,217
Inventories	19,786	3,337
Advances to suppliers	(622,089)	91,378
Other receivables	(47,494)	(443,140)
Accounts payables	(25,659)	(83,529)
Accrued expenses and other payables	(144,374)	549,880
Advances from customers	(2,152)	321
Net cash (used in) provided by operating activities	$(1,110,878)	$278,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	1,451,157	980,724
Repayment of related party borrowings	(1,831,373)	(364,452)
Release of restricted cash	1,350,000	-
Repayment of bank borrowings	-	(424)
Net cash provided by financing activities	$969,784	$615,848

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,094)	893,866
Effect of exchange rate changes on cash and cash equivalents	65,598	(52,162)
Cash and cash equivalents, beginning of the period	562,711	1,390,644
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$487,215	$2,232,348

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income tax	$1,264	$1,294
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,219	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACQUISITIONS

ATXG and its subsidiaries (the “Company”) are engaged in the business of garments manufacturing, providing logistic services, property leasing and management service in the People’s Republic of China (“PRC” or “China”).

2. BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated in consolidation. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on June 29, 2023 (“2023 Form 10-K”).

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

There is no change in the accounting policies for the three months ended June 30, 2023.

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

4. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of June 30, 2023 and March 31, 2023:

Amount due from related party	June 30, 2023	March 31, 2023
Zhida Hong	$58,079	$-
Bihua Yang	452,629	375,092
	$510,708	$375,092

Related party borrowings	June 30, 2023	March 31, 2023
Zhida Hong (1)	$-	$901,110
Hongye Financial Consulting (Shenzhen) Co., Ltd.	84,901	45,841
Dewu Huang (2)	1,917,581	1,305,758
Jinlong Huang	90,543	131,924
	$2,093,025	$2,384,633

(1)	Being interest free loan as financial support from Zhida Hong to daily operation of the Company.

(2)	Being interest free loan as financial support from Dewu Huang to pay for daily operating expenditures of YBY.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5. DEBT SECURITIES HELD-TO-MATURITY

	June 30, 2023	March 31, 2023

Debt securities held-to-maturity	$17,828,125	$17,718,750

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of June 30, and March 31, 2023, the coupon receivable was $328,125 and $218,750, respectively.

6. INVENTORIES

Inventories consist of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Raw materials	$16,147	$19,484
Work in progress	17,756	9,373
Finished goods	231,839	256,671
Total inventories	$265,742	$285,528

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

8. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Prepayment	16,031	10,913
Deposit	42,337	40,341
Receivable of consideration on disposal of subsidiaries	667,342	708,457
Receivable of consideration of convertible note issued (Note)	7,500,000	-
Other receivables	280,980	199,485
	$8,506,690	$959,196

Note: In June, one of the holder of the convertible note withdrawn the consideration of $7.5 million paid for the convertible note issued from the escrow account. The Company was negotiating with the holder on this matter. In July, the Company entered into a Waiver and Ratification Agreement with this holder of the Convertible Note. According to the agreement, the holder redeemed the full amount of $7.5 million for the Convertible Note and irrevocably waives any past, present or future claims, rights and obligations under the Note and the Warrant.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Production plant	$64,720	$68,345
Motor vehicles	1,042,298	1,100,683
Office equipment	24,645	26,025
	1,131,663	1,195,053
Less: accumulated depreciation	(545,171)	(545,933)
Plant and equipment, net	$586,492	$649,120

Depreciation expense for the three months ended June 30, 2023 and 2022 was $33,982 and $35,883, respectively.

10. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will be expired in August 2025.

11. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2023, the Company has borrowed $130,176 (RMB944,255) (March 31, 2023: $137,468) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

12. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2023 and 2022.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2023 and 2022. The preferential tax rate will be expired at end of year 2023 and the EIT rate will be 25% from year 2024.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2023 and 2022.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended
	June 30,
	2023	2022
PRC statutory tax rate	25%	25%
Computed expected benefits (expense)	(681,864)	24,491
Temporary differences	6,150	(40,566)
Permanent difference	82,125	(2,561
Changes in valuation allowance	594,853	19,930
Income tax expense	$1,264	$1,294

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of YXPF enjoyed the preferential VAT rate of 3% in 2023 and 2022. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

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

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,
Revenues from external customers	2023	2022
Garments manufacturing segment	$53,873	$40,426
Logistics services segment	998,633	1,390,882
Property management and subleasing	-	954,835
Total of reportable segments	1,052,506	2,386,143
Corporate and other	-	241
Total of reportable segments and consolidated revenue	$1,052,506	$2,386,384

Intersegment revenue
Garments manufacturing segment	-	-

(Loss) Income from operations by segment for the three ended June 30, 2023 and 2022 are as follows:

	Three months ended
	June 30,
	2023	2022
Garment manufacturing segment	$(22,155)	$(28,656)
Logistics services segment	1,934	120,041
Property management and subleasing	-	34,097
Total of reportable segments	(20,221)	125,482
Corporate and other	(240,728)	(79,380)
Total consolidated income from operations	$(260,949)	$46,102

Total assets by segment as of June 30, 2023 and March 31, 2023 are as follows:

Total assets	June 30, 2023	March 31, 2023
Garment manufacturing segment	$2,699,607	$2,169,973
Logistics services segment	2,272,917	2,476,841

Total of reportable segments	4,972,524	4,646,814
Corporate and other	35,619,131	36,656,067
Consolidated total assets	$40,591,655	$41,302,881

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended June 30,
	2023	2022
Revenues
China	1,052,506	2,386,384

	June 30, 2023	March 31, 2023
Long-Lived Assets
China	3,376,718	3,511,640

14. FINANCIAL INSTRUMENTS

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
$15,000,000

In January 2023, the Company also granted to the placement agent a warrant as partial of agent fee to purchase 0.7 million shares of common stock of the Company. The warrant is matured in five years with exercise price of $1.25 subject to adjustments under different conditions. The warrant was recognized as derivative liability and the initial fair value was $0.168 million.

The Company’s convertible notes obligations were as the following for the three months ended March 31, 2023 and 2022:

	Three months ended
	June 30,
	2023	2022
Carrying value – beginning balance	$11,219,519	$-
Converted to ordinary shares	(2,882,444)	-
Amortization of debt discount	914,196	-
Deferred debt discount and cost of issuance	(1,117,667)	-
Interest charge	376,622	-
Carrying value – ending balance	$8,510,226	$-

During the period, $1.5 million of the convertible notes was converted into approximately 2.3 million ordinary shares, with average effective conversion price of $0.6795 per share.

The Company’s derivative liabilities were as the following for the three months ended March 31, 2023 and 2022:

	Three months ended
	June 30,
	2023		2022
Derivative liabilities –Warrants	$		$-
Beginning balance		2,013,261	-
Marked to the market		805,302	-
Ending fair value		2,818,563	-

Derivative liabilities – Embedded conversion feature
Beginning balance		277,222	-
Converted to ordinary shares		(113,594)	-
Remeasurement on change of convertible price		1,117,667	-
Marked to the market		482,702	-
Ending fair value		1,763,997	-
			-
Total Derivative fair value at end of period		$4,582,560	$-

15. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2023, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 3 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended June 30,
	2023	2022
Operating lease cost	43,438	944,549
Short-term lease cost	23,557	20,444
	$66,995	$964,993

The following table summarizes supplemental information related to leases:

	Three months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$66,995	$964,993
Right-of-use assets obtained in exchange for new operating leases liabilities	1,219	-
Weighted average remaining lease term - Operating leases (years)	2.0	1.5
Weighted average discount rate - Operating leases	4.75%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending June 30	Lease cost
2024	$126,076
2025	114,096
2026	9,205

Total lease payments	249,377
Less: Interest	(17,027)
Total	$232,350

16. SHARE CAPITAL

The Company effected the amendment and combination to the outstanding shares of our common stock into a lesser number of outstanding shares (the “Reverse Stock Split Amendment”) on a ratio of one-for-ten, with effected date on June 26, 2023. After the reverse stock split, 3,739,581 ordinary shares are issued and outstanding as of June 30, 2023.

17. RISKS AND UNCERTAINTIES

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.25 and 6.87 as of June 30, 2023 and March 31, 2023, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.004 and 6.603 for the three months ended June 30, 2023 and 2022, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of June 30, 2023 and March 31, 2023.

Garment manufacturing segment

	June 30, 2023	March 31, 2023
Customer A	88.4%	85.3%
Customer B	10.6%	11.4%

The high concentration as of June 30, 2023 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	June 30, 2023	March 31, 2023
Customer A	24.2%	11.4%
Customer B	17.0%	14.1%
Customer C	8.8%	7.3%
Customer D	7.1%	2.5%
Customer E	6.9%	6.4%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for June 30, and March 31, 2023.

Epidemic prevention supplies segment

The accounts receivable of Epidemic prevention supplies segment as of June 30, 2022 was from one customer only. There was no more sales in year ended June 30, 2023.

Concentration on customers

For the three months ended June 30, 2023, three customers from Logistics services segment provided more than 10% of total revenue of the Company, represented 40.6% of total revenue of the Company for the three months.

For the three months ended June 30, 2022, one customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 13.1% of total revenue of the Company for the three months.

Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segment for the three months ended June 30, 2023 and 2022.

	Three months ended
	June 30,
	2023		2022
Garment manufacturing segment	Nil	%	Nil %
Logistics services segment	100.0%		100.0%
Property management and subleasing	Nil	%	100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2023, the total outstanding borrowings amounted to $130,176 (RMB944,255) with various interest rate from 4.3% to 4.9% p.a. (Note 10)

18. SUBSEQUENT EVENTS

On July 13, 2023, the Company entered into a Waiver and Ratification Agreement with one of the holders of the Convertible Note. According to the agreement, the holder redeemed the full amount of $7.5 million for the Convertible Note and irrevocably waives any past, present or future claims, rights and obligations under the Note and the Warrant.

In July 2023, approximately $2.4 million of convertible note including principal and related accrued interest were converted into approximately 0.44 million common stock. The effective average conversion price was $5.74 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2023 and 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol “ATXG”. We classify our businesses into three segments: garment manufacturing, logistics services, property management and subleasing.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2023, we provide logistics services to over 79 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit by the year end of 2023.

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

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of garment sales during our second and third quarters and higher logistics services revenue during our third and fourth quarters. These trends primarily result from the timing of seasonal garment manufacturing shipments and holiday periods in the logistics services segment.

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

Results of Operations for the three months ended June 30, 2023 and 2022

The following tables summarize our results of operations for the three months ended June 30, 2022 and 2021. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Changes in 2023
	2023		2022		compared to 2022
	(In U.S. dollars, except for percentages)
Revenue	$1,052,506	100.0%	$2,386,384	100%	$(1,333,878)	(55.9)%
Cost of revenues	(815,597)	(77.5)%	(1,929,700)	(80.9)%	1,114,103	57.7%
Gross profit	236,909	22.5%	456,684	19.1%	(219,775)	(48.1)%
Operating expenses	(497,858)	(47.3)%	(410,582)	(17.2)%	(87,276)	(21.3)%
(Loss) Income from operations	(260,949)	(24.8)%	46,102	1.9%	(307,051)	666.0%
Other income, net	112,486	10.7%	51,083	2.2%	61,403	120.2%
Fair value gain or loss	(1,288,003)		-	-	(1,288,003)
Net finance cost	(1,290,991)	(122.7)%	780	(0.1)%	(1,291,771)	52492.1%
Income tax expense	(1,264)	(0.1)%	(1,294)	(0.1)%	30	2.3%
Net (loss) income	$(2,728,721)	(259.3)%	$96,671	4.1%	$(2,825,392)	2922.7%

Revenue

Total revenue for the three months ended June 30, 2023 decreased significantly by approximately $1.3 million, or 55.9%, as compared with the three months ended June 30, 2022. The significant decrease was mainly because of the decrease of $0.4 million in logistics services and $0.9 million in property management and subleasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.05 million or 5.1% of our total revenue for the three months ended June 30, 2023. Revenue generated from garment manufacturing business contributed approximately $0.04 million or 1.7% of our total revenue for the three months ended June 30, 2022, respectively. The low level of sales was mainly due to factory facilities renewal and repair, remaining factories cannot provide the same capacity as previously. We estimate the capacity will appear to recover at second quarter of for the fiscal year ending 2024.

Revenue generated from our logistics services business contributed approximately $1.0 million or 94.9% of our total revenue for the three months ended June 30, 2023. Revenue generated from our logistic business contributed approximately $1.4 million or 58.3% of our total revenue for the three months ended June 30, 2022.

Revenue generated from our property management and subleasing business was nil for the three months ended June 30, 2023. The revenue from this business segment was $0.9 million or 40.0% of our total revenue of this business for the three months ended June 30, 2022.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$53,873	100.0%	$40,426	100%	$13,447	33.3%
Raw materials	26,377	49.0%	27,952	69.1%	(1,575)	(5.6)%
Labor	17,273	32.0%	8,544	21.1%	8,729)	102.2%
Other and Overhead	2,670	5.0%	579	1.4%	2,091	361.1%
Total cost of revenue for garment manufacturing	46,320	86.0%	37,075	91.7%	9,245	24.9%
Gross profit for garment manufacturing	7,553	14.0%	3,351	8.3%	4,202	125.4%
					0
Net revenue for logistics services	998,633	100.0%	1,390,882	100.0%	(392,249)	(28.2)%
Fuel, toll and other cost of logistics services	482,788	48.3%	602,584	44.3%	(119,796)	(19.9)%
Subcontracting fees	286,489	28.7%	441,196	31.7%	(154,707)	(35.1)%
Total cost of revenue for logistics services	769,277	77.0%	1,043,780	75.0%	(274,503)	(26.3)%
Gross Profit for logistics services	229,356	23.0%	347,102	25.0%	(117,746)	(33.9)%
					0
Net revenue for property management and subleasing	-	0%	954,835	100.0%	(954,835)	100.0%
Total cost of revenue for property management and subleasing	-	0%	848,451	88.9%	(848,451)	100.0%
Gross Profit for property management and subleasing	-	0%	106,384	11.1%	(106,384)	100.0%

Net revenue for epidemic prevention supplies	$-	0%	$241	100.0%	(241)	100.0%
Other and Overhead	-	0%	394	163.5%	(394)	100.0%
Total cost of revenue for epidemic prevention supplies	-	0%	394	163.5%	(394)	100.0%
Gross (loss) income for epidemic prevention supplies	-	0%	(153)	63.5%	153	100.0%
Total cost of revenue	$815,597	77.5%	$1,929,700	80.9%	$1,114,103	57.7%
Gross profit	$236,909	22.5%	$456,684	19.1%	$(219,775)	(48.1)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 49.0% of our total garment manufacturing business revenue for the three months ended June 30, 2023, as compared with 69.1% for the three months ended June 30, 2022. The decrease in percentages was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business was approximately 32.0% of our total garment manufacturing business revenue for the three months ended June 30, 2023, as compared with 21.1% for the three months ended June 30, 2022. The increase was mainly due to the rising wages in the PRC.

Overhead and other expenses for our garment manufacturing business accounted for approximately 5.0% of our total garment business revenue for the three months ended June 30, 2023, as compared with 1.4% of total garment business revenue for the three months ended June 30, 2022.

For our logistic business, we outsource some of the business to our contractors. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 37.2% and 35.6% of total cost of revenues for our service segment for the three months ended June 30, 2023 and 2022, respectively. The decreased was attributed to an increase usage of our own logistics as compared to the subcontractors during the COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended June 30, 2023 were approximately $0.5 million as compared with $0.6 million for the three months ended June 30, 2022. Fuel, toll and other costs for our service business accounted for approximately 48.3% of our total service revenue for the three months ended June 30, 2023, as compared with 44.3% for the three months ended June 30, 2022. The increase was primarily attributable to a decrease of usage of subcontractors during the COVID-19 epidemic.

Subcontracting fees for our service business for the three months ended June 30, 2023 decreased approximately 35.1% to $0.3 million from $0.4 million for the three months ended June 30, 2022. Subcontracting fees accounted for 28.7% and 31.7% of our total service business revenue in the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease of usage of subcontractors during the COVID-19 epidemic.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The Company disposed of DY in February, 2023. Therefore, there was no revenue from this segment in the quarter.

Gross profit

Garment manufacturing business gross profit for the three months ended June 30, 2023 was approximately $8,000, as compared with approximately $3,000 for the three months ended June 30, 2022. Gross profit accounted for 14.0% of our total garment manufacturing business revenue for the three months ended June 30, 2023, as compared to 8.3% for the three months ended June 30, 2022.

Gross profit in our logistics services business for the three months ended June 30, 2023 was approximately $229,000 and gross margin was 23.0%. Gross profit in our logistics services business for the three months ended June 30, 2022 was approximately $347,000 and gross margin was 25.0%. The decrease of gross profit ratio was mainly because the Company did not generate as many orders as before but the operating expenses is fixed which caused a decrease in gross profit.

Gross profit in our property management and subleasing business for the three months ended June 30, 2023 was nil. It was approximately $106,000, or 11.1% for the three months ended June 30, 2022.

	Three months ended June 30,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Gross profit	$236,909	100%	$456,684	100%	(219,775)	(48.1)%
Operating expenses:
Selling expenses	-	-	(5,642)	(1.2)%	5,642	100.0%
General and administrative expenses	(497,858)	(210.1)%	(404,940)	(88.7)%	92,918	22.9%
Total	$(497,858)	(210.1)%	$(410,582)	(89.9)%	87,276	21.3%
(Loss) Income from operations	$(260,949)	(110.1)%	$46,102	10.1%	(307,051)	(666.0)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was nil and approximately $6,000 for the three months ended June 30, 2023 and 2022, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended June 30, 2023 and 2022 was both approximately $32,000, respectively. Our general and administrative expenses in our logistics services segment for the three months ended June 30, 2023 and 2022 was both approximately $227,000, respectively. The general and administrative expenses in our property management and subleasing business was approximately nil and $67,000 for the three months ended June 30, 2023 and 2022, respectively. Our general and administrative expenses in our corporate office for the three months ended June 30, 2023 and 2022 was approximately $241,000 and $79,000, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2023 increased by approximately 22.9% to $498,000 from $405,000 for the three months ended June 30, 2022.

(Loss) Income from operations

Loss from operations for the three months ended June 30, 2023 was approximately $261,000, while income from operations for the three months ended June 30, 2022 was $46,000. Loss from operations of approximately $22,000 and $29,000 for the three months ended June 30, 2023 and 2022 was attributed from our garment manufacturing segment, respectively. Income from operations of approximately $2,000   and $120,000 was attributed from our logistics services segment for the three months ended June 30, 2023 and 2022, respectively. Income from operations of approximately nil and $34,000 for the three months ended June 30, 2023 and 2022 was attributed from our property management and subleasing business, respectively. We incurred expenses from operations in corporate office of approximately $241,000 and $79,000 for the three months ended June 30, 2023 and 2022, respectively. The increase of expenses from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2023 and 2022 was both approximately $1,000, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2023 and 2022.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2023. The preferential tax rates will be expired at end of year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2023 and 2022.

Net Income (Loss)

We incurred net loss of approximately $2.7 million for the three months ended June 30, 2023 and a net income of approximately $0.1 million for the three months ended June 30, 2022. Our basic and diluted earnings per share were ($0.83) and $0.00 for the three months ended June 30, 2023 and 2022, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2023 and 2022 is as follow:

	Three months ended June 30,
	2023	2022
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$(1,110,878)	$278,018
Net cash provided by financing activities	$969,784	$615,848

Net cash (used in) provided by operating activities in the three months ended June 30, 2023 was approximately $1.4 million less than that of the three months ended June 30, 2022. It was mainly due to (i) net loss with adjustments to reconcile net loss to cash flow of $0.2 million for the three months ended June 30, 2023 compared to the net income after adjustments to cash flow of $0.1 million for the three months ended June 30, 2022, (ii) the movement of operating assets and liabilities of the three months ended June 30, 2023 resulted in cash outflow of approximately $0.93 million, while the movement of operating assets and liabilities of the three months ended June 30, 2022 resulted in cash inflow of approximately $0.14 million. We will continue to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash provided by financing activities for the three months ended June 30, 2023 was approximately $0.4 million more than the three months ended June 30, 2022. It was mainly due to the release of restricted cash of approximately $1.6 million more than that of the three months ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, we had cash on hand of approximately $0.5 million, total current assets of approximately $37.2 million and current liabilities of approximately $3.1 million. We presently finance our operations from revenue, fund raising from our initial public offering proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2023, the market foreign exchange rate was RMB 7.25 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three months ended June 30, 2023 and 2022 was approximately $0.09 million and $0.11 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: August 14, 2023	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)