Form 10-K/A
period 2023-03-31
ADDENTAX GROUP CORP.
filed 2023-10-26
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41478

ADDENTAX GROUP CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	35-2521028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000
Address of principal executive offices, including zip code

+ (86) 755 8233 0336
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock	ATXG	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2023 was $26,924,702.4, based on the last reported sale price of $0.72 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2023	Public Float on June 28, 2023
Common Stock, $0.001 par value	37,395,420	12,681,916

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Auditor Firm ID	Auditor Name	Auditor Location
6255	Pan-China Singapore PAC	Singapore

EXPLANATORY NOTE

Addentax Group Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for its fiscal year ended March 31, 2023, previously filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “Annual Report”), solely for the purpose of including an exhibit that was unintentionally omitted from the Annual Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) or 15d-14(a) and Rule 13a-14(b) or 15d-14(b) are being filed as exhibits to this Amendment and the exhibit list included in Item 15 of Part IV of the Annual Report has been amended accordingly.

Except as described above, no other changes have been made to the Annual Report. This Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosures contained in the Annual Report that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the filing of the Annual Report.

i

ADDENTAX GROUP CORP.

FORM 10-K/A

(Amendment No. 1)

For the fiscal year ended March 31, 2023

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits, Financial Statement Schedules	3
	Signatures	4

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.
3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000		S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000		8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated By-Laws		8-K	3.1	3/15/2019	333-206097
4.1	Description of Securities.		10-K	4.1	6/29/2023	001-41478
4.2	Form of Senior Secured Convertible Note		8-K	4.1	1/4/2023	001-41478
4.3	Form of PIPE Warrant		8-K	10.2	1/4/2023	001-41478
4.4	Form of Placement Agent Warrant		8-K	10.8	1/4/2023	001-41478
10.1	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.2	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10-1	3/7/2017	333-206097
10.4	Independent Director Agreement with Mr. Alex P. Hamilton		8-K	10.1	5/10/2021	333-206097
10.5	Independent Director Agreement with Ms. Yu Jiaxin		8-K	10.2	3/11/2019	333-206097
10.6	Independent Director Agreement with Jiangping (Gary) Xiao		8-K	10.1	5/13/2021	333-206097
10.7	Securities Purchase Agreement dated January 4, 2023		8-K	10.1	1/4/2023	001-41478
10.8	Form of Amendment No. 1 to Securities Purchase Agreement dated January 10, 2023		8-K	10.1	1/11/2023	001-41478
10.9	Form of Registration Rights Agreement		8-K	10.3	1/4/2023	001-41478
10.10	Form of Security and Pledge Agreement		8-K	10.4	1/4/2023	001-41478
10.11	Form of Guaranty Agreement		8-K	10.5	1/4/2023	001-41478
10.12	Form of Voting Agreement		8-K	10.6	1/4/2023	001-41478
10.13	Form of Placement Agency Agreement dated January 4, 2023		8-K	10.7	1/4/2023	001-41478
14.1	Code of Ethics		10-K/A	14.1	9/21/2018	333-206097
21.1	Subsidiaries of the Registrant.		10-K	21.1	6/29/2023	001-41478
23.1	Consent of Hiways Law Firm (Shenzhen).		10-K	23.1	6/29/2023	001-41478
23.2	Consent of independent registered public - Pan-China Singapore PAC	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	X
32.1	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 26, 2023

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President Chief Executive Officer, Secretary and Director

4