Form 10-Q
period 2023-09-30
ADDENTAX GROUP CORP.
filed 2023-11-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 14, 2023, there were 4,294,979 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three and six months ended September 30, 2023 and 2022

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	September 30, 2023 (unaudited)	March 31, 2023 (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,744,275	$562,711
Restricted cash	3,250,000	-
Accounts receivables, net	2,061,039	1,858,889
Debt securities held-to-maturity	-	17,718,750
Inventories	250,373	285,528
Prepayments and other receivables	19,239,836	959,196
Advances to suppliers	2,097,539	1,281,075
Amount due from related party	1,561,079	375,092
Total current assets	30,204,141	23,041,241

NON-CURRENT ASSETS
Plant and equipment, net	620,584	649,120
Long-term prepayments	254,406	90,032
Restricted cash	-	14,750,000
Long-term receivables	2,500,000	2,500,000
Operating lease right of use asset	19,715,168	272,488
Total non-current assets	23,090,158	18,261,640
TOTAL ASSETS	$53,294,299	$41,302,881

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$129,785	$137,468
Accounts payable	320,622	267,501
Amount due to related parties	2,138,917	2,384,633
Advances from customers	74,176	2,152
Accrued expenses and other payables	1,194,694	606,843
Operating lease liability current portion	1,053,180	127,101
Total current liabilities	4,911,374	3,525,698

NON-CURRENT LIABILITIES
Convertible debts	2,583,324	11,219,519
Derivative liabilities	292,984	2,290,483
Operating lease liability	18,661,988	145,387
Total non-current liabilities	21,538,296	13,655,389
TOTAL LIABILITIES	$26,449,670	$17,181,087

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 4,494,979and 35,454,670 shares issued and outstanding at September 30 and March 31, 2023, respectively)	$4,495	$35,455
Additional paid-in capital	33,558,928	29,528,564
Accumulated Deficit	(6,817,530)	(5,451,209)
Statutory reserve	28,457	28,457
Accumulated other comprehensive loss	70,279	(19,473)
Total equity	26,844,629	24,121,794)
TOTAL LIABILITIES AND EQUITY	$53,294,299	$41,302,881

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022

REVENUES	$1,335,314	$2,144,019	$2,387,820	$4,530,403

COST OF REVENUES	(932,427)	(1,578,858)	(1,748,024)	(3,508,558)

GROSS PROFIT	402,887	565,161	639,796	1,021,845

OPERATING EXPENSES
Selling and marketing	(37,212)	(30,002)	(37,212)	(35,644)
General and administrative	(670,607)	(465,007)	(1,168,465)	(869,947)
Total operating expenses	(707,819)	(495,009)	(1,205,677)	(905,591)

INCOME (LOSS) FROM OPERATIONS	(304,932)	70,152	(565,881)	116,254

Fair value gain or loss	2,854,595	-	1,566,592	-
Interest income	1,693	1,762	3,417	5,000
Interest expenses	(603,819)	(2,209)	(1,896,534)	(4,667)
Other income, net	(581,900)	22,973	(469,414)	74,056

INCOME BEFORE INCOME TAX EXPENSE	1,365,637	92,678	(1,361,820)	190,643
INCOME TAX EXPENSE	(3,237)	(9,461)	(4,501)	(10,755)

NET INCOME	1,362,400	83,217	(1,366,321)	179,888
Foreign currency translation gain	2,302	97,543	89,752	202,692
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,364,702	$180,760	$(1,276,569)	$382,580

EARNINGS PER SHARE
Basic and diluted	0.37	0.00	(0.37)	0.00
Weighted average number of shares outstanding – Basic and diluted	3,656,442	26,693,004	3,656,442	26,693,004

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings (accumulated deficit)		Accumulated other
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Total Equity
BALANCE AT JULY 1, 2022	26,693,004	$26,693	$6,815,333	$(6,659,559)	$13,821	$(65,835)	$(71,367)
Issuance of new shares	5,000,000	5,000	22,716,993	-	-	-	22,721,993
Foreign currency translation	-	-	-	-	-	97,543	97,543
Net income for the period	-	-	-	83,217	-	-	83,217
BALANCE AT SEPTEMBER 30, 2022	31,693,004	$31,693	$29,532,326	$(6,576,342)	$13,821	$31,708	$23,033,206

BALANCE AT JULY 1, 2023	3,739,581	$3,740	$32,406,317	$(8,179,930)	$28,457	$67,977	$24,326,561
Issuance of new shares	755,398	755	(755)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	1,153,366	-	-	-	1,153,366
Foreign currency translation	-	-	-	-	-	2,302	2,302
Net income for the period	-	-	-	1,362,400	-	-	1,362,400
BALANCE AT SEPTEMBER 30, 2023	4,494,979	$4,495	$33,558,928	$(6,817,530)	$28,457	$70,279	$26,844,629

BALANCE AT APRIL 1, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)
Issuance of new shares	5,000,000	5,000	22,716,993	-	-	-	22,721,993
Foreign currency translation						202,692	202,692
Net income for the period				179,888			179,888
BALANCE AT SEPTEMBER 30, 2022	31,693,004	$31,693	$29,532,326	$(6,576,342)	$13,821	$31,708	$23,033,206

BALANCE AT APRIL 1, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794
Issuance of new shares before reversed split	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656	-	-	-	-
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Issuance of new shares after reversed split	755,398	755	(755)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	3,999,404	-	-	-	3,999,404
Foreign currency translation	-	-	-	-	-	89,752	89,752
Net income for the period	-	-	-	(1,366,321)	-	-	(1,366,321)
BALANCE AT SEPTEMBER 30, 2023	4,494,979	$4,495	$33,558,928	$(6,817,530)	$28,457	$70,279	$26,844,629

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,366,321)	$179,888
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	146,106	171,493
Amotization of convertible debt	1,884,984	-
Investment income	(218,750)	-
Fair value gain or loss	(1,566,592)	-
Loss on debts extinguishment	697,318	-
Gain on bargain purchase	(975)	-
Changes in operating assets and liabilities
Accounts receivable	(202,150)	269,757
Inventories	35,155	19,261
Advances to suppliers	(816,464)	23,102
Other receivables	(76,100)	(1,561,056)
Accounts payables	(12,460)	(1,347,677)
Accrued expenses and other payables	(65,645)	718,539
Advances from customers	(17,592)	163
Net cash (used in) provided by operating activities	$(1,579,486)	$(1,526,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,274)	-
Purchase of debt securities	-	(17,500,000)
Net cash used in investing activities	$(5,274)	$(17,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares	-	20,221,993
Proceeds from related party borrowings	1,960,902	2,231,376
Repayment of related party borrowings	(3,112,467)	(2,803,515)
Release of restricted cash	3,850,000	-
Repayment of bank borrowings	-	(416)
Net cash provided by financing activities	$2,698,435	$19,649,438

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,113,675	622,908
Effect of exchange rate changes on cash and cash equivalents	67,889	20,858
Cash and cash equivalents, beginning of the period	562,711	1,390,644
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,744,275	$2,034,410

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income tax	$4,501	$10,755
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$19,512,400	$-

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

Accounts receivable, net

Accounts receivable, net are stated at the historical carrying amount net of allowance for doubtful accounts.

Account receivables are classified as financial assets subsequently measured at amortized cost. Account receivables are recognized when the Company becomes a party to the contractual provisions of the receivables. They are measured, at initial recognition, at fair value plus transaction costs, if any and are subsequently measured at amortized cost. The amortized cost is the amount recognized on the receivable initially, minus principal repayments, plus cumulative amortization (interest) using the effective interest method of any difference between the initial amount and the maturity amount, adjusted for any loss allowance.

A loss allowance for expected credit losses is recognized on account receivables and is updated at each reporting date. The Company determines the expected credit losses provisions based on ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASC 326’’) using a modified retrospective approach which did not have a material impact on the opening balance of accumulated deficit. To determine expected credit losses on account receivables, the Company will consider the historic credit loss experience, adjusted for factors that are specific to the debtors, general economic conditions, and an assessment of both the current and forecasted direction of conditions at the reporting date, including the time value of money, where appropriate.

The loss allowance is calculated on a collective basis for all trade and other receivables in totality. An impairment gain or loss is recognized in profit or loss with a corresponding adjustment to the carrying amount of account receivables, through use of a loss allowance account. The impairment loss is included in operating expenses as a movement in credit loss allowance.

Receivables are written off when there is information indicating that the counterparty is in severe financial difficulty and there is no realistic prospect of recovery, e.g., when the counterparty has been placed under liquidation or has entered into bankruptcy proceedings. Receivables written off may still be subject to enforcement activities under the Company’s recovery procedures, considering legal advice where appropriate. Any recoveries made are recognized in profit or loss.

There is no change in the accounting policies for the three months ended September 30, 2023.

Recently issued accounting pronouncements

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

4. BUSINESS ACQUISITION

In September 2023, the Company acquired a 100% equity interest of Dongguan Hongxiang Commercial Co., Ltd (HX), an entity engaged in property management and subleasing services in Dongguan, Guangdong Province, for cash consideration of $438,470 (RMB3.2 million). The Company recognized gain on bargain purchase of $996. The acquisition has been accounted under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The results of HX’s operations have been included in the consolidated financial statements since its acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

September 5, 2023
Cash in bank	$226,162
Other receivables	705,510
Fixed assets, net	58,493
Long-term prepayments	192,391
Advance from customers	(89,616)
Payroll payable	(19,239)
Other tax payable	(4,633)
Other payables	(629,602)
Net book value at acquisition date	439,466
Gain on bargain purchase	(996)
Purchase price	$438,470

Pro forma results of operation for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s consolidated financial results.

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of September 30, 2023 and March 31, 2023:

Amount due from related party	September 30, 2023	March 31, 2023
Zhida Hong (1)	$1,045,362	$-
Bihua Yang	515,717	375,092
	$1,561,079	$375,092

Related party borrowings	September 30, 2023	March 31, 2023
Zhida Hong	$-	$901,110
Hongye Financial Consulting (Shenzhen) Co., Ltd.	97,518	45,841
Dewu Huang (2)	1,925,704	1,305,758
Jinlong Huang	115,695	131,924
	$2,138,917	$2,384,633

(1)	Being cash advance to Zhida Hong to pay for new brand development fee of the Company.

(2)	Being interest free loan as financial support from Dewu Huang to pay for daily operating expenditures of YBY.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	September 30, 2023	March 31, 2023

Debt securities held-to-maturity	$-	$17,718,750

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of September 30, and March 31, 2023, the coupon receivable was $437,500 and $218,750, respectively. The note was matured on August 23, 2023 and was reclassified to Other receivables (Note 9). The Company is discussing with the issuer and will determine whether to renew the note.

7. INVENTORIES

Inventories consist of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Raw materials	$17,497	$19,484
Work in progress	1,733	9,373
Finished goods	213,143	256,671
Total inventories	$250,373	$285,528

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Prepayment	43,006	10,913
Deposit	732,519	40,341
Receivable of consideration on disposal of subsidiaries	226,585	708,457
Receivable of matured debt security (Note)	17,937,500	-
Other receivables	300,226	199,485
	$19,239,836	$959,196

Note: The debt security held-to-maturity was matured and was reclassified to Other receivables. The Company is discussing with the issuer and will determine whether to renew the note. (Note 6)

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Production plant	$104,935	$68,345
Motor vehicles	1,039,166	1,100,683
Office equipment	51,281	26,025
	1,195,382	1,195,053
Less: accumulated depreciation	(574,798)	(545,933)
Plant and equipment, net	$620,584	$649,120

Depreciation expense for the three and six months ended September 30, 2023 and 2022 was $23,019 and $32,948, $57,002 and $68,832, respectively.

11. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will expire in August 2025.

12. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2023, the Company has borrowed $129,785 (RMB944,255) (March 31, 2023: $137,468) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

13. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2023 and 2022.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended September 30, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2023 and 2022. The preferential tax rate will be expired at end of year 2023 and the EIT rate will be 25% from year 2024.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2023 and 2022.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2023	2022	2023	2022
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	341,409	23,170	(340,456)	47,661
Temporary differences	(30,918)	(53,206)	(24,768)	(93,771)
Permanent difference	(75,814)	5,587	6,312	3,026
Changes in valuation allowance	(231,440)	33,910	363,413	53,839
Income tax expense	$3,237	$9,461	4,501	10,755

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

14. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended September 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
Revenues from external customers	2023	2022	2023	2022
Garments manufacturing segment	91,218	861	145,091	41,287
Logistics services segment	1,186,033	1,221,658	2,184,666	2,612,540
Property management and subleasing	58,063	920,201	58,063	1,875,036
Epidemic prevention supplies segment	-	1,299	-	1,540
Total of reportable segments and consolidated revenue	$1,335,314	$2,144,019	$2,387,820	$4,530,403

Intersegment revenue
Garments manufacturing segment	-	-	-	-

(Loss) Income from operations by segment for the three ended September 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Garments manufacturing segment	(18,988)	(28,088)	(41,143)	(56,744)
Logistics services segment	172,295	152,381	174,229	272,422
Property management and subleasing	(13,360)	89,624	(13,360)	123,721
Epidemic prevention supplies segment	-	(974)	-	(974)
Total of reportable segments	$139,947	$212,943	$119,726	$338,425
Corporate and other	(444,879)	(142,791)	(685,607)	(222,171)
Total consolidated income (loss) from operations	(304,932)	70,152	(565,881)	116,254

Total assets by segment as of September 30, 2023 and March 31, 2023 are as follows:

Total assets	September 30, 2023	March 31, 2023
Garment manufacturing segment	$2,699,573	$2,169,973
Logistics services segment	2,581,661	2,476,841
Property management and subleasing	20,670,159	-
Total of reportable segments	25,951,393	4,646,814
Corporate and other	27,342,906	36,656,067
Consolidated total assets	$53,294,299	$41,302,881

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Revenues
China	1,335,314	2,144,019	2,387,820	4,530,403
Total	1,335,314	2,144,019	2,387,820	4,530,403

	September 30, 2023	March 31, 2023
Long-Lived Assets
China	23,090,158	3,511,640

15. FINANCIAL INSTRUMENTS

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of September 30, 2023, the fair value of the Warrant was $268,435 (March 31, 2023: approximately $2.0 million).

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

The movement of the Company’s convertible notes obligations were as the following for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
	2023	2022
Carrying value – beginning balance	$8,510,226	$-
Converted to ordinary shares	(813,366)	-
Redemption	(5,687,056)	-
Amortization of debt discount	423,215	-
Deferred debt discount and cost of issuance	(20,645)	-
Interest charge	170,950	-
Carrying value – ending balance	$2,583,324	$-

During the period, approximately $3.0 million of the convertible notes was converted into approximately 0.77 million ordinary shares, with average effective conversion price of $3.9287 per share.

On July 13, 2023, the Company entered into a Waiver and Ratification Agreement with one of the holders of the Convertible Note. According to the agreement, the holder redeemed the full amount of $7.5 million for the Convertible Note and irrevocably waives any past, present or future claims, rights and obligations under the Convertible Note.

The Company’s derivative liabilities were as the following for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
	2023		2022
Derivative liabilities –Warrants	$		$-
Beginning balance		2,818,563	-
Marked to the market		(2,550,128)	-
Ending fair value		268,435	-

Derivative liabilities – Embedded conversion feature
Beginning balance		1,763,997	-
Converted to ordinary shares		(339,999)	-
Remeasurement on change of convertible price		20,645	-
Redemption		(1,115,627)	-
Marked to the market		(304,467)	-
Ending fair value		24,549	-
			-
Total Derivative fair value at end of period		$292,984	$-

16. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2023, with discounted rate of 4.75%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 16 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Operating lease cost	31,363	876,509	74,801	1,821,058
Short-term lease cost	34,493	18,971	58,050	39,416
	$65,856	$895,480	$132,851	$1,860,474

The following table summarizes supplemental information related to leases:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$65,856	$895,480	132,851	1,860,474
Right-of-use assets obtained in exchange for new operating leases liabilities	19,511,181	-	19,512,400	-
Weighted average remaining lease term - Operating leases (years)	14.9	1.3	14.9	1.3
Weighted average discount rate - Operating leases	4.90%	4.75%	4.90%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending September 30	Lease cost
2024	$1,104,618
2025	1,080,821
2026	987,236
2027	987,236
2028 and there after	25,877,279
Total lease payments	30,037,190
Less: Interest	(10,322,022)
Total	$19,715,168

17. SHARE CAPITAL

The Company effected the amendment and combination to the outstanding shares of our common stock into a lesser number of outstanding shares (the “Reverse Stock Split Amendment”) on a ratio of one-for-ten, with effected date on June 26, 2023.

18. RISKS AND UNCERTAINTIES

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.25 and 6.87 as of September 30, 2023 and March 31, 2023, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.004 and 6.603 for the three months ended September 30, 2023 and 2022, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of September 30, 2023 and March 31, 2023.

Garment manufacturing segment

	September 30, 2023	March 31, 2023
Customer A	86.3%	82.5%
Customer B	10.4%	9.9%
Customer C	3.3%	3.5%

The high concentration as of September 30, 2023 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	September 30, 2023	March 31, 2023
Customer A	21.6%	11.4%
Customer B	13.9%	10.2%
Customer C	9.9%	14.1%
Customer D	8.2%	6.4%
Customer E	5.1%	7.3%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for September 30, and March 31, 2023.

Concentration on customers

For the three months ended September 30, 2023, one customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 11.0% of total revenue of the Company for the three months. For the three months ended September 30, 2022, no customer provided more than 10% of total revenue of the Company. For the six months ended September 30, 2023, two customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 23.9% of total revenue of the Company for the three months. For the six months ended September 30, 2022, no customer provided more than 10% of total revenue of the Company.

Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segments for the three months ended September 30, 2023 and 2022.

	Three months ended			Six months ended
	September 30,			September 30,
	2023		2022	2023		2021
Garment manufacturing segment	Nil	%	Nil %	Nil	%	Nil %
Logistics services segment	100%	%	100.0%	100%	%	100.0%
Property management and subleasing	100.0%		100.0%	100.0%		100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2023, the total outstanding borrowings amounted to $129,785 (RMB944,255) with various interest rate from 4.3% to 4.9% p.a. (Note 11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2023 and 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (xi) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”), (xii) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xiii) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (xiv) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (ix) Dongguan Yingxi Daying Commercial Co., Ltd., a PRC company (“DY”), (x) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xi) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (xiv) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery of our products. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2023, we provide logistics services to over 86 cities in approximately seven provinces and two municipalities. We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year 2024.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. The short-term goal for the year is to increase the occupancy rate of stores in the mall to more than 70%. In February 2023, the Company disposed of DY to an independent third party at fair value, which was also its carrying value as of February 28, 2023. In September 2023, we finished the acquisition of HX.

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

Recently issued accounting pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on April 1, 2023. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

Results of Operations for the three months ended September 30, 2023 and 2022

The following tables summarize our results of operations for the three months ended September 30, 2023 and 2022. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Changes in 2023
	2023		2022		compared to 2022
	(In U.S. dollars, except for percentages)
Revenue	$1,335,314	100.0%	$2,144,019	100%	$(808,705)	(37.7)%
Cost of revenues	(932,427)	(69.8)%	(1,578,858)	(73.6)%	646,431	40.9%
Gross profit	402,887	30.2%	565,161	26.4%	(162,274)	(28.7)%
Operating expenses	(707,819)	(53.0)%	(495,009)	(23.1)%	(212,810)	(43.0)%
(Loss) Income from operations	(304,932)	(22.8)%	70,152	3.3%	(375,084)	534.7%
Other income, net	(581,900)	(43.6)%	22,973	1.1%	(604,873)	(2633)%
Fair value gain	2,854,595	213.8%	-	-	2,854,595
Net finance cost	(602,126)	(45.1)%	(447)	(0.0)%	(601,679)	27230.6%
Income tax expense	(3,237)	(0.2)%	(9,461)	(0.4)%	6,224	65.8%
Net (loss) income	$1,362,400	102.0%	$83,217	3.9%	$1,279,183	1537.2%

Revenue

Total revenue for the three months ended September 30, 2023 decreased by approximately $0.8 million, or 37.7%, as compared with the three months ended September 30, 2022. The decrease was mainly due to the decrease of $0.9 million in property management and subleasing business and $0.1 million increase in garment manufacturing business.

Revenue generated from our garment manufacturing business contributed approximately $0.1 million or 6.8% of our total revenue for the three months ended September 30, 2023. Revenue generated from garment manufacturing business contributed approximately $0.4 million or 14.3% of our total revenue for the three months ended September 30, 2022, respectively. The low level of sales was mainly due to factory facilities renewal and repair, remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the last quarter of the fiscal year ending 2024.

Revenue generated from our logistics services business contributed approximately $1.2 million or 88.8% of our total revenue for the three months ended September 30, 2023. Revenue generated from our logistic business contributed approximately $1.2 million or 57.0% of our total revenue for the three months ended September 30, 2022.

Revenue generated from our property management and subleasing business was $0.06 million or 4.3% of our total revenue for the three months ended September 30, 2023. The revenue from this business segment was $0.9 million or 42.9% of our total revenue of this business for the three months ended September 30, 2022.

Cost of revenue

	Three months ended September 30,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$91,218	100.0%	$861	100%	$90,357	10494.4%
Raw materials	26,377	28.9%	-	-%	26,377	100.0%
Labor	46,404	50.9%	779	90.5%	45,625	5856.9%
Other and Overhead	2,670	2.9%	584	67.8%	2,086	357.2%
Total cost of revenue for garment manufacturing	75,451	82.7%	1,363	158.3%	74,088	5435.7%
Gross profit (loss) for garment manufacturing	15,767	17.3%	(502)	(58.3)%	16,269	3240.8%

Net revenue for logistics services	1,186,033	100.0%	1,221,658	100.0%	(35,625)	(2.9)%
Fuel, toll and other cost of logistics services	513,789	43.3%	665,401	54.4%	(151,612)	(22.8)%
Subcontracting fees	338,577	28.6%	196,105	16.1%	142,472	72.7%
Total cost of revenue for logistics services	852,366	71.9%	861,506	70.5%	(9,140)	(1.1)%
Gross Profit for logistics services	333,667	28.1%	360,152	29.5%	(26,485)	(7.4)%

Net revenue for property management and subleasing	58,063	100.0%	920,201	100.0%	(862,138)	(93.7)%
Total cost of revenue for property management and subleasing	4,610	7.9%	713,868	77.6%	(709,258)	(99.4)%
Gross Profit for property management and subleasing	53,453	92.1%	206,333	22.4%	(152,880)	(74.1)%

Net revenue for epidemic prevention supplies	$-	0%	$1,299	100.0%	(1,299)	(100.0)%
Other and Overhead	-	0%	2,120	163.2%	(2,120)	(100.0)%
Total cost of revenue for epidemic prevention supplies	-	0%	2,120	163.2%	(2,120)	(100.0)%
Gross (loss) income for epidemic prevention supplies	-	0%	(821)	(63.2)%	821	100.0%
Total cost of revenue	$932,427	69.8%	$1,578,858	73.6%	$(646,431)	57.7%
Gross profit	$402,887	30.2%	$565,161	26.4%	$(162,274)	(48.1)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business was approximately 28.9% of our total garment manufacturing business revenue for the three months ended September 30, 2023, as compared with nil for the three months ended September 30, 2022.

Labor costs for our garment manufacturing business was approximately 50.9% of our total garment manufacturing business revenue for the three months ended September 30, 2023, as compared with 90.5% for the three months ended September 30, 2022.

Overhead and other expenses for our garment manufacturing business accounted for approximately 2.9% of our total garment business revenue for the three months ended September 30, 2023, as compared with 67.8% of total garment business revenue for the three months ended September 30, 2022.

For our logistic business, we outsource some of our business to our contractors. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 35.1% and 26.7% of total cost of revenues for our service segment for the three months ended September 30, 2023 and 2022, respectively. The increase was attributed to a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic. We have not experienced any dispute with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended September 30, 2023 was approximately $0.5 million as compared with $0.7 million for the three months ended September 30, 2022. Fuel, toll and other costs for our service business accounted for approximately 43.3% of our total service revenue for the three months ended September 30, 2023, as compared with 54.4% for the three months ended September 30, 2022. The decrease was primarily attributable to an increase of usage of subcontractors after the COVID-19 epidemic.

Subcontracting fees for our service business for the three months ended September 30, 2023 increased significantly by approximately 72.7% to $0.3 million from $0.2 million for the three months ended September 30, 2022. Subcontracting fees accounted for approximately 28.6% and 16.1% of our total service business revenue in the three months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable to a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The Company disposed of DY in February 2023 and acquired HX in September 2023. Therefore, there was minor revenue from this segment in the quarter.

Gross profit

Garment manufacturing business gross profit for the three months ended September 30, 2023 was approximately $15.8 thousand, as compared with a loss of approximately $0.5 thousand for the three months ended September 30, 2022. Gross profit accounted for approximately 17.3% of our total garment manufacturing business revenue for the three months ended September 30, 2023.

Gross profit in our logistics services business for the three months ended September 30, 2023 was approximately $333,700   and gross margin was 28.1%. Gross profit in our logistics services business for the three months ended September 30, 2022 was approximately $360,200    and gross margin was 29.5%. The decrease of gross profit ratio was mainly because.

Gross profit in our property management and subleasing business for the three months ended September 30, 2023 was approximately $53,500  . It was approximately $206,300  , or 22.4% margin for the three months ended September 30, 2022.

	Three months ended September 30,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Gross profit	$402,887	100%	$565,161	100%	(162,274)	(28.7)%
Operating expenses:
Selling expenses	(37,212)	(9.2)%	(30,002)	(5.3)%	(7,210)	(24.0)%
General and administrative expenses	(670,607)	(166.5)%	(465,007)	(82.3)%	(205,600)	(44.2)%
Total	$(707,819)	(175.7)%	$(495,009)	(87.6)%	(212,810)	(43.0)%
(Loss) Income from operations	$(304,932)	(75.7)%	$70,152	12.4%	(375,084)	(534.7)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was $37,200 and approximately $30,000 for the three months ended September 30, 2023 and 2022, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended September 30, 2023 and 2022 was approximately $34,400 and $27,700, respectively. Our general and administrative expenses in our logistics services segment for the three months ended September 30, 2023 and 2022 was approximately $160,700 and $207,800, respectively. The general and administrative expenses in our property management and subleasing business was approximately nil and $86,700 for the three months ended September 30, 2023 and 2022, respectively. Our general and administrative expenses in our corporate office for the three months ended September 30, 2023 and 2022 was approximately $475,600 and $142,800, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues  .

Total general and administrative expenses for the three months ended September 30, 2023 increased by approximately 44.2% to $670,600 from $465,000 for the three months ended September 30, 2022.

(Loss) Income from operations

Loss from operations for the three months ended September 30, 2023 was approximately $304,900, while income from operations for the three months ended September 30, 2022 was $70,200. Loss from operations of approximately $19,000 and $28,100 for the three months ended September 30, 2023 and 2022, respectively. Income from operations of approximately $172,300 thousand and $152,400 thousand was attributed from our logistics services segment for the three months ended September 30, 2023 and 2022, respectively. Loss from operations of approximately $13,400 and income from operations of $89,600 for the three months ended September 30, 2023 and 2022 was attributed from our property management and subleasing business, respectively. We incurred expenses from operations in corporate office of approximately $444,900 and $143,800 for the three months ended September 30, 2023 and 2022, respectively. The increase of expenses from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2023 and 2022 was approximately $3,200 and $9,500, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2023 and 2022.

QYTG and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended September 30, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2023. The preferential tax rates will be expired at end of year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2023 and 2022.

Net Income (Loss)

We incurred net income of approximately $1.4 million for the three months ended September 30, 2023 and a net income of approximately $0.08 million for the three months ended September 30, 2022. Our basic and diluted earnings per share were $0.37 and $0.00 for the three months ended September 30, 2023 and 2022, respectively.

Results of Operations for the six months ended September 30, 2023 and 2022

The following tables summarize our results of operations for the six months ended September 30, 2023 and 2022. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended September 30,				Changes in 2023
	2023		2022		compared to 2022
	(In U.S. dollars, except for percentages)
Revenue	$2,387,820	100%%	$4,530,403	100.0%	$(2,142,583)	(47.3)%
Cost of revenues	(1,748,024)	(73.2)%	(3,508,558)	(77.4)%	1,760534	50.2%
Gross profit	639,796	26.8%	1,021,845	22.6%	(382,049)	(37.4)%
Operating expenses	(1,205,677)	(50.5)%	(905,591)	(20.0)%	(300,086	(33.1)%
(Loss) Income from operations	(565,881)	(23.7)%	116,254	2.6%	(682,135)	(586.8)%
Other income, net	(469,414)	(19.7)%	74,056	1.6%	(543,470)	(733.9)%
Fair value gain	1,566,592	71.5%	-	-	1,566,592	-
Net finance cost	(1,893,117)	(79.3)%	333	(0.0)%	(1,893,450)	40505.4%
Income tax expense	(4,501)	(0.2)%	(10,755)	(0.2)%	6,254	58.1%
Net (loss) income	$(1,366,321)	(51.4)%	$179,888	4.0%	$(1,546,209)	(859.5)%

Revenue

Total revenue for the six months ended September 30, 2023 decreased by approximately $2.1 million, or 47.3%, as compared with the six months ended September 30, 2022. The decrease was mainly due to the increase of $0.1 million in garment manufacturing business, the decrease of $0.4 million in logistics services and $1.8 million in property management and subleasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.1 million or 6.1% of our total revenue for the six months ended September 30, 2023. Revenue generated from garment manufacturing business contributed approximately $0.04 million or 0.9% of our total revenue for the six months ended September 30, 2022, respectively. The low level of sales was mainly due to factory facilities renewal and repair, remaining factories cannot provide the same capacity as previously. We estimate the capacity will appear to recover at last quarter of for the fiscal year ending 2024.

Revenue generated from our logistics services business contributed approximately $2.2 million or 91.5% of our total revenue for the six months ended September 30, 2023. Revenue generated from our logistic business contributed approximately $2.6 million or 57.7% of our total revenue for the six months ended September 30, 2022.

Revenue generated from our property management and subleasing business was $0.06 million for the six months ended September 30, 2023. The revenue from this business segment was $1.9 million or 41.4% of our total revenue of this business for the six months ended September 30, 2022.

Cost of revenue

	Six months ended September 30,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$145,091	100.0%	$41,287	100.0%	$103,804	251.4%
Raw materials	25,950	17.9%	27,551	66.7%	(1,601)	(5.8)%
Labor	93,140	64.2%	9,268	22.4%	83,872	905.0%
Other and Overhead	2,681	1.8%	1,619	3.9%	1,062	65.6%
Total cost of revenue for garment manufacturing	121,771	83.9%	38,438	93.1%	83,333	216.8%
Gross profit for garment manufacturing	23,320	16.1%	2,849	6.9%	20,471	718.5%

Net revenue for logistics services	2,184,666	100.0%	2,612,540	100.0%	(427,874)	(16.4)%
Fuel, toll and other cost of logistics services	1,001,219	45.8%	1,267,986	48.5%	(266,767)	(21.0)%
Subcontracting fees	620,424	28.4%	637,301	24.4%	(16,877)	(2.6)%
Total cost of revenue for logistics services	1,621,643	74.2%	1,905,287	72.9%	(283,644)	(14.9)%
Gross Profit for logistics services	563,023	25.8%	707,253	27.1%	(144,230)	(20.4)%

Net revenue for property management and subleasing	58,063	100.0%	1,875,036	100.0%	(1,816,973)	(96.9)%
Total cost of revenue for property management and subleasing	4,610	7.9%	1,562,318	83.3%	(1,557,708)	(99.7)%
Gross Profit for property management and subleasing	53,453	92.1%	312,718	16.7%	(259,265)	(82.9)%

Net revenue for epidemic prevention supplies	$-	-	$1,540	100.0%	(1,540)	(100.0)%
Other and Overhead	-	-	2,514	163.2%	(2,514)	(100.0)%
Total cost of revenue for epidemic prevention supplies	-	-	2,514	163.2%	(2,514)	(100.0)%
Gross (loss) income for epidemic prevention supplies	-	-	(974)	(63.2)%	974	100.0%
Total cost of revenue	$1,748,024	73.2%	$3,508,558	77.6%	$1,760,534	50.2%
Gross profit	$639,796	26.8%	$1,021,845	22.4%	$(382,049)	(37.4)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business was approximately 17.9% of our total garment manufacturing business revenue for the six months ended September 30, 2023, as compared with 66.7% for the six months ended September 30, 2022. The decrease in percentages was mainly due to.

Labor costs for our garment manufacturing business was approximately 64.2% of our total garment manufacturing business revenue for the six months ended September 30, 2023, as compared with 22.4% for the six months ended September 30, 2022. The increase was mainly due to.

Overhead and other expenses for our garment manufacturing business accounted for approximately 1.8% of our total garment business revenue for the six months ended September 30, 2023, as compared with 3.9% of total garment business revenue for the six months ended September 30, 2022.

For our logistic business, we outsource some of our business to our contractors. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 36.1% and 24.4% of total cost of revenues for our service segment for the six months ended September 30, 2023 and 2022, respectively. The increase was attributed to a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the six months ended September 30, 2023 was approximately $1.0 million as compared with $1.3 million for the six months ended September 30, 2022. Fuel, toll and other costs for our service business accounted for approximately 45.8% of our total service revenue for the six months ended September 30, 2023, as compared with 48.5% for the six months ended September 30, 2022. The decrease was primarily attributable to an increase of usage of subcontractors after the COVID-19 epidemic.

Subcontracting fees for our service business for the six months ended September 30, 2023 decreased approximately 2.6% to $0.62 million from $0.64 million for the six months ended September 30, 2022. Subcontracting fees accounted for 28.4% and 24.4% of our total service business revenue in the six months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The Company disposed of DY in February 2023 and acquired HX in September 2023. Therefore, there was no revenue from this segment in the quarter.

Gross profit

Garment manufacturing business gross profit for the six months ended September 30, 2023 was approximately $23,300, as compared with approximately $2,800 for the six months ended September 30, 2022. Gross profit accounted for 16.1% of our total garment manufacturing business revenue for the six months ended September 30, 2023, as compared to 6.9% for the six months ended September 30, 2022.

Gross profit in our logistics services business for the six months ended September 30, 2023 was approximately $563,000 and gross margin was 25.8%. Gross profit in our logistics services business for the six months ended September 30, 2022 was approximately $707,300 and gross margin was 27.1%. The decrease of gross profit ratio was mainly because.

Gross profit in our property management and subleasing business for the six months ended September 30, 2023 was $53,500. It was approximately $312,700, or 16.7% for the six months ended September 30, 2022.

	Six months ended September 30,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Gross profit	$639,796	100.0%	$1,021,845	100.0%	(382,049)	(37.4)%
Operating expenses:
Selling expenses	(37,212)	(1.6)%	(35,644)	(3.5)%	(1,568)	(4.4)%
General and administrative expenses	(1,168,465)	(48.9)%	(869,947)	(85.7)%	(298,518)	(34.3)%
Total	$(1,205,677)	(50.5)%	$(905,591)	(89.2)%	(300,086)	(33.1)%
(Loss) Income from operations	$(565,881)	(23.7)%	$116,254	10.8%	(682,135)	(586.8)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was $37,200 and approximately $35,600 for the six months ended September 30, 2023 and 2022, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the six months ended September 30, 2023 and 2022 was approximately $64,100 and $59,600, respectively. Our general and administrative expenses in our logistics services segment for the six months ended September 30, 2023 and 2022 was approximately $388,100 and $434,800, respectively. The general and administrative expenses in our property management and subleasing business was approximately nil and $153,400 for the six months ended September 30, 2023 and 2022, respectively. Our general and administrative expenses in our corporate office for the six months ended September 30, 2023 and 2022 was approximately $716,300 and $222,200, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2023 increased by approximately 34.3% to $1.2 million from $0.9 million for the six months ended September 30, 2022.

(Loss) Income from operations

Loss from operations for the six months ended September 30, 2023 was approximately $565,900, while income from operations for the six months ended September 30, 2022 was $116,300. Loss from operations of approximately $41,100 and $56,700 for the six months ended September 30, 2023 and 2022 was attributed from our garment manufacturing segment, respectively. Income from operations of approximately $174,200 and $272,400 was attributed from our logistics services segment for the six months ended September 30, 2023 and 2022, respectively. Loss from operations of approximately $13,400 and income of $123,700 for the six months ended September 30, 2023 and 2022 was attributed from our property management and subleasing business, respectively. We incurred expenses from operations in corporate office of approximately $685,600 and $223,100 for the six months ended September 30, 2023 and 2022, respectively. The increase of expenses from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2023 and 2022 was approximately $4,500 and $10,800, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2023 and 2022.

QYTG and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the six months ended September 30, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2023. The preferential tax rates will be expired at end of year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the six months ended September 30, 2023 and 2022.

Net Income (Loss)

We incurred net loss of approximately $1.4 million for the six months ended September 30, 2023 and a net income of approximately $0.2 million for the six months ended September 30, 2022. Our basic and diluted earnings per share were ($0.37) and $0.00 for the six months ended September 30, 2023 and 2022, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2023 and 2022 is as follow:

	Six months ended September 30,
	2023	2022
	(In U.S. dollars)
Net cash used in operating activities	$(1,579,486)	$(1,526,530)
Net cash used in investing activities	$(5,274)	$(17,500,000)
Net cash provided by financing activities	$2,698,435	$19,649,438

Net cash used in operating activities in the six months ended September 30, 2023 was nearly the same as that of the three months ended September 30, 2022.

Net cash used in investing activities in the six months ended September 30, 2023 was for purchase of property and equipment. Net cash used in investing activities in the six months ended September 30, 2022 was for investment in debt securities.

Net cash provided by financing activities for the six months ended September 30, 2023 included $3.9 million released from restricted cash and net repayment of $1.1 million to related parties. Net cash provided by financing activities for the six months ended September 30, 2022 included $20.2 million proceeds from its public offering and $0.6 million net repayment to related parties.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, we had cash on hand of approximately $1.7 million, total current assets of approximately $30.2 million and current liabilities of approximately $4.9 million. We presently finance our operations from revenue, fund raising from our initial public offering proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In last year, RMB depreciated against the U.S. dollar. As of September 30, 2023, the market foreign exchange rate was RMB 7.28 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the six months ended September 30, 2023 and 2022 was approximately $0.09 million and $0.2 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: November 14, 2023	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

