Form 10-Q
period 2023-12-31
ADDENTAX GROUP CORP.
filed 2024-02-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

As of February 13, 2024, there were 4,294,979 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three and nine months ended December 31, 2023 and 2022

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	December 31, 2023 (unaudited)	March 31, 2023 (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$498,254	$562,711
Restricted cash	3,250,000	-
Accounts receivables, net	2,182,465	1,858,889
Debt securities held-to-maturity	-	17,718,750
Inventories	304,400	285,528
Prepayments and other receivables	19,259,660	959,196
Advances to suppliers	2,008,023	1,281,075
Amount due from related party	2,809,116	375,092
Total current assets	30,311,918	23,041,241

NON-CURRENT ASSETS
Plant and equipment, net	607,311	649,120
Long-term prepayments	257,314	90,032
Restricted cash	-	14,750,000
Long-term receivables	2,500,000	2,500,000
Operating lease right of use asset	20,108,986	272,488
Total non-current assets	23,473,611	18,261,640
TOTAL ASSETS	$53,785,529	$41,302,881

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$309,175	$137,468
Accounts payable	466,184	267,501
Amount due to related parties	2,125,000	2,384,633
Advances from customers	195,755	2,152
Accrued expenses and other payables	1,251,839	606,843
Operating lease liability current portion	1,079,653	127,101
Total current liabilities	5,427,606	3,525,698

NON-CURRENT LIABILITIES
Convertible debts	2,376,112	11,219,519
Derivative liabilities	2,708,757	2,290,483
Operating lease liability	19,029,332	145,387
Total non-current liabilities	24,114,201	13,655,389
TOTAL LIABILITIES	$29,541,807	$17,181,087

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 4,494,979 and 35,454,670 shares issued and outstanding at December 31 and March 31, 2023, respectively)	$4,495	$35,455
Additional paid-in capital	33,606,949	29,528,564
Accumulated Deficit	(9,433,762)	(5,451,209)
Statutory reserve	37,027	28,457
Accumulated other comprehensive loss	29,013	(19,473)
Total equity	24,243,722	24,121,794)
TOTAL LIABILITIES AND EQUITY	$53,785,529	$41,302,881

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

REVENUES	$1,468,496	$2,122,242	$3,856,316	$6,652,645

COST OF REVENUES	(1,306,169)	(1,514,780)	(3,054,193)	(5,023,338)

GROSS PROFIT	162,327	607,462	802,123	1,629,307

OPERATING EXPENSES
Selling and marketing	(95,321)	(24,511)	(132,533)	(60,155)
General and administrative	(516,598)	(675,918)	(1,685,063)	(1,545,865)
Total operating expenses	(611,919)	(700,429)	(1,817,596)	(1,606,020)

INCOME (LOSS) FROM OPERATIONS	(449,592)	(92,967)	(1,015,473)	23,287

Fair value gain or loss	(1,738,593)	-	(172,001)	-
Interest income	1,712	1,687	5,129	6,687
Interest expenses	(529,530)	(1,986)	(2,426,064)	(6,653)
Other income (expense), net	111,566	19,232	(357,848)	93,288

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(2,604,437)	(74,034)	(3,966,257)	116,609
INCOME TAX EXPENSE	(3,225)	(8,184)	(7,726)	(18,939)

NET (LOSS)/INCOME	(2,607,662)	(82,218)	(3,973,983)	97,670
Foreign currency translation gain	(41,266)	(43,032)	48,486	159,660
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,648,928)	$(125,250)	$(3,925,497)	$257,330

EARNINGS PER SHARE
Basic and diluted	(0.66)	(0.00)	(1.00)	0.00
Weighted average number of shares outstanding – Basic and diluted	3,980,714	28,377,936	3,980,714	28,377,936

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional paid-in	Retained earnings (accumulated deficit)		Accumulated other comprehensive	Total
	Shares	Amount	capital	Unrestricted	Statutory reserve	loss	Equity
BALANCE AT OCTOBER 1, 2022	31,693,004	$31,693	$29,532,326	$(6,576,342)	$13,821	$31,708)	$23,033,206
Appropriation to Statutory Reserves	-	-	-	(14,631)	14,631	-	-
Foreign currency translation	-	-	-	-	-	(43,032)	(43,032)
Net loss for the period	-	-	-	(82,218)	-	-	(82,218)
BALANCE AT DECEMBER 31, 2022	31,693,004	$31,693	$29,532,326	$(6,673,191)	$28,452	$(11,324)	$22,907,956

BALANCE AT OCTOBER 1, 2023	4,494,979	$4,495	$33,558,928	$(6,817,530)	$28,457	$70,279	$26,844,629
Additional paid-in capital from conversion of convertible debts	-	-	48,021	-	-	-	48,021
Appropriation to Statutory Reserves	-	-	-	(8,570)	8,570	-	-
Foreign currency translation	-	-	-	-	-	(41,266)	(41,266)
Net loss for the period	-	-	-	(2,607,662)	-	-	(2,607,662)
BALANCE AT DECEMBER 31, 2023	4,494,979	$4,495	$33,606,949	$(9,433,762)	$37,027	$29,013	$24,243,722

BALANCE AT APRIL 1, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)
Issuance of new shares	5,000,000	5,000	22,716,993	-	-	-	22,721,993
Appropriation to Statutory Reserves	-	-	-	(14,631)	14,631	-	-
Foreign currency translation	-	-	-	-	-	159,660	159,660
Net income for the period	-	-	-	97,670	-	-	97,670
BALANCE AT DECEMBER 31, 2022	31,693,004	$31,693	$29,532,326	$(6,673,191)	$28,452	$(11,324)	$22,907,956

BALANCE AT APRIL 1, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794
Issuance of new shares before reversed split	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656	-	-	-	-
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Issuance of new shares after reversed split	755,398	755	(755)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	4,047,425	-	-	-	4,047,425
Appropriation to Statutory Reserves	-	-	-	(8,570)	8,570	-	-
Foreign currency translation	-	-	-	-	-	48,486	48,486
Net loss for the period	-	-	-	(3,972,983)	-	-	(3,973,983)
BALANCE AT DECEMBER 31, 2023	4,494,979	$4,495	$33,606,949	$(9,433,762)	$37,027	$29,013	$24,243,722

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,973,983)	$97,670
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	664,646	264,876
Amotization of convertible debt	2,402,972	-
Investment income	(218,750)	-
Fair value gain or loss	172,001	-
Loss on debts extinguishment	697,318	-
Gain on bargain purchase	(975)	-
Changes in operating assets and liabilities
Accounts receivable	(323,576)	74,598
Inventories	(18,872)	11,904
Advances to suppliers	(726,948)	126,639
Other receivables	(95,924)	(1,789,539)
Accounts payables	198,683	(1,309,228)
Accrued expenses and other payables	(402,381)	992,046
Advances from customers	103,987	2,916
Net cash used in operating activities	$(1,521,802)	$(1,528,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	(135,299)	-
Cash from acquired investee	226,162	-
Purchase of debt securities	-	(17,500,000)
Net cash used in investing activities	$90,863	$(17,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares	-	20,221,993
Proceeds from related party borrowings	2,648,014	2,376,221
Repayment of related party borrowings	(5,341,671)	(3,356,829)
Release of restricted cash	3,850,000	-
Proceeds from bank borrowings	176,127	-
Repayment of bank borrowings	-	(408)
Net cash provided by financing activities	$1,332,470	$19,240,977

NET INCREASE IN CASH AND CASH EQUIVALENTS	(98,469)	212,859
Effect of exchange rate changes on cash and cash equivalents	34,012	(15,118)
Cash and cash equivalents, beginning of the period	562,711	1,390,644
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$498,254	$1,588,385

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income tax	$7,726	$18,939
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$19,934,673	$-

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

There is no change in the accounting policies for the three months ended December 31, 2023.

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

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

The Company had the following related party balances as of December 31, 2023 and March 31, 2023:

Amount due from related party	December 31, 2023	March 31, 2023
Zhida Hong (1)	$2,111,557	$-
Bihua Yang	697,559	375,092
	$2,809,116	$375,092

Related party borrowings	December 31, 2023	March 31, 2023
Zhida Hong	$-	$901,110
Hongye Financial Consulting (Shenzhen) Co., Ltd.	146,388	45,841
Dewu Huang (2)	1,862,446	1,305,758
Jinlong Huang	116,166	131,924
	$2,125,000	$2,384,633

(1)	Being cash advance to Zhida Hong to pay for new brand development fee of the Company.

(2)	Being interest free loan as financial support from Dewu Huang to pay for daily operating expenditures of YBY.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. RESTRICTED CASH

The proceeds from issuance of the convertible note and warrants were deposited in a Holder Master Restricted Account controlled by the holders of the convertible note and warrants. The restricted cash will be released, over the period from the issuance date to the maturity date of the convertible note, when control account release events occur, which includes: (i) the Company’s receipt of a notice by the Holder electing to voluntarily effect a release of cash to the Company; (ii) the shareholder approval and registration of the new authorized shares according to the Securities Purchase Agreement; and (iii) any conversion of the convertible note.

7. DEBT SECURITIES HELD-TO-MATURITY

	December 31, 2023	March 31, 2023

Debt securities held-to-maturity	$-	$17,718,750

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of December 31, and March 31, 2023, the coupon receivable was $437,500 and $218,750, respectively. The note was matured on August 23, 2023 and was reclassified to Other receivables (Note 10). The Company is discussing with the issuer and will determine whether to renew the note.

8. INVENTORIES

Inventories consist of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Raw materials	$67,448	$19,484
Work in progress	-	9,373
Finished goods	236,952	256,671
Total inventories	$304,400	$285,528

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

10. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Prepayment	36,761	10,913
Deposit	750,932	40,341
Receivable of consideration on disposal of subsidiaries	233,956	708,457
Receivable of matured debt security (Note)	17,937,500	-
Other receivables	300,511	199,485
	$19,259,660	$959,196

Note: The debt security held-to-maturity was matured and was reclassified to Other receivables. The Company is discussing with the issuer and will determine whether to renew the note. (Note 7)

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Production plant	$107,573	$68,345
Motor vehicles	1,065,287	1,100,683
Office equipment	53,143	26,025
	1,226,003	1,195,053
Less: accumulated depreciation	(618,692)	(545,933)
Plant and equipment, net	$607,311	$649,120

Depreciation expense for the three and nine months ended December 31, 2023 and 2022 was $29,004 and $33,817, $86,005 and $102,649, respectively.

12. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will expire in August 2025.

13. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2023, the Company has borrowed $133,047 (RMB944,255) (March 31, 2023: $137,468) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on December 31, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,268,118 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. The first borrow was happened in October 2023, before that, the company didn’t exercise the agreement. As of December 31, 2023, the Company has borrowed $105,677 (RMB750,000) (March 31, 2023: Nil) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will be expired on February 1, 2026.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $70,451 (RMB500,000) for daily operations. As of December 31, 2023, the Company has borrowed $70,451 (RMB500,000) (March 31, 2023: Nil) under this line of credit with annual interest rate of 6.72%. The loan facility will be expired on December 26, 2025.

14. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2023 and 2022.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended December 31, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2023 and 2022. The preferential tax rate will be expired at end of year 2023 and the EIT rate will be 25% from year 2024.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2023 and 2022.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	(651,109)	(18,509)	(991,564)	29,152
Temporary differences	37,772	(54,616)	13,003	(148,387)
Permanent difference	93,336	9,933	99,648	13,278
Changes in valuation allowance	523,226	71,376	886,639	124,896
Income tax expense	$3,225	$8,184	7,726	18,939

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of PF enjoyed the preferential VAT rate of 3% in 2023 and 2022. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

15. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Revenues from external customers	2023	2022	2023	2022
Garments manufacturing segment	27,015	100,723	172,106	142,010
Logistics services segment	1,189,004	1,213,530	3,373,670	3,826,070
Property management and subleasing	252,477	796,343	310,540	2,671,379
Total of reportable segments	1,468,496	$2,110,596	$3,856,316	$6,639,459
Corporate and other	-	11,646	-	13,186
Total consolidated revenue	$1,468,496	$2,122,242	$3,856,316	$6,652,645

(Loss) Income from operations by segment for the three ended December 31, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Garments manufacturing segment	(30,398)	7,745	(71,541)	(48,999)
Logistics services segment	(41,699)	91,147	132,530	363,569
Property management and subleasing	(168,012)	131,213	(181,372)	254,934
Total of reportable segments	$(240,109)	$230,105	$(120,383)	$569,504
Corporate and other	(209,483)	(323,072)	(895,090)	(546,217)
Total consolidated income (loss) from operations	(449,592)	(92,967)	(1,015,473)	23,287

Total assets by segment as of December 31, 2023 and March 31, 2023 are as follows:

Total assets	December 31, 2023	March 31, 2023
Garment manufacturing segment	$2,622,846	$2,169,973
Logistics services segment	2,999,261	2,476,841
Property management and subleasing	21,111,864	-
Total of reportable segments	26,733,971	4,646,814
Corporate and other	27,051,558	36,656,067
Consolidated total assets	$53,785,529	$41,302,881

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Revenues
China	1,468,496	2,122,242	3,856,316	6,652,645
Total	1,468,496	2,122,242	3,856,316	6,652,645

	December 31, 2023	March 31, 2023
Long-Lived Assets
China	23,473,610	3,511,640

16. FINANCIAL INSTRUMENTS

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the fair value of the Warrant was $268,435 (March 31, 2023: approximately $2.0 million).

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

The movement of the Company’s convertible notes obligations were as the following for the three and nine months ended December 31, 2023 and 2022:

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Carrying value – beginning balance	$2,583,324	$-	$9,893,979	$-
Converted to ordinary shares	(51,530)	-	(4,629,520)	-
Reversal of debt discount due to conversion	4,012		886,191
Redemption	-	-	(5,687,056)	-
Amortization of debt discount	364,400	-	2,616,008	-
Deferred debt discount and cost of issuance	(677,683)	-	(1,815,995)	-
Interest charge	153,589	-	1,112,505	-
Carrying value – ending balance	$2,376,112	$-	$2,376,112	$-

During the three months ended December 31 2023, approximately $51,530 of the convertible notes was converted into approximately 50,298 ordinary shares, with average effective conversion price of $1.0245 per share.

During the nine months ended December 31 2023, approximately $4.6 million of the convertible notes was converted into approximately 3.11 million ordinary shares, with average effective conversion price of $1.4896 per share.

On July 13, 2023, the Company entered into a Waiver and Ratification Agreement with one of the holders of the Convertible Note. According to the agreement, the holder redeemed the full amount of $7.5 million for the Convertible Note and irrevocably waives any past, present or future claims, rights and obligations under the Convertible Note.

The Company’s derivative liabilities were as the following for the three and nine months ended December 31, 2023 and 2022:

	Three months ended				Nine months ended
	December 31,				December 31,
	2023		2022		2023		2022
Derivative liabilities –Warrants	$		$		$		$-
Beginning balance		268,435		-		4,026,521	-
Marked to the market		704,640		-		(3,053,446)	-
Ending fair value		973,075		-		973,075	-
							-
Derivative liabilities – Embedded conversion feature							-
Beginning balance		24,549		-		1,247,500	-
Converted to ordinary shares		(503)		-		(454,097)	-
Remeasurement on change of convertible price		677,683		-		1,815,996	-
Redemption		-		-		(1,115,627)	-
Marked to the market		1,033,953		-		241,910	-
Ending fair value		1,735,682		-		1,735,682	-
				-			-
Total Derivative fair value at end of period		$2,708,757		$-		$2,708,757	$-

17. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2023, with average discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease business for 16 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Operating lease cost	362,991	902,455	437,791	2,723,514
Short-term lease cost	36,830	19,540	94,881	58,955
	$399,821	$921,995	$532,672	$2,782,469

The following table summarizes supplemental information related to leases:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$399,821	$921,995	532,672	2,782,469
Right-of-use assets obtained in exchange for new operating leases liabilities	671,059	159,758	20,183,459	(332,682)
Weighted average remaining lease term - Operating leases (years)	14.6	1.1	14.6	1.1
Weighted average discount rate - Operating leases	4.90%	4.75%	4.90%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending December 31	Lease cost
2024	$1,132,384
2025	1,077,906
2026	1,012,052
2027	1,177,909
2028 and there after	26,030,167
Total lease payments	30,430,418
Less: Interest	(10,321,433)
Total	$20,108,985

18. SHARE CAPITAL

The Company effected the amendment and combination to the outstanding shares of our common stock into a lesser number of outstanding shares (the “Reverse Stock Split Amendment”) on a ratio of one-for-ten, with effected date on June 26, 2023.

19. RISKS AND UNCERTAINTIES

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.10 and 6.87 as of December 31, 2023 and March 31, 2023, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.148 and 6.603 for the three months ended December 31, 2023 and 2022, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of December 31, 2023 and March 31, 2023.

Garment manufacturing segment

	December 31, 2023	March 31, 2023
Customer A	89.3%	82.5%
Customer B	10.7%	9.9%

The high concentration as of December 31, 2023 was mainly due to business development of a large distributor of garments. Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Logistics services segment

	December 31, 2023	March 31, 2023
Customer A	23.4%	11.4%
Customer B	16.9%	10.2%
Customer C	11.0%	6.4%
Customer D	9.1%	14.1%
Customer E	4.8%	Nil

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for December 31, and March 31, 2023.

Concentration on customers

For the three months ended December 31, 2023, two customers from Logistics services segment provided more than 10% of total revenue of the Company, together representing 31.8% of total revenue of the Company for the three months. For the three months ended December 31, 2022, one customer provided more than 10% of total revenue of the Company, representing 11.8% of total revenue of the Company for the three months. For the nine months ended December 31, 2023, one customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 16.5% of total revenue of the Company for the nine months. For the nine months ended December 31, 2022, one customer provided more than 10% of total revenue of the Company, representing 10.8% of total revenue of the Company for the nine months.

Management believes that should the Company lose any one of its major customers, it was able to sell similar products to other customers.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segments for the three and nine months ended December 31, 2023 and 2022.

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Garment manufacturing segment	Nil %	Nil %	Nil %	Nil %
Logistics services segment	100%	100.0%	100%	100.0%
Property management and subleasing	100.0%	100.0%	100.0%	100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2023, the total outstanding borrowings amounted to $309,175 (RMB2,194,255) with various interest rate from 3.9% to 6.72% p.a. (Note 13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2023 and 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We, Addentax Group Corp., are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol “ATXG”. We classify our businesses into three segments: garment manufacturing, logistics services, property management and subleasing.

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (xi) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xii) Dongguan Aotesi Garments Co., Ltd., a PRC company (“AOT”), (xiii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”),,(ix) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (x) Dongguan Aotesi Garments Co., Ltd., a PRC company (“AOT”), (xi) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2023, we provide logistics services to over 86 cities in approximately 11 provinces and 3 municipalities  . We expect to develop an additional 20 logistics points in existing serving cities and improve the Company’s profit in the year 2024.

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

Results of Operations for the three months ended December 31, 2023 and 2022

The following tables summarize our results of operations for the three months ended December 31, 2023 and 2022. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Changes in 2023
	2023		2022		compared to 2022
	(In U.S. dollars, except for percentages)
Revenue	$1,468,496	100.0%	$2,122,242	100%	$(653,746)	(30.8)%
Cost of revenues	(1,306,169)	(88.9)%	(1,514,780)	(71.4)%	208,611	13.8%
Gross profit	162,327	11.1%	607,462	28.6%	(445,135)	(73.3)%
Operating expenses	(611,919)	(41.7)%	(700,429)	(33.0)%	(88,510)	12.6%
(Loss) Income from operations	(449,592)	(30.6)%	(92,967)	4.4%	(356,625)	(383.6)%
Other income, net	111,566	7.6%	19,232	0.9%	92,334	480.1%
Fair value gain	(1,738,593)	(118.4)%	-	-	(1,738,593)
Net finance cost	(527,818)	(35.9)%	(299)	(0.0)%	(527,519)	(26563.1)%
Income tax expense	(3,225)	(0.2)%	(8,184)	(0.4)%	4,959	60.6%
Net (loss) income	$(2,607,662)	(177.6)%	$(82,218)	(3.9)%	$(2,525,444)	(3071.6)%

Revenue

Total revenue for the three months ended December 31, 2023 decreased by approximately $0.7 million, or 30.8%, as compared with the three months ended December 31, 2022. The decrease was mainly due to the decrease of $0.6 million in property management and subleasing business and $0.1 million decrease in garment manufacturing business.

Revenue generated from our garment manufacturing business contributed approximately $0.03 million or 1.8% of our total revenue for the three months ended December 31, 2023. Revenue generated from garment manufacturing business contributed approximately $0.1 million or 4.7% of our total revenue for the three months ended December 31, 2022, respectively. The low level of sales was mainly due to factory facilities renewal and repair, remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the last quarter of the fiscal year ending 2024.

Revenue generated from our logistics services business contributed approximately $1.2 million or 81.0% of our total revenue for the three months ended December 31, 2023. Revenue generated from our logistic business contributed approximately $1.2 million or 57.2% of our total revenue for the three months ended December 31, 2022.

Revenue generated from our property management and subleasing business was $0.3 million or 17.2% of our total revenue for the three months ended December 31, 2023. The revenue from this business segment was $0.8 million or 37.5% of our total revenue of this business for the three months ended December 31, 2022.

Cost of revenue

	Three months ended December 31,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$27,015	100.0%	$100,723	100%	$(73,708)	(73.2)%
Raw materials	4,238	15.7%	771	0.8%	3,467	449.7%
Labor	6,957	25.8%	64,108	63.7%	(57,151)	(89.1)%
Other and Overhead	(1,292)	(4.8)%	2,761	2.7%	(4,053)	(146.8)%
Total cost of revenue for garment manufacturing	9,903	36.7%	67,640	67.2%	(57,737)	(85.4)%
Gross profit (loss) for garment manufacturing	17,112	63.3%	33,083	32.8%	(15,971)	(48.3)%

Net revenue for logistics services	1,189,004	100.0%	1,213,530	100.0%	(24,526)	(2.0)%
Fuel, toll and other cost of logistics services	495,352	41.6%	648,971	53.5%	(153,619)	(23.7)%
Subcontracting fees	560,735	47.2%	253,359	20.9%	307,376	121.3%
Total cost of revenue for logistics services	1,056,087	88.8%	902,330	74.4%	153,757	17.0%
Gross Profit for logistics services	132,917	11.2%	311,200	25.6%	(178,283)	(57.3)%

Net revenue for property management and subleasing	252,477	100.0%	796,343	100.0%	(543,866)	(68.3)%
Total cost of revenue for property management and subleasing	236,291	93.6%	536,732	67.4%	(300,442)	(56.0)%
Gross Profit for property management and subleasing	16,186	6.4%	259,611	32.6%	(243,425)	(93.8)%

Net revenue for corporate and others	$-	0%	$11,646	100.0%	(11,646)	(100.0)%
Merchandise/Finished goods/Raw materials	3,888	0%	8,078	69.4%	(4,190)	(51.9)%
Total cost of revenue for corporate and others	3,888	0%	8,078	69.4%	(4,190)	(51.9)%
Gross (loss) income for corporate and others	(3,888)	0%	3,568	30.6%	(7,456)	(209.0)%
Total cost of revenue	$1,306,169	88.9%	$1,514,780	71.4%	$(208,611)	(13.8)%
Gross profit	$162,327	11.1%	$607,462	28.6%	$(445,135)	(73.3)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business was approximately 15.7% of our total garment manufacturing business revenue for the three months ended December 31, 2023, as compared with 0.8% for the three months ended December 31, 2022.

Labor costs for our garment manufacturing business was approximately 25.8% of our total garment manufacturing business revenue for the three months ended December 31, 2023, as compared with 63.7% for the three months ended December 31, 2022.

Overhead and other expenses for our garment manufacturing business accounted for approximately (4.8)% of our total garment business revenue for the three months ended December 31, 2023, as compared with 2.7% of total garment business revenue for the three months ended December 31, 2022.

For our logistic business, we outsource some of our business to our contractors. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 53.1% and 28.1  % of total cost of revenues for our service segment for the three months ended December 31, 2023 and 2022, respectively. The increase was attributed to a decrease usage of our own logistics as compared to the subcontractor.   We have not experienced any dispute with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the three months ended December 31, 2023 was approximately $0.5 million as compared with $0.6 million for the three months ended December 31, 2022. Fuel, toll and other costs for our service business accounted for approximately 41.6% of our total service revenue for the three months ended December 31, 2023, as compared with 53.5% for the three months ended December 31, 2022. The decrease was primarily attributable to an increase of subcontractors usage after the COVID-19 epidemic.

Subcontracting fees for our service business for the three months ended December 31, 2023 increased significantly by approximately 121.3% to $0.6 million from $0.3 million for the three months ended December 31, 2022. Subcontracting fees accounted for approximately 47.2% and 20.9% of our total service business revenue in the three months ended December 31, 2023 and 2022, respectively. The increase was primarily attributable to a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The Company disposed of DY in February 2023 and acquired HX in September 2023. Therefore, the revenue in the quarter was only $0.3 million compared to $0.8 million for the three months ended December 31, 2022.

Gross profit

Garment manufacturing business gross profit for the three months ended December 31, 2023 was approximately $17,113, as compared with gross profit of approximately $33,082 for the three months ended December 31, 2022. Gross profit accounted for approximately 63.3% of our total garment manufacturing business revenue for the three months ended December 31, 2023.

Gross profit in our logistics services business for the three months ended December 31, 2023 was approximately $132,917 and gross margin was 11.2%. Gross profit in our logistics services business for the three months ended December 31, 2022 was approximately $311,300 and gross margin was 25.6%. The decrease of gross profit ratio was mainly because the subsidiary PF used more subcontractors to proceed the orders which increase the cost of revenue.

Gross profit in our property management and subleasing business for the three months ended December 31, 2023 was approximately $16,186, or 6.4% of revenue of the segment. It was approximately $259,611, or 32.6% margin for the three months ended December 31, 2022.

	Three months ended December 31,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Gross profit	$162,327	100%	$607,462	100%	(445,135)	(73.3)%
Operating expenses:
Selling expenses	(95,321)	(58.7)%	(24,511)	(4.0)%	(70,810)	288.9%
General and administrative expenses	(516,598)	(318.2)%	(675,918)	(111.3)%	159,320	(23.6)%
Total	$(611,919)	(377.0)%	$(700,429)	(115.3)%	88,510	(12.6)%
(Loss) Income from operations	$(449,592)	(277.0)%	$(92,967)	(15.3)%	(356,625)	383.6%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was $81,817 for property management and subleasing business and $13,504 for garments manufacturing business for the three months ended December 31, 2023 It was approximately $24,511 for property management and subleasing business for the three months ended December 31, 2022. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended December 31, 2023 and 2022 was approximately $34,008 and $25,228, respectively. Our general and administrative expenses in our logistics services segment for the three months ended December 31, 2023 and 2022 was approximately $174,618 and $220,052, respectively. The general and administrative expenses in our property management and subleasing business was approximately $132,336 and $103,999 for the three months ended December 31, 2023 and 2022, respectively. Our general and administrative expenses in our corporate office for the three months ended December 31, 2023 and 2022 was approximately $175,636 and $326,639, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended December 31, 2023 decreased by approximately 23.6% to $516,598 from $675,918 for the three months ended December 31, 2022.

(Loss) Income from operations

Loss from operations for the three months ended December 31, 2023 was approximately $449,592, while loss from operations for the three months ended December 31, 2022 was $92,967. Loss from operations of approximately $30,398 and income from operations of $7,745 was attributed from our garment manufacturing segment for the three months ended December 31, 2023 and 2022, respectively. Loss from operations of approximately $41,699 and income from operations of approximately $91,147 was attributed from our logistics services segment for the three months ended December 31, 2023 and 2022, respectively. Loss from operations of approximately $168,012 and income from operations of $131,213 for the three months ended December 31, 2023 and 2022 was attributed from our property management and subleasing business, respectively. We incurred expenses from operations in corporate office of approximately $209,483 and $324,046 for the three months ended December 31, 2023 and 2022, respectively. The decrease of expenses from our corporate office was mainly due to decrease in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2023 and 2022 was approximately $3,255 and $8,184, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2023 and 2022.

QYTG and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2023. The preferential tax rates will be expired at end of year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2023 and 2022.

Net Income (Loss)

We incurred net loss of approximately $2.6 million for the three months ended December 31, 2023 and a net loss of approximately $0.08 million for the three months ended December 31, 2022. Our basic and diluted loss per share were $0.66 and $0.00 for the three months ended December 31, 2023 and 2022, respectively.

Results of Operations for the nine months ended December 31, 2023 and 2022

The following tables summarize our results of operations for the nine months ended December 31, 2023 and 2022. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31,				Changes in 2023
	2023		2022		compared to 2022
	(In U.S. dollars, except for percentages)
Revenue	$3,856,316	100%	$6,652,645	100.0%	$(2,796,329)	(42.0)%
Cost of revenues	(3,054,193)	(79.2)%	(5,023,338)	(75.5)%	1,969,145	39.2%
Gross profit	802,123	20.8%	1,629,307	24.5%	(827,184)	(50.8)%
Operating expenses	(1,817,596)	(47.1)%	(1,606,020)	(24.1)%	(211,576)	(13.2)%
(Loss) Income from operations	(1,015,473)	(26.3)%	23,287	0.4%	(1,038,760)	(4460.7)%
Other income, net	(357,848)	(9.3)%	93,288	1.4%	(451,136)	(483.6)%
Fair value gain	(172,001)	(4.5)%	-	-	(172,001)	-
Net finance cost	(2,420,935)	(62.8)%	34	(0.0)%	(2,420,969)	36365.7%
Income tax expense	(7,726)	(0.2)%	(18,939)	(0.3)%	11,213	59.2%
Net (loss) income	$(3,973,983)	(103.1)%	$97,670	1.5%	$(4,071,653)	(4168.8)%

Revenue

Total revenue for the nine months ended December 31, 2023 decreased by approximately $2.8 million, or 42.0%, as compared with the nine months ended December 31, 2022. The decrease was mainly due to the decrease of $0.4 million in logistics services and $2.3 million in property management and subleasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.2 million or 4.5% of our total revenue for the nine months ended December 31, 2023. Revenue generated from garment manufacturing business contributed approximately $0.1 million or 2.1% of our total revenue for the nine months ended December 31, 2022, respectively. The low level of sales was mainly due to factory facilities renewal and repair, remaining factories cannot provide the same capacity as previously. We estimate the capacity will appear to recover at last quarter of for the fiscal year ending 2024.

Revenue generated from our logistics services business contributed approximately $3.4 million or 87.5% of our total revenue for the nine months ended December 31, 2023. Revenue generated from our logistic business contributed approximately $3.8 million or 57.5% of our total revenue for the nine months ended December 31, 2022.

Revenue generated from our property management and subleasing business was $0.3 million or 8.1% of our total revenue for the nine months ended December 31, 2023. The revenue from this business segment was $2.7 million or 40.2% of our total revenue of this business for the nine months ended December 31, 2022.

Cost of revenue

	Nine months ended December 31,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$172,106	100.0%	$142,010	100.0%	$30,096	21.2%
Raw materials	30,187	17.5%	28,323	19.9%	1,864	6.6%
Labor	100,097	58.2%	73,376	51.7%	26,721	36.4%
Other and Overhead	1,389	0.8%	4,380	3.1%	(2,991)	(68.3)%
Total cost of revenue for garment manufacturing	131,673	76.5%	106,079	74.7%	25,595	24.1%
Gross profit for garment manufacturing	40,433	23.5%	35,931	25.3%	4,502	12.5%

Net revenue for logistics services	3,373,670	100.0%	3,826,070	100.0%	(452,400)	(11.8)%
Fuel, toll and other cost of logistics services	1,496,570	44.4%	1,916,957	50.1%	(420,387)	(21.9)%
Subcontracting fees	1,181,160	35.0%	890,660	23.3%	290,500	32.6%
Total cost of revenue for logistics services	2,677,730	79.4%	2,807,617	73.4%	(129,887)	(4.6)%
Gross Profit for logistics services	695,940	20.6%	1,018,453	26.6%	(322,513)	(31.7)%

Net revenue for property management and subleasing	310,540	100.0%	2,671,379	100.0%	(2,360,839)	(88.4)%
Total cost of revenue for property management and subleasing	240,902	77.6%	2,099,050	78.6%	(1,858,148)	(88.5)%
Gross Profit for property management and subleasing	69,638	22.4%	572,329	21.4%	(502,691)	(87.8)%

Net revenue for supplies corporate and others	$-	-	$13,186	100.0%
Other and Overhead	3,888	-	10,592	80.3%	(6,704)	(63.3)%
Total cost of revenue for corporate and others	3,888	-	10,592	80.3%	(6,704)	(63.3)%
Gross (loss) income for corporate and others	(3,888)	-	2,594	19.7%	(6,482)	(249.9)
Total cost of revenue	$3,054,193	79.2%	$5,023,338	75.5%	$(1,969,145)	(39.2)%
Gross profit	$802,123	20.8%	$1,629,307	24.5%	$(827,184)	(50.8)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business was approximately 17.5% of our total garment manufacturing business revenue for the nine months ended December 31, 2023, as compared with 19.9% for the nine months ended December 31, 2022. The decrease in percentages was mainly due to the company develop new raw material suppliers..

Labor costs for our garment manufacturing business was approximately 58.2% of our total garment manufacturing business revenue for the nine months ended December 31, 2023, as compared with 51.7% for the nine months ended December 31, 2022. The increase was mainly due to rising of salary.

Overhead and other expenses for our garment manufacturing business accounted for approximately 0.8% of our total garment business revenue for the nine months ended December 31, 2023, as compared with 3.1% of total garment business revenue for the nine months ended December 31, 2022.

For our logistic business, we outsource some of our business to our contractors. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 39.9% and 25.8% of total cost of revenues for our service segment for the nine months ended December 31, 2023 and 2022, respectively. The increase was attributed to a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services provider.

Fuel, toll and other costs for our service business for the nine months ended December 31, 2023 was approximately $1.5 million as compared with $1.9 million for the nine months ended December 31, 2022. Fuel, toll and other costs for our service business accounted for approximately 44.4% of our total service revenue for the nine months ended December 31, 2023, as compared with 50.1% for the nine months ended December 31, 2022. The decrease was primarily attributable to an increase of usage of subcontractors after the COVID-19 epidemic.

Subcontracting fees for our service business for the nine months ended December 31, 2023 increased approximately 32.6% to $1.2 million from $0.9 million for the nine months ended December 31, 2022. Subcontracting fees accounted for 35.0% and 23.3% of our total service business revenue in the nine months ended December 31, 2023 and 2022, respectively. The increase was primarily attributable a decrease usage of our own logistics as compared to the subcontractors after the COVID-19 epidemic.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business.

Gross profit

Garment manufacturing business gross profit for the nine months ended December 31, 2023 was approximately $40,433, as compared with approximately $35,931 for the nine months ended December 31, 2022. Gross profit accounted for 23.5% of our total garment manufacturing business revenue for the nine months ended December 31, 2023, as compared to 25.3% for the nine months ended December 31, 2022.

Gross profit in our logistics services business for the nine months ended December 31, 2023 was approximately $695,940 and gross margin was 20.6%. Gross profit in our logistics services business for the nine months ended December 31, 2022 was approximately $1,018,453 and gross margin was 26.6%. The decrease of gross profit ratio was mainly because the subsidiary PF used more subcontractors to proceed the orders which increase the cost of revenue.

Gross profit in our property management and subleasing business for the nine months ended December 31, 2023 was $69,639, or 22.4% gross margin. It was approximately $572,329, or 21.4% for the nine months ended December 31, 2022. The decrease was due to disposal of DY.

	Nine months ended December 31,				Increase (decrease) in
	2023		2022		2023 compared to 2022
	(In U.S. dollars, except for percentages)
Gross profit	$802,123	100.0%	$1,629,307	100.0%	(827,184)	(50.8)%
Operating expenses:
Selling expenses	(132,533)	(16.5)%	(60,155)	(3.7)%	(72,378)	(120.3)%
General and administrative expenses	(1,685,063)	(210.1)%	(1,545,865)	(94.9)%	(139,198)	(9.0)%
Total	$(1,817,596)	(226.6)%	$(1,606,020)	(98.6)%	(211,576)	(13.2)%
(Loss) Income from operations	$(1,015,473)	(126.6)%	$23,287	1.4%	(1,038,760)	(4460.7)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It consisted of $13,857 for garments manufacturing segment and approximately $118,676 for our property management and subleasing business for the nine months ended December 31, 2023. It was $60,155 for property management and subleasing business for the nine months ended December 31, 2022. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the nine months ended December 31, 2023 and 2022 was approximately $98,117 and $84,821, respectively. Our general and administrative expenses in our logistics services segment for the nine months ended December 31, 2023 and 2022 was approximately $562,696 and $654,883, respectively. The general and administrative expenses in our property management and subleasing business was approximately $132,336 and $257,351 for the nine months ended December 31, 2023 and 2022, respectively. Our general and administrative expenses in our corporate office for the nine months ended December 31, 2023 and 2022 was approximately $891,914 and $548,810, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2023 increased by approximately 9.0% to $1.7 million from $1.5 million for the nine months ended December 31, 2022.

(Loss) Income from operations

Loss from operations for the nine months ended December 31, 2023 was approximately $1.0 million, while income from operations for the nine months ended December 31, 2022 was $23,287. Loss from operations of approximately $71,541 and $48,999 for the nine months ended December 31, 2023 and 2022 was attributed from our garment manufacturing segment, respectively. Income from operations of approximately $132,530 and $363,569 was attributed from our logistics services segment for the nine months ended December 31, 2023 and 2022, respectively. Loss from operations of approximately $181,372 and income of $254,934 for the nine months ended December 31, 2023 and 2022 was attributed from our property management and subleasing business, respectively. We incurred expenses from operations in corporate office of approximately $895,090 and $546,217 for the nine months ended December 31, 2023 and 2022, respectively. The increase of expenses from our corporate office was mainly due to increase in legal and professional fees to comply with the SEC accounting, disclosure and reporting requirements.

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2023 and 2022 was approximately $7,726 and $18,939, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2023 and 2022.

QYTG and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the nine months ended December 31, 2023 and 2022.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2023. The preferential tax rates will be expired at end of year 2023.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2023 and 2022.

Net Income (Loss)

We incurred net loss of approximately $4.0 million for the nine months ended December 31, 2023 and a net income of approximately $0.1 million for the nine months ended December 31, 2022. Our basic and diluted earnings per share were ($1.0) and $0.00 for the nine months ended December 31, 2023 and 2022, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2023 and 2022 is as follow:

	Nine months ended December 31,
	2023	2022
	(In U.S. dollars)
Net cash used in operating activities	$(1,521,802)	$(1,528,118)
Net cash provided by (used in) investing activities	$90,863	$(17,500,000)
Net cash provided by financing activities	$1,332,470	$19,240,977

Net cash used in operating activities in the nine months ended December 31, 2023 was $1.5 million, nearly the same as that of the nine months ended December 31, 2022.

Net cash provided by investing activities in the nine months ended December 31, 2023 was consist of $0.1 million purchase of property and equipment and long-term prepayment and $0.2 million cash from acquired investee. Net cash used in investing activities in the nine months ended December 31, 2022 was for investment in debt securities.

Net cash provided by financing activities for the nine months ended December 31, 2023 included $3.9 million released from restricted cash, proceeds from bank borrowings of $0.2 million and net repayment of $2.7 million to related parties. Net cash provided by financing activities for the nine months ended December 31, 2022 included $20.2 million proceeds from its public offering and $1.0 million net repayment to related parties.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2023, we had cash on hand of approximately $0.5 million, total current assets of approximately $30.3 million and current liabilities of approximately $5.4 million. We presently finance our operations from revenue, fund raising from our initial public offering proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In last year, RMB depreciated against the U.S. dollar. As of December 31, 2023, the market foreign exchange rate was RMB 7.10 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the nine months ended December 31, 2023 and 2022 was approximately $0.05 million and $0.2 million respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: February 14, 2024	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

