Form 10-K
period 2024-03-31
ADDENTAX GROUP CORP.
filed 2024-07-15
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2024	Public Float on July 15, 2024
Common Stock, $0.001 par value	6,043,769	4,121,254

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

Additionally, as we conduct substantially all of our operations through the operating companies established in the PRC, we are subject to certain legal and operational risks associated with our business operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business. Therefore, these risks associated being based in or having substantially all of our operations through the operating companies established in China could cause the value of our securities to significantly decline or be worthless. Furthermore, these risks may result in a material change in our business operations or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As confirmed by our PRC counsel at the date of September 2, 2022, the business of our subsidiaries until our registration are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. In addition, as confirmed by our PRC counsel, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor Pan-China Singapore, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. As of the date of this annual report, no effective laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our overseas listing from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Risk Factors” beginning on page 17 for a discussion of these legal and operational risks and other information that should be considered before making a decision to purchase our common stock.

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

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Our auditor, Pan-China Singapore, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Pan-China Singapore is based in Singapore and there are no limitations in Singapore on PCAOB inspections. Pan-China Singapore is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. On August 26, 2022, the PCAOB announced that it had signed the “Protocol” with the CSRC and the MOF, which governs inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol released by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022, the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022. It is possible when the PCAOB may reassess its determinations in the future, and it could determine that it is still unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. The Holding Foreign Companies Accountable Act and related regulations currently previously did not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations. Furthermore, on June 22, 2021, the U.S. Senate passed AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Ordinary Shares, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 17 of this annual report.

Risks Associated with Our Company

●	Our success depends on our customers’ ability to market and sell their products manufactured by us.

●	Our future expansion plans are subject to uncertainties and risks.

●	Future price increases in raw materials or changes in the supply of raw materials may materially and adversely affect our business, financial condition and results of operations.

●	Any labor shortages, increased labor costs or other factors affecting labor supply for our production materials may materially and adversely affect our business operations.

●	If we are unable to attract additional customers and clients to purchase our services (and future products we may develop or sell) it will have a negative effect on our ability to generate revenue.
●	A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in us.

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

●	We face risks associated with future Chinese regulations.

●	We may be exposed to concentration risk of heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact on our business and results of operation.

●	If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

●	We have a limited operating history for the new business segment of property management and subleasing, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. In addition, our historical growth rates and profitability may not be indicative of our future growth and profitability.

●	Natural disasters, public health crises or other catastrophic events may significantly limit our ability to conduct business as normal, disrupt our business operation and materially affect our financial condition.

●	We may not succeed in continuing to maintain, protect and strengthen our reputation, and any negative publicity about us, our business, our management, our business partners, may materially and adversely affect our reputation, business, results of operations and growth.

General Risks Associated with Business Operations in China

●	Investors may have difficulty enforcing judgments against us.

●	Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The PRC government may intervene or influence our business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Our independent registered public accounting firm’s audit documentation related to their audit reports included in this prospectus include audit documentation located in the PRC. Our Common Stocks may be delisted or prohibited from being traded over-the-counter under the HFCAA if the PCAOB is unable to inspect our audit documentation located in mainland China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. The delisting or the cessation of trading of our Common Stocks, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

●	To the extent cash in the business is in the PRC or a PRC entity, the funds may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

●	Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Foreign exchange fluctuations may affect our business.

●	Inflation could pose a risk to our business.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

●	While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with our offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC Subsidiaries to liability or penalties, limit our ability to inject capital into our PRC Subsidiaries or limit our PRC Subsidiaries’ ability to increase their registered capital or distribute profits.

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
●	Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.
●	The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.
●	Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

Risks Relating to Our Holding Company Structure

●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

●	We may rely on dividends and other distributions on equity paid by our PRC Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our offerings to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Relating to Our Common Stock

●	We may never be able to pay dividends and are unlikely to do so.

●	The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors.

●	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

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

Current Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the People’s Republic of China, or the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three main segments    : garment manufacturing, logistics services, and property management and subleasing. The Company previously engaged in the provision of epidemic prevention supplies, which included manufacturing, distribution and trading of epidemic prevention supplies. As the COVID-19 pandemic is near an endemic, the Company ceased to operate in this business in the first quarter of 2023. The remaining assets of this business segment were reclassified into the “Corporate and others” segment. The corresponding items of segment information for the earlier periods were restated to reflect the change of the new segment structure.

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which investors are investing.

Our subsidiaries include   (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (xi) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xii) Dongguan Au Te Si Garments Co., Ltd., a PRC company (“AOT”), (xiii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (ix) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (x) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (xi) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) and Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in the garment market. We currently have an aggregate of 56,238 square meters floor space   and provide approximately 1,300 shop space to clients. In February 2023, the Company disposed of DY to an independent third party at fair value in February, 2023. We conduct our property management and subleasing operation through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”), which is located in the Guangdong province, China.

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

Stringent quality control process. As of March 31, 2024, we had 10 employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2024, our design team consisted of 4 members.

Extensive delivery network. Our logistics business has nine routes and covers 44 cities in 10 provinces and 2 municipalities in the PRC.

Strategic location and infrastructure. Our property management and subleasing business operates through Dongguan Hongxiang Commercial Co., Ltd. (HX), located in Guangdong province, China, is a key area for the garment market. By securing a prime location and developing a well-maintained infrastructure, we provide attractive and convenient spaces for garment wholesalers and retailers, enhancing their operational efficiency and appeal to customers.

Comprehensive property services. We provide a wide range of property management services, including security, maintenance, and customer support, to ensure a high standard of service for our tenants. This comprehensive solution helps to foster a favorable business environment for garment wholesalers and retailers, enhancing tenant satisfaction and retentions.

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

Expand our delivery network. As of March 31, 2024, we provided logistics services to over 44 cities in 10 provinces and 2 municipalities in the PRC. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profits in the year 2024.

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

Enhance tenant experience through value-added services. We aim to offer a range of value-added services to our tenants, including property maintenance, marketing support, and business consulting. These services are designed to help tenants improve their business operations, attract more customers, and increase their profitability, thereby enhancing tenant retention and satisfaction.

Develop digital solutions for property management. We plan to implement advanced digital solutions to streamline our property management processes. This includes the use of property management software for lease administration, tenant communication, and maintenance scheduling. By leveraging technology, we aim to improve operational efficiency and provide a seamless experience for our tenants.

Leverage data analytics for informed decision-making. We plan to utilize data analytics to gain insights into market trends, tenant preferences, and property performance. By analyzing this data, we can make informed decisions on property acquisitions, rental pricing, and tenant services, ultimately optimizing our property management and subleasing operations.

Enhance customer service and support. We intend to improve our customer service and support by providing dedicated tenant support teams and implementing tenant feedback mechanisms. Exceptional customer service will help build strong relationships with tenants and improve overall satisfaction.

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through our wholly-owned subsidiaries, HSW, YS, YBY, ZHJ, AOT, which are located in Guangdong province, the PRC.

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

Our logistics business

We pack products and provide logistics service to our customers through our wholly-owned subsidiaries, XKJ, PF and TD which are located in Guangdong province, the PRC. Our in-house logistics teams deliver to approximately 10 provinces and 2 municipalities in the PRC.

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

Our network

We have 121 logistics points and they are located in 10 provinces and 2 municipalities which cover 44 cities in the PRC.

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

Customers and Suppliers

Customers

Our customer base is diverse. Our customers are as follows: (i) in the garment manufacturing business are mainly garment wholesalers and retailers, (ii)our customers in logistics business are mainly trading companies and logistic companies, and (iii) our customers in property management and subleasing business are manufacturing companies and e-commerce companies. There were two and one customers accounted for more than 10% of our net sales for the years ended March 31, 2024 and 2023, respectively  .

Suppliers

We procured our garments through various textile companies in our garment manufacturing business. For our logistics business, we procured from packing companies and transportation companies. For our property management and subleasing business, our suppliers are property owners. There was one supplier accounted for more than 10% of our total cost for the year ended March 31, 2024, and no single supplier accounted for more than 10% of our total costs for the years ended March 31, 2023.

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

Intellectual Property

The Company, through its subsidiary Shenzhen Qianhai Industrial Chain Co.Ltd., herein referred to as “YX,” received the approval of the trademarks below in relation to its business from PRC government.

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

Employees

As of March 31, 2024, we had approximately 112 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2024:

Function	Number of employees
Administration	35
Finance	12
Logistics	21
Marketing	6
Operation	28
Productive	10
Total	112

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

Recent Developments

AI Logistics System Development

On March 20, 2024, we signed a memorandum of understanding (MOU) with Dezhong Xinghui Information Technology Co., Ltd. to develop an AI logistics system. This system aims to optimize vehicle dispatching, monitor real-time inventory, enable intelligent sorting and delivery, and operate seamlessly, significantly reducing labor costs and errors while enhancing efficiency and quality in logistics operations.

Activewear Production Collaboration

On March 5, 2024, we entered into a collaboration agreement with Regina Miracle International (Holdings) Limited to produce high-quality, functional, and fashionable activewear. This partnership leverages our manufacturing capabilities and comprehensive industry chain services with Regina’s advanced R&D technology in sportswear, aiming to elevate product quality, streamline delivery timelines, and fortify market competitiveness in the sportswear industry.

Tourism-As-A-Service Platform

On February 6, 2024, we signed an MOU with Shenzhen Tamir Cultural Tourism Development Co., Ltd. to launch a “Tourism-As-A-Service” platform utilizing AI and blockchain tools. This initiative aims to incubate local and overseas pan-entertainment and tourism services, enhancing efficiency and effectiveness in full-chain tourism services.

Comprehensive Supply Chain Services

On December 22, 2023, we signed an MOU with Zhongjiu Yihe (Shenzhen) Brand Development Co., Ltd. to establish comprehensive brand, product, and marketing supply chain services in China. This collaboration aims to enhance our market reach and commitment to innovative partnerships.

AI Content Creation Research and Development

On October 18, 2023, we entered into an R&D agreement with Xi’an University of Electronic Science and Technology. This partnership aims to advance AI content creation for the pan-entertainment industry, focusing on developing AI technology for translation, content extraction, and creation management systems. This collaboration enhances our capabilities and diversifies its business lines within the AI technology realm.

Government Regulations

The PRC government has corresponding industrial regulatory measures and policies for garment manufacturing business, logistics business and property management and subleasing business. Our PRC subsidiaries currently comply with these regulatory requirements and have not received any action from industry regulators for conduct of their business. The PRC government may, however, from time to time institute rules and regulations on such businesses which makes it difficult or impossible for us to operate successfully, if at all, in the PRC. Please see the section on “Risk Factors” for further details.

The PRC government encourages small to medium-sized companies in traditional industries, such as garment manufacturing, to modernize their business models with technological updates in order to sharpen their competitive edge in global markets.

PRC Limitation on Overseas Listing and Share Issuances

Based on the opinion of our PRC counsel, currently, each of our PRC Subsidiaries holds and maintains a business license issued by the local market supervision and administration bureau, and has received all requisite permissions and approvals in order to conduct and operate our business. Based on our understanding of the PRC laws and regulations, our PRC businesses hold all the business licenses issued and approved from the relevant local authorities and other administrative license required by its business, and do not require any other permissions or approvals to operate their PRC business operations. As of the date of this report, none of our PRC Subsidiaries has been denied or punished by relevant governmental authorities due to its business qualifications. In addition, we (Addentax Group Corp.) and our non-PRC subsidiaries have also received all requisite permissions and approvals in order to conduct and operate our business.

In order to promote domestic enterprises to carry out overseas capital market activities in accordance with law and compliance, the CSRC issued the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” and five supporting guidelines (collectively referred to as the Overseas Listing Filing Rules) on February 17, 2023, and took effect on March 31, 2023. The Overseas Listing Filing Rules clarify the relevant rules of the Chinese government on the management of overseas issuance, including but not limited to (i) Initial public offerings or listings in overseas markets shall be filed with the CSRC within 3 working days after the relevant application is submitted overseas. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed as Initial public offerings; (ii) A negative list that prohibits overseas offering and listing; (iii) The reporting obligations of the issuer after filing, such as the change of control, voluntary or mandatory delisting and other major changes after overseas issuance or listing, the issuer should bear the obligation to report to the CSRC; (iv) Legal liability, such as failure to fulfill the filing procedures, or violation of relevant regulations in overseas listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine of between RMB 1,000,000 yuan and RMB 10,000,000 yuan. Directly liable persons-in-charge and other directly liable persons shall be warned and each imposed a fine of between RMB 500,000 yuan and RMB 5,000,000 yuan.

According to the Overseas Listing Filing Rules, the company, as an enterprise that has been listed on the Nasdaq Capital Market before the new regulations come into effect, does not need to apply to the CSRC for filing immediately. If it is issued and listed in other overseas markets, it shall be filed in accordance with relevant regulations. The Company entered into two private placement agreements with certain individual investors for 330,000 common Shares each at a unit price of $0.98 per share and for a total of $646,800. After the transactions, we shall be filed with the CSRC within three working days after the issuance of shares is completed. According to the Legal Opinion provided by the  Allbright Law Offices,  the Company has submitted the filing application to the China Securities Regulatory Commission . As of July 4, 2024, the application is still pending. Accordingly, the Company’s overseas issuances and subsequent additional issuances comply with the relevant provisions of the overseas listing filing regulation. As the overseas listing filing process has not yet been completed, the outcome and subsequent requirements remain uncertain. As a result, we cannot assure you that we will be able to complete all requirement  for our future issuance in a timely manner and fully comply with the relevant new rules, if any. In addition, we cannot guarantee that we will not be subject to greater regulatory scrutiny or subsequent interference by the Chinese government.

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

On August 26, 2022, the PCAOB announced that it had signed the “Protocol” with the CSRC and the MOF, which governs inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol released by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022, the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022. It is possible when the PCAOB may reassess its determinations in the future, and it could determine that it is still unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. The Holding Foreign Companies Accountable Act and related regulations currently previously did not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such a future time, an exchange may determine to delist our securities.

Furthermore, on June 22, 2021, the U.S. Senate passed AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Ordinary Shares, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

Our top customers accounted for a major portion of our total revenue for the years ended March 31, 2024 and 2023 and may materially adversely affect our financial condition and results of operations.

For the year ended March 31, 2024, two customers accounted for approximately 73.88% and 22.13% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2023, two customers accounted for approximately 41.23% and 17.23%, respectively, of the Company’s total garment manufacturing revenues. For the year ended March 31, 2024, one customer accounted for approximately 19.95% of the Company’s total logistic services revenues. For the year ended March 31, 2023, one customer accounted for approximately 20.39% of the Company’s total logistic services revenues. However, our top customers are not obligated in any way to continue to provide us with new businesses in the future at a level similar to that in the past or at all. If any of our top customers reduce their orders with us or terminate their business relationship with our Group and if we are not able to secure orders of a comparable size from other customers as replacement, our business operations and financial performance may be materially and adversely affected.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

During the years ended March 31, 2024 and 2023, approximately 100.0% and 100.0% of total inventory purchases were from the Company’s five largest suppliers, respectively. Our business, financial condition and operating results depend on the continuous supply of products from our largest suppliers and our continuous supplier-customer relationship with them. Our heavy reliance on our largest suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

The Company relied on a few subcontractors for our logistic business, in which the subcontracting fees to our largest contractor represented approximately 42.0% and 25.2% of total cost of revenues for our logistics service segment for the years ended March 31, 2024 and 2023, respectively. The increase in subcontracting fee to the largest contractor was mainly to optimize resources and cost efficiencies. We have not experienced any disputes with our subcontractors, and we believe we maintain good relationships with our contract logistic service provider.

If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

We engaged subcontractors to carry out logistics services. Subcontracting fees for our logistics business for the year ended March 31, 2024 increased to approximately $1.5 million from $1.1 million for the year ended March 31, 2023, representing an increase of approximately 33.0%. Subcontracting fees accounted for 34.9% and 23.24% of our total logistics business revenue in the years ended March 31, 2024 and 2023, respectively.

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

Competition for tenants could impact our occupancy rates.

Our property management and subleasing operations face significant competition for tenants within the garment market. Competitive factors include rental rates, property location, lease terms, and the quality of properties offered. We compete directly with other landlords and property operators offering similar leasing opportunities in our targeted areas. The presence of newer or better-located properties could adversely affect our ability to attract tenants and the rental rates we can achieve.

Our performance depends on our ability to collect rent from tenants, including anchor tenants, our tenants’ financial condition and our tenants maintaining leases for our properties.

Our property management and subleasing operations rely heavily on our ability to collect rent from tenants, including anchor tenants, to maintain financial stability. The financial condition of our tenants directly impacts their ability to meet lease obligations. Economic downturns or adverse market conditions, such as inflation, labor shortages, supply chain disruptions, and changes in consumer spending habits, may weaken tenants’ financial positions. This could lead to delays in lease commencements, non-renewals, or defaults on rental payments. In some cases, tenants may choose to close stores or declare bankruptcy, resulting in the termination of leases and loss of rental income. Enforcing lease terms in case of default may incur delays and costs, potentially affecting our cash flow and financial performance.

A tenant filing for bankruptcy protection could prevent us from collecting pre-bankruptcy debts or recovering losses related to unpaid rent or damages. The rejection of leases in bankruptcy proceedings would leave us with general unsecured claims, likely resulting in partial or no recovery of outstanding balances. Multiple lease terminations or failures of tenants to occupy premises could lead to lease terminations or reduced rents for remaining tenants under certain lease terms. In such scenarios, re-leasing vacant spaces at competitive rates may be challenging, potentially reducing overall rental income and impacting financial results. The occurrence of these situations, particularly involving significant tenants with leases across multiple locations, could materially affect our financial condition, operational results, and cash flow.

Subleasing to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.

A portion of our tenant base consists of smaller, growth-oriented businesses in the garment industry. These tenants may have less financial stability compared to larger corporations, increasing the risk of tenant defaults, turnover, or bankruptcies. Smaller businesses are more susceptible to economic downturns or changes in market conditions, which could lead to challenges in rent payments, lease renewals, or the need for alternative office spaces. Such tenant-related risks could impact our cash flow and financial performance.

Natural disasters, public health crises or other catastrophic events may significantly limit our ability to conduct business as normal, disrupt our business operation and materially affect our financial condition.

Our operations, and the operations of our new business segment of property management and subleasing, are vulnerable to interruptions by natural disasters, public health crises and catastrophic events. For example, the outbreak of COVID-19 pandemic caused the Chinese government to take unprecedented measures to contain the virus, such as lock-down of cities, nationwide travel restriction and compulsory quarantine requirements. During the outbreak, we had to temporarily close our office facilities, restrict employee travel, switch to online virtual meetings or even cancel meetings with partners. By the end of 2022, the control measures for the COVID-19 epidemic prevention gradually liberalized in the PRC. Any significant disruption resulting from this or similar epidemics on a large scale or over a prolonged period of time could cause significant disruption to our business until we would be able to resume normal business operations, negatively affecting our business, results of operations and financial condition.

In our property management and subleasing segment, disruptions from natural disasters or health crises could lead to tenant defaults, lease terminations, or reduced occupancy rates. These events may necessitate property closures, temporary halts in rental income, or challenges in attracting and retaining tenants, amplifying the adverse impact on our financial performance and overall business stability.

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

Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.

Our business involves the collection, storage, processing and transmission of customers’ business data. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions and government institutions, have disclosed breaches of their information technology, or IT, systems, some of which have involved sophisticated and highly targeted cybersecurity attacks, including on portions of their websites or infrastructure. We may also be subjected to breaches of cybersecurity by hackers. Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Concerns about cybersecurity are increased when we transmit information. Electronic transmissions can also be subjected to cybersecurity attacks, interception or loss. Also, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated participants, which can impact the confidentiality, integrity and availability of information, and the integrity and availability of our products, services and systems, among other effects. Denial of service or other cybersecurity attacks could be targeted against us for a variety of purposes, including interfering with our products and services or creating a diversion for other malicious activities. These types of actions and attacks could disrupt our delivery of products and services or make them unavailable, which could damage our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liabilities, subject us to lawsuits, fines or sanctions, distract our management or increase our costs of doing business.

Our encryption of data and other protective measures may not prevent unauthorized access or use of sensitive data. A breach of our system or that of one of our associated participants may subject us to material losses or liability. A misuse of such data or a cybersecurity breach could harm our reputation and deter customers from using our products and services, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liabilities, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under applying laws or regulations.

We cannot assure that there are written agreements in place with every associated participant or that such written agreements will prevent the unauthorized use, modification, destruction or disclosure of data or enable us or our customers to obtain reimbursement in the event we should suffer incidents resulting in unauthorized use, modification, destruction or disclosure of data. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, which could have a material and adverse effect on our business, financial condition and results of operations.

Cybersecurity attack incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that the procedures and controls we employ will be sufficient to prevent security breaches from occurring and we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material and adverse effect on our business, financial condition and results of operations.

Failure to make adequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of March 31, 2024, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees.

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

On December 18, 2020, the “Holding Foreign Companies Accountable Act” was signed by previous President of the United States and became law. This legislation requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national exchange or through other methods.

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

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022, the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022.

On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. Should the PCAOB be unable to fully conduct inspections of our auditors’ work papers in the PRC, it will make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures and you may be deprived of the benefits of such inspection, which could result in limitation or restriction to our access to the U.S. capital markets, and our securities may be delisted or prohibited from trading if the PCAOB determines that it cannot inspect or investigate completely our auditor under the HFCAA. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements, which would adversely affect us.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2016 and 2017, the value of the Renminbi depreciated approximately 7.2% and appreciated 6.3% against the U.S. dollar, respectively. From April 2023 through the end of March 2024, the value of the Renminbi depreciated by approximately 4.6% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

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

Our common stocks were first offered publicly in our IPO in August 2022 at a price of $5.00 per share, and our common stocks have subsequently traded as high as $656.54 per share and as low as $0.78 per share as of the date of this Annual Report. The market price of our common stocks on the Nasdaq Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 1C. Cybersecurity

Risk Management and Strategy

We identify and assess material risks from cybersecurity threats to our information systems and the information residing in our information systems by monitoring and evaluating our threat environment on an ongoing basis using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, and conducting risk assessments.

We manage material risks from cybersecurity threats to our information systems and the information residing in our information systems through various processes and procedures, including, depending on the environment, risk assessment, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, and employee training. We engage third-party service providers to provide some of the resources used in our information systems and some third-party service providers have access to information residing in our information systems. With respect to such third parties, we seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature and extent of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our processes may include conducting due diligence on the cybersecurity practices of such provider and contractually imposing cybersecurity related obligations on the provider.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Group, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors— Risks Associated with Our Company — Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation”.

Cybersecurity Governance

Our Board of Directors holds oversight responsibility over our Group’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its committees. Our audit committee oversees the management of our Group’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds regular meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Within management, the Group’s Chief Financial Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats on a day-to-day basis and keep the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents. Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

As of the date hereof, the Company has not encountered cybersecurity incidents that the company believes to have been material to the Company taken as a whole.

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

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)	Expiration date
Manufacturing factory	Room 501, No. 5 Luotang Road, Dongcheng District, Dongguan, Guangdong, PRC	4,400	600	December 31, 2024

Principal Office	Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen, Guangdong, China	82,000	303	July 31, 2025

Additional office	Kingkey 100, Block D, Room 1628, Luohu District, Shenzhen, Guangdong, China	12,760	116	July 18, 2024

Additional office	No. 41-46, Building D, Block B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	45,000	720	January 31, 2025

Warehouse and additional office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	30,000	605	May 31, 2024	(1)

(1) The Company has been negotiating on the renewal of the lease agreement for the property, and is currently continuing to use this property after expiry of the previous lease agreement.

We also have 121 logistics points and they are located in 10 provinces and 2 municipalities in   the PRC.

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

Holders of Our Common Stock

6,043,769 shares of common stock were issued and outstanding as of July 15, 2024. They were held by a total of 488 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent

The transfer agent for the common stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2024 and March 31, 2023. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 28, 2024  , our Board adopted our 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which was approved by our shareholders at our annual shareholders meeting on June 28, 2024. The 2024 Equity Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to officers, directors (including independent directors), employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The shares covered by the 2024 Equity Incentive Plan are 1,345,000 shares.

As of June 30, 2024, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2024 and 2023 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three main segments: garment manufacturing, logistics services, and property management and subleasing.

Unless the context otherwise requires, all references in this annual report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Our subsidiaries   include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (xi) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (xii) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (xiii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Shenzhen Yingxi Tongda Logistic Co., Ltd, a PRC company (“TD”), (ix) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (x) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (xiii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”), Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) and Shenzhen Yingxi Tongda Logistic Co., Ltd (“TD”), which are located in the Guangdong province, China.

Our property management and subleasing business provides shops subleasing and property management services for garment wholesalers and retailers in the garment market. business provides shops subleasing and property management services for garment wholesalers and retailers in the garment market. In February 2023, the Company disposed of DY to an independent third party at fair value in February, 2023. We conduct our property management and subleasing operation through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”), which is located in the Guangdong province, China.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of March 31, 2024, we provide logistic service to over 44 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2024.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. In February 2023, the Company disposed of DY to an independent third party at fair value and conduct the business through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

Seasonality of Business

Garment Manufacturing Business

We generally receive more purchase orders during our second and third quarters and fewer manufacture orders during May and June.

Logistics Services Business

We generally receive more delivery orders in our third and fourth quarters and are more vulnerable to shipping delays in the PRC during Chinese New Year due to traffic and port congestion, border crossing delays and customs clearance issues.

Property Management and Subleasing Business

There is no significant seasonality in our business.

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

Recently issued and adopted accounting pronouncements

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

Results of Operations for the years ended March 31, 2024 and 2023

The following tables summarize our results of operations for the years ended March 31, 2024 and 2023. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	2024		2023		Changes in 2024 compared to 2023	% Change
	(In U.S. dollars, except for percentages)
Revenue	$5,153,753	100.0%	$7,944,171	100%	$(2,790,418)	(35.1)%
Cost of revenues	(4,038,668)	(78.4)%	(6,103,110)	(76.8)%	2,064,442	33.8%
Gross profit (loss)	1,115,085	21.6%	1,841,061	23.2%	(725,976)	(39.4)%
Operating expenses	(2,246,281)	(43.6)%	(2,303,976)	(29.0)%	57,695	2.5%
Loss from operations	(1,131,196)	(21.9)%	(462,915)	(5.8)%	(668,281)	(144.4)%
Other income, net	(307,577)	(6.0)%	320,556	4.0%	(628,133)	(196.0)%
Fair value gain or loss	1,986,886	38.6%	2,983,538	37.6	(996,653)	33.4%
Net finance cost	(3,645,926)	(70.7)%	(1,499,379)	(18.9)	(2,146,547)	143.2%
Income tax expense	(11,605)	(0.2)%	(22,143)	(0.3)%	10,538	47.6%
Net income	$(3,109,418)	(60.3)%	$1,319,657	16.6%	$(4,429,075)	335.6%

Revenue

Total revenue for the year ended March 31, 2024 significantly decreased by approximately $2.8 million, or approximately 35.1%, as compared with the year ended March 31, 2023. The decrease was mainly due to the decrease of revenue from the garment manufacturing business.

Revenue generated from our garment manufacturing business contributed approximately $0.2 million, or approximately 4.5%, of our total revenue for the year ended March 31, 2024. Revenue generated from the segment contributed approximately $0.2 million, or approximately 2.2%, of our total revenue for the year ended March 31, 2023. The low amount of sales was mainly due to insufficient customer volume, we cannot receive as large order quantity from remaining customers as before while new developed customer still at the start stage.

Revenue generated from our logistics services business contributed approximately $4.3 million, or approximately 84.3%, of our total revenue for the year ended March 31, 2024. Revenue generated from the segment contributed approximately $4.6 million, or approximately 58.2%, of our total revenue for the year ended March 31, 2023. The decrease of approximately $0.3 million was mainly due to market volatility.

Revenue generated from our property management and subleasing business contributed approximately $0.6 million, or approximately 11.3%, of our total revenue for the year ended March 31, 2024. Revenue generated from our property management and subleasing business contributed approximately $3.1 million, or approximately 39.0%, of our total revenue for the year ended March 31, 2023. The decrease of approximately $2.5 million was mainly due to the disposal of DY.

Cost of revenue

	2024		2023		Increase (decrease) in 2024 compared to 2023	% Change
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$229,539	100.0%	$177,549	100.0%	$51,990	29.3%
Raw materials	33,466	14.6%	28,333	16.0%	5,133	18.1%
Labor	130,231	56.7%	97,065	54.7%	33,166	34.2%
Other and Overhead	2,298	1.0%	6,942	3.9%	(4,644)	(66.9)%
Total cost of revenue for garment manufacturing	165,995	72.3%	132,340	74.5%	33,655	25.4%
Gross profit for garment manufacturing	63,544	27.7%	45,209	25.5%	18,335	40.6%

Net revenue for logistics services	4,342,326	100.0%	4,621,125	100.0%	(278,799)	(6.0)%
Fuel, toll and other cost of logistics services	1,881,755	43.3%	2,428,462	52.6%	(546,707)	(22.5)%
Subcontracting fees	1,513,533	34.9%	1,074,846	23.2%	438,687	40.8%
Total cost of revenue for logistics services	3,395,288	78.2%	3,503,308	75.8%	(108,020)	(3.1)%
Gross Profit for logistics services	947,038	21.8%	1,117,817	24.2%	(170,779)	(15.3)%

Net revenue for property management and subleasing	581,888	100.0%	3,096,914	100.0%	(2,515,026)	(81.2)%
Total cost of revenue for property management and subleasing	473,500	81.4%	2,444,962	78.9%	(1,971,462)	(80.6)%
Gross Profit for property management and subleasing	108,388	18.6%	651,952	21.1%	(543,564)	(83.4)%

Net revenue for corporate and others	-		48,583	100.0%	(48,583)	(100.0)%
Other and Overhead	3,885		22,500	46.3%	(18,615)	(82.7)%
Total cost of revenue for corporate and others	3,885		22,500	46.3%	(18,615)	(82.7)%
Gross profit for corporate and others	(3,885)		26,083	53.7%	(29,968)	(114.9)%

Total cost of revenue	$4,038,668	78.4%	$6,103,110	76.8%	$2,064,442	33.8%
Gross profit	$1,115,085	21.6%	$1,841,061	23.2%	$(725,976)	(39.4)%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw materials cost for our garment manufacturing business was approximately 14.6% of our total garment manufacturing business revenue in the year ended March 31, 2024, as compared with approximately 16.0% in the year ended March 31, 2023. The decrease in raw materials cost for our garment manufacturing business was mainly due to decrease of manufacturing during renovation of the factory.

Labor costs for our garment manufacturing business were approximately 56.7% of our total garment manufacturing business revenue in the year ended March 31, 2024, as compared with 54.7% in the year ended March 31, 2023. The increase in labor costs for our garment manufacturing business was mainly due to the increase of sub-contracting business in AOT.

Overhead and other expenses for our garment manufacturing business accounted for approximately 1.0% and 3.9% of our total garment manufacturing business revenue for the years ended March 31, 2024 and 2023, respectively.

For our logistic services business, we outsource some of the business to our subcontractors. Our subcontractors are contract logistic service providers. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 42.0% and 25.2% of total cost of revenues for our logistics services segment for the years ended March 31, 2024 and 2023, respectively. The increase in subcontracting fee to the largest contractor was mainly to optimize resources and cost efficiencies. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our logistics business for the year ended March 31, 2024 was approximately $1.9 million, as compared with $2.4 million for the year ended March 31, 2023. Fuel, toll and other costs for our logistics business accounted for approximately 43.3% of our total service revenue for the year ended March 31, 2024, as compared with approximately 52.6% for the year ended March 31, 2023.

Subcontracting fees for our logistics business for the year ended March 31, 2024 increased to approximately $1.5 million from $1.1 million for the year ended March 31, 2023, representing an increase of approximately 33.0%. Subcontracting fees accounted for 34.9% and 23.2% of our total logistics business revenue in the years ended March 31, 2024 and 2023, respectively.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the year ended March 31, 2024 was $0.5 million, approximately 81.4% of our total property management and subleasing business revenue, as compared with $2.4 million, approximately 78.9% of total property management and subleasing business revenue for the year ended March 31, 2023.

Gross profit

Gross profit of garment manufacturing business for the year ended March 31, 2024 was approximately $63,544, as compared with approximately $0.2 million for the year ended March 31, 2023. Gross profit ratio was approximately 27.7% of revenue of the segment, as compared with approximately 25.5% for the year ended March 31, 2023.

Gross profit of our logistics services business for the year ended March 31, 2024 was approximately $0.9 million and gross profit ratio was approximately 21.8%. Gross profit of the segment for the year ended March 31, 2023 was approximately $1.1 million and gross profit ratio was approximately 24.2%. The decrease in the gross profit ratio was mainly because we did not have enough delivery orders to fill the trucks every time which increased our cost.

Gross profit of our property management and subleasing business for the year ended March 31, 2024 was approximately $0.1 million, representing approximately 18.6% of our total property management and subleasing business revenue. Gross profit in our property management and subleasing business for the year ended March 31, 2023 was $0.7 million, or 21.1% of our total property management and subleasing business revenue.

					Changes in 2024
	2024		2023		compared to 2023
	(In U.S. dollars, except for percentages)
Gross profit	$1,115,085	100%	$1,841,061	100%	(725,976)	(39.4)%
Operating expenses:
Selling expenses	(130,603)	(4.3)%	(78,769)	(4.3)%	(51,834)	(65.8)%
General and administrative expenses	(2,115,678)	(120.9)%	(2,225,207)	(120.9)%	109,529	4.9%
Total	$(2,246,281)	(125.1)%	$(2,303,976)	(125.1)%	57,695	2.5%
Loss from operations	$(1,131,196)	(25.1)%	$(462,915)	(25.1)%	(668,281)	(144.4)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was $83,987 for property management and subleasing business and $46,617 for garments manufacturing business for the year ended March 31, 2024. It was approximately $78,769 for property management and subleasing business for the year ended March 31, 2023. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing segment for the years ended March 31, 2024 and 2023 were approximately $160,800 and $113,208, respectively. Our general and administrative expenses in our logistics services segment for the year ended March 31, 2024 and 2023 was approximately $766,960 and $832,722, respectively. The general and administrative expenses in our property management and subleasing business were approximately $310,134 and $306,040 for the years ended March 31, 2024 and 2023. Our general and administrative expenses in our corporate office for the years ended March 31, 2024 and 2023 were approximately $961,771 and $973,237, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2024 decreased approximately 4.9% to approximately $2.1 million from approximately $2.2 million for the year ended March 31, 2023.

Loss from operations

Loss from operations for the years ended March 31, 2024 and 2023 was approximately $1.1 million and $0.5 million, respectively. Loss from operations of approximately $143,872 and $68,215 was attributed from our garment manufacturing segment for the years ended March 31, 2024 and 2023, respectively. Income from operations of approximately $179,450 and $284,911 was attributed from our logistics services segment for the years ended March 31, 2024 and 2023, respectively. (Loss) / Income from operations of $(201,746) and $267,359 was attributed from our property management and subleasing business for the years ended March 31, 2024 and 2023. We incurred general and administrative expenses in corporate office of approximately $965,028 and approximately $946,970 for the years ended March 31, 2024 and 2023, respectively.

Income Tax Expenses

Income tax expense for the years ended March 31, 2024 and 2023 was $11,605 and $22,143, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2024 and 2023.

WFOE and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as WFOE and YX had no taxable income for the years ended March 31, 2024 and 2023.

Yingxi’s operating companies are governed by the Income Tax Laws of the PRC and subject to progressive EIT rate from 5% to 15% in year ended March 31, 2024. The preferential tax rates will be expired at the end of year 2025. Income taxes of the PRC companies were $11,605 and $22,143 for the year ended March 31, 2024 and 2023, respectively.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2024 and 2023.

Net Profit

We incurred a net loss of approximately $3.1 million and a net profit of approximately $1.3 million for the years ended March 31, 2024 and 2023, respectively. Our basic and diluted (loss) earnings per share were $(0.71) and $0.04 for the year ended March 31, 2024 and 2023, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2024 and 2023 is as follow:

	2024	2023
	(In U.S. dollars)
Net cash used in operating activities	$(411,473)	$(1,569,159)
Net cash provided by (used in) investing activities	$90,731	$(21,168,153)
Net cash provided by (used in) financing activities	$521,704	$21,845,838

Net cash used in operating activities in the year ended March 31, 2024 decreased by approximately $1.1 million compared with that of the year ended March 31, 2023. It was mainly because the net loss adjusted to cash provided (used in) operating activities of fiscal year ended March 31, 2024 was approximately $0.8 million less than the amount of the fiscal year ended March 31, 2023. The movement of operating assets and liabilities of the year ended March 31, 2024 resulted in cash inflow of approximately $0.5 million compared to cash outflow of approximately $1.5 million in the movement of operating assets and liabilities of the year ended March 31, 2023. We aim to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash provided by investing activities for the year ended March 31, 2024 was approximately $0.09 million, compared to cash used of $21.2 million in investing activities for the year ended March 31, 2023. It was mainly due to the purchase of debt securities of $17.5 million in the year ended March 31, 2023, payment of long-term loan of $2.5 million to an independent third party, and a cash decrease of approximately $1.2 million in disposal of one subsidiary in property management and subleasing segment.

Net cash provided by financing activities for the year ended March 31, 2024 was approximately $21.3 million less than the year ended March 31, 2023. It was mainly because in the year ended March 31 2023, the Company received the proceeds of $22.7 million from its initial public offering (“IPO”), the proceeds of $15.0 million from issuance of the Notes and warrants and deposit of $14.75 million to the restricted cash account pursuant to the PIPE Securities Purchase Agreement.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, we had cash on hand of approximately $0.8 million and restricted cash of approximately $2.8 million, total current assets of approximately $29.2 million and current liabilities of approximately $4.6 million. We presently finance our operations primarily from cash flows from revenue, fund raising from our IPO proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in the mainland China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In last year, RMB depreciated against the U.S. dollar. As of March 31, 2024, the market foreign exchange rate had decreased to RMB7.22 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the years ended March 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Addentax Group Corp. (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for the year ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the result of its operations and its cash flow for year then ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

The Company conducted transactions with its related parties and affiliates during the normal course of its business in 2024. The Company has entered into a number of transactions with these related parties, including accrued of director remuneration which represented as costs and expenses to the Company. We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

●	Conducted background checks, and reviewed other public research sources for information related to transactions between the Company and its related parties
●	Performed confirmations for account balances with related parties
●	Reviewed transaction details in the accounts payable system for transactions with related parties
●	Examined the Company’s reconciliation of its related parties’ transactions and balances
●	Tested expenses transactions between the Company and its related parties
●	Accessed the related parties’ personal net worth

/s/ Pan-China Singapore PAC (6255)
Chartered Accountants
Singapore
July 15, 2024

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2024	March 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$816,186	$562,711
Restricted cash	2,750,000	-
Accounts receivables	2,106,451	1,858,889
Debt securities held-to-maturity	17,500,000	17,718,750
Inventories	63,505	285,528
Other receivables	1,922,996	959,196
Advances to suppliers	1,009,362	1,281,075
Amount due from related party	3,012,892	375,092
Total current assets	29,181,392	23,041,241

NON-CURRENT ASSETS
Plant and equipment, net	568,854	649,120
Operating lease right of use asset	19,796,564	272,488
Long-term prepayment	291,938	90,032
Restricted Cash	-	14,750,000
Long-term receivables	2,500,000	2,500,000
Total non-current assets	23,157,356	18,261,640
TOTAL ASSETS	$52,338,748	$41,302,881

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$440,671	$137,468
Accounts payable	359,488	267,501
Related party borrowings	1,146,745	2,384,633
Advances from customers	202,567	2,152
Accrued expenses and other payables	1,372,962	606,843
Lease liabilities, current portion	1,059,497	127,101
Total current liabilities	4,581,930	3,525,698

NON-CURRENT LIABILITIES
Convertible debts	2,684,697	11,219,519
Derivative liabilities	287,955	2,290,483
Lease liability, net of current portion	18,737,066	145,387
Total non-current liabilities	21,709,718	13,655,389
TOTAL LIABILITIES	26,291,648	17,181,087

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 5,383,769and 35,454,670 shares issued and outstanding as of March 31, 2024 and 2023, respectively)	$5,384	$35,455
Additional paid-in capital	34,510,869	29,528,564
Statutory reserve	37,020	28,457
Accumulated deficits	(8,569,190)	(5,451,209)
Accumulated other comprehensive income (loss)	63,017	(19,473)
Total equity (deficit)	26,047,100	24,121,794
TOTAL LIABILITIES AND EQUITY	$52,338,748	$41,302,881

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	2024	2023
REVENUES	$5,153,753	$7,944,171

COST OF REVENUES	(4,038,668)	(6,103,110)

GROSS PROFIT	$1,115,085	$1,841,061

OPERATING EXPENSES
Selling and marketing	(130,603)	(78,769)
General and administrative	(2,115,678)	(2,225,207)
Total operating expenses	$(2,246,281)	$(2,303,976)

LOSS FROM OPERATIONS	(1,131,196)	(462,915)
Change in fair value of warrants and embedded conversion feature	1,986,886	2,983,538
Interest income	6,877	8,463
Interest expenses	(3,652,803)	(1,507,842)
Other income (expenses), net	(307,577)	320,556

INCOME BEFORE INCOME TAX EXPENSE	$(3,097,813)	$1,341,800

Income tax expense	(11,605)	(22,143)

NET INCOME	(3,109,418)	1,319,657
Foreign currency translation gain / (loss)	82,490	151,511
TOTAL COMPREHENSIVE INCOME	$(3,026,928)	$1,471,168

EARNING PER SHARE
Basic	$(0.71)	$0.04
Weighted average number of shares outstanding – Basic	4,387,187	30,340,967
Diluted	$(0.71)	$0.04
Weighted average number of shares outstanding – Diluted	4,387,187	35,680,006

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional	Retained earnings		Accumulated other	Total
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Equity (Deficit)
BALANCE AT APRIL 1, 2022	26,693,004	$26,693	$6,815,333	$(6,756,230)	$13,821	$(170,984)	$(71,367)

Issuance of common stocks	8,761,666	8,762	22,713,231	-	-	-	22,721,993
Appropriation of Statutory reserve	-	-	-	(14,636)	14,636	-	-
Foreign currency translation	-	-	-	-	-	151,511	151,511
Net income for the year	-	-	-	1,319,657	-	-	1,319,657
BALANCE AT MARCH 31, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794

Issuance of common stocks before reversed split	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Issuance of new shares after reversed split	1,644,188	1,644	(1,644)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	4,952,234	-	-	-	4,952,234
Appropriation of Statutory reserve	-	-	-	(8,563)	8,563	-	-
Foreign currency translation	-	-	-	-	-	82,490	82,490
Net income for the year	-	-	-	(3,109,418)	-	-	(3,109,418)
BALANCE AT MARCH 31, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,109,418)	$1,319,657
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	328,947	344,896
Amortization of debt discount	3,616,952	1,493,541
Investment income	(218,750)	(218,750)
Fair value gain or loss	(1,986,886)	(2,983,539)
Loss on debts extinguishment	697,318	-
Gain on bargain purchase	(996)	-
Changes in operating assets and liabilities:
Accounts receivable	(247,562)	306,081
Inventories	222,023	(18,932)
Advances to suppliers	271,713	(99,609)
Other receivables	(259,260)	(1,321,003)
Accounts payables	91,987	(1,262,127)
Accrued expenses and other payables	71,660	870,849
Advances from customers	110,799	(223)
Net cash used in operating activities	$(411,473)	$(1,569,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(135,431)	-
Purchase of debt securities	-	(17,500,000)
Long-term receivables	-	(2,500,000)
Cash acquired from subsidiary	226,162	-
Cash decreased in disposal of subsidiaries	-	(1,168,153)
Net cash provided by (used in) investing activities	$90,731	$(21,168,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	2,968,654	3,337,373
Repayment of related party borrowings	(4,689,583)	(4,461,510)
Cash advance to related parties	(2,154,759)	-
Proceeds from bank borrowings	662,026	-
Repayment of bank borrowings	(352,134)	(2,018)
Proceeds from issuance of convertible debt and warrants	-	15,000,000
Restricted cash	4,500,000	(14,750,000)
Payment of issuance cost of convertible notes	(412,500)	-
Proceeds from issuance of common stocks	-	22,721,993
Net cash provided by financing activities	$521,704	$21,845,838

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200,962	(891,474)
Effect of exchange rate changes on cash and cash equivalents	52,513	63,541
Cash and cash equivalents, beginning of year	562,711	1,390,644
CASH AND CASH EQUIVALENTS, END OF YEAR	$816,186	$562,711

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	-	-
Cash paid during the year for income tax	11,605	21,442
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	20,146,774	-
Transfer of Right-of-use assets due to disposal of subsidiary	-	(3,025,985)

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

1. ORGANIZATION AND BUSINESS ACQUISITIONS

ATXG and its subsidiaries (the “Company”) are engaged in the business of garments manufacturing, providing logistic services, property leasing and management service in the People’s Republic of China (“PRC” or “China”).

As of March 31, 2024, the Company’s principal subsidiaries consisted of the following entities:

Name of entity	Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group in 2024	% of effective ownership interest held by the Group in 2023
Yingxi Industrial Chain Group Co., Ltd. (“Yingxi Seychelles”)	Republic of Seychelles	Investment holding	Addentax Group Corp.	100%	100%
Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”)	Hong Kong SAR	Investment holding	Yingxi Industrial Chain Group Co., Ltd.	100%	100%
Qianhai Yingxi Textile & Garments Co., Ltd. (“WFOE”)	P. R. China	Investment holding	Yingxi Industrial Chain Investment Co., Ltd.	100%	100%
Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd. (“YX”)	P. R. China	Investment holding	Qianhai Yingxi Textile & Garments Co., Ltd.	100%	100%
Dongguan Heng Sheng Wei Garments Co., Ltd. (“HSW”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Yushang Clothing Co., Ltd. (“YS”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shantou Yi Bai Yi Garment Co., Ltd. (“YBY”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Aotesi Garments Co.,Ltd. (“AOT”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Xin Kuai Jie Transportation Co., Ltd. (“XKJ”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Peng Fa Logistic Co., Ltd. (“PF”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Tongda Logistic Co., Ltd. (“TD”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd. (“ZHJ”)	P. R. China	Building decoration designing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Hongxiang Commercial Co., Ltd. (“HX”)	P. R. China	Property Management & Subleasing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	0%

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

The Company has derivative liabilities, embedded conversion feature and warrants that are not traded in an active market with readily observable quoted prices, and therefore the Company used significant unobservable inputs (Level 3) to measure the fair value of these options and derivative liabilities at inception and at each subsequent balance sheet date. The change in fair value is recognized in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2024.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2024 and 2023.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e) Accounts Receivable, net

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

The loss allowance is calculated on a collective basis for all trade and other receivables in totality. An impairment gain or loss is recognized in profit or loss with a corresponding adjustment to the carrying amount of account receivables, through use of a loss allowance account. The impairment loss is included in operating expenses as a movement in credit loss allowance. No allowance for doubtful accounts was made for the years ended March 31, 2024 and 2023.

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

There is no change in the accounting policies for the year ended March 31, 2024.

(f) Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the years ended March 31, 2024 and 2023.

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

There was no impairment of long-lived assets as of March 31, 2024 and 2023.

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

The weighted average numbers of dilutive potential ordinary shares was 5,339,039 for the year ended March 31, 2023. For the year ended March 31, 2024, all of the incremental shares from assumed conversions from convertible note and warrants were not included in the calculation of dilutive loss per share for the year ended March 31, 2024, because the effect of inclusion would be anti-dilutive.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilized, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2024 and 2023.

The Company’s Chinese subsidiaries are governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2024 and 2023. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

The U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense was recorded relating to the Tax Act changes for the years ended March 31, 2024 and 2023.

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

(m) Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related party also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which he Company may deal with if one party control or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

(n) Recently issued and adopted accounting pronouncements

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

5. BUSINESS ACQUISITION

In September 2023, the Company acquired a 100% equity interest of Dongguan Hongxiang Commercial Co., Ltd (HX), an entity engaged in property management and subleasing services in Dongguan, Guangdong Province, for cash consideration of $438,470 (RMB3.2 million). The Company recognized gain on bargain purchase of $996. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The results of HX’s operations have been included in the consolidated financial statements since its acquisition date.

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

6. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances at the end of the years:

Amount due from related party	2024	2023
Hong Zhida (1)	2,154,759	-
Bihua Yang (2)	858,133	375,092
	$3,012,892	$375,092

Related party borrowings	2024	2023
Zhida Hong	$-	$901,110
Hongye Financial Consulting (Shenzhen) Co., Ltd.	170,967	45,841
Dewu Huang (3)	864,599	1,305,758
Jinlong Huang	111,179	131,924
	$1,146,745	$2,384,633

(1)	The increase of related party from Hong Zhida was short term loan to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During year ended March 31, 2024, the Company received financial support of approximately $1.44 million from Yang Bihua and provided a short term loan of approximately $1.92 million to Yang Bihua.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease is mainly due to repayment of the debt. During year ended March 31, 2024, the Company received approximately $0.9 million and repaid $1.35 million of debts due to Huang Dewu.

The borrowing balances of related parties are unsecured, non-interest bearing and repayable on demand.

7. RESTRICTED CASH

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

8. DEBT SECURITIES HELD-TO-MATURITY

	March 31, 2024	March 31, 2023

Debt securities held-to-maturity	$17,500,000	$17,718,750

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of March 31, 2024 and 2023, the coupon receivable is $437,500 and $218,750, respectively. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. According to the agreement, the consideration receivable was $17,937,500 and interest free. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Hong Zhida.

9. INVENTORIES

Inventories consist of the following as of March 31, 2024 and 2023:

	2024	2023
Raw materials	$20,947	$19,484
Work in progress	-	9,373
Finished goods	42,558	256,671
Total inventories	$63,505	$285,528

10. ADVANCES TO SUPPLIERS

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

11. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of March 31, 2024 and 2023:

	2024	2023
Prepayment	34,693	10,913
Deposit	741,465	40,341
Receivable of consideration on disposal of subsidiaries	152,882	708,457
Coupon receivable of matured debt security (Note)	437,500	-
Other receivables	556,456	199,485
	$1,922,996	$959,196

Note: The coupon receivable of the debt security held-to-maturity was transferred together with the principal to a third party. It is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., a company controlled by our CEO, Mr. Hong Zhida. . (Note 8)

12. PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2024 and 2023:

	2024	2023
Production plant	$105,738	$68,345
Motor vehicles	1,047,121	1,100,683
Office equipment	52,486	26,025
	1,205,345	1,195,053
Less: accumulated depreciation	(636,491)	(545,933)
Plant and equipment, net	$568,854	$649,120

Depreciation expense for the years ended March 31, 2024 and 2023 was $114,539 and $137,818, respectively.

13. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will be expired in August 2025.

14. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2024, the Company has borrowed $130,779 (RMB944,255) (March 31, 2023: $137,468, or RMB944,255) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,268,118 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. The first drawdown was in October 2023. Before that, the company did not exercise the agreement. As of March 31, 2024, the Company has borrowed $110,799 (RMB800,000) (March 31, 2023: Nil) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will be expired on February 1, 2026.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $70,451 (RMB500,000) for daily operations. As of March 31, 2024, the Company has borrowed $60,593 (RMB437,500) (March 31, 2023: Nil) under this line of credit with annual interest rate of 6.72%. The loan facility will be expired on December 26, 2025.

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $138,500 (RMB1,000,000) for daily operations. As of March 31, 2024, the Company has borrowed $138,500 (RMB1,000,000) (March 31, 2023: Nil) under this line of credit with annual interest rate of 8.244%. The loan facility will be expired on March 22, 2026.

15. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2024 and 2023.

YX were incorporated in the PRC and is subject to an EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2024 and 2023.

All Yingxi’s operating companies were governed by the Income Tax Laws of the PRC and subject to progressive EIT rates from 5% to 15% in 2024 and 2023. The preferential tax rate will be expired at end of year 2024 and the EIT rate will be 25% from year 2025. Income taxes of the PRC companies were $11,605 and $22,143 for the year ended March 31, 2024 and 2023, respectively.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2024 and 2023.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2024	2023
PRC statutory tax rate	25%	25%
Computed expected (expenses) benefits	$(774,454)	$335,450
Temporary differences	74,805	(6,089)
Permanent difference	34,726	(309,661)
Changes in valuation allowance	676,528	2,443
Reported income tax expense	$11,605	$22,143

As of March 31, 2024, the accumulated tax losses in China amounting to $2.3 million (2023: $2.1 million) will expire in five years. As of March 31, 2024, the accumulated net operating loss carried forward in the US entity was $6.9 million (2023: $4.0 million).

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of PF enjoyed the preferential VAT rate of 3% in 2024 and 2023. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

16. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services;

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and other”.

Selected information in the segment structure is presented in the following tables:

	Year ended March 31,
Revenues from external customers	2024	2023
Garments manufacturing segment	229,539	177,549
Logistics services segment	4,342,326	4,621,125
Property management and subleasing	581,888	3,096,914
Total of reportable segments	5,153,753	7,895,588
Corporate and other	-	48,583
Total consolidated revenue	$5,153,753	$7,944,171

Income (loss) from operations by segment for year ended March 31, 2024 and 2023 are as follows:

	Year ended March 31,
	2024	2023
Garments manufacturing segment	(143,872)	(68,215)
Logistics services segment	179,450	284,911
Property management and subleasing	(201,746)	267,359
Total of reportable segments	$(166,168)	484,055
Corporate and other	(965,028)	(946,970)
Total consolidated loss from operations	(1,131,196)	(462,915)

Depreciation and amortization by segment for year ended March 31, 2024 and 2023 are as follows:

	Year ended March 31,
	2024	2023
Garments manufacturing segment	1,575	2,400
Logistics services segment	315,657	334,708
Property management and subleasing	5,421	2,168
Total of reportable segments	$322,653	339,276
Corporate and other	6,294	5,620
Total consolidated depreciation and amortization	$328,947	344,896

Financial cost by segment for year ended March 31, 2024 and 2023 are as follows:

	Year ended March 31,
	2024	2023
Garments manufacturing segment	6,822	7,206
Logistics services segment	28,728	387
Property management and subleasing	19	308
Total of reportable segments	$35,569	7,901
Corporate and other	3,617,234	1,499,941
Total consolidated financial cost	$3,652,803	1,507,842

Total assets by segment as of March 31, 2024 and March 31, 2023 are as follows:

Total assets	March 31, 2024	March 31, 2023
Garment manufacturing segment	$1,357,761	$2,169,973
Logistics services segment	3,231,492	2,476,841
Property management and subleasing	20,931,431	-
Total of reportable segments	25,520,684	4,646,814
Corporate and other	26,818,064	36,656,067
Consolidated total assets	$52,338,748	$41,302,881

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Revenues	Long-Lived Assets
China	5,153,753	23,157,356

Total	5,153,753	23,157,356

17. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2024 and 2023:

	2024	2023
Accrued wages and welfare	92,658	63,935
Accrued expenses	84,627	445,985
Other tax payable	26,232	34,988
Rental payable	24,487	25,739
Interest payable	31,602	26,226
Customers’ deposits	498,346	-
Other payables	615,010	9,970
	$1,372,962	$606,843

18. FINANCIAL INSTRUMENTS

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of March 31, 2024, the balance of the Warrant was approximately $0.3 million.

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature is bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of March 31, 2024, the fair value of the conversion option was $0.04 million.

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
$15,000,000

In January 2023, the Company also granted the placement agent a warrant as partial of agent fee to purchase 0.7 million shares of common stock of the Company. The warrant is matured in five years with an exercise price of $1.25 subject to adjustments under different conditions. The warrant was recognized as derivative liability and the initial fair value was $0.168 million.

The movement of the Company’s convertible notes obligations were as the following for the year ended March 31, 2024 and 2023:

	Year ended March 31,
	2024	2023
Carrying value – beginning balance	$11,219,519	$-
Issuance of convertible notes	-	9,893,979
Converted to ordinary shares	(4,233,356)	-
Redemption	(5,687,055)	-
Amortization of debt discount	2,746,796	914,196
Deferred debt discount and cost of issuance	(2,231,363)	-
Interest charge	870,156	411,344
Carrying value – ending balance	$2,684,697	$11,219,519

During the year ended March 31 2024 and 2023, approximately $5.2 million and Nil of the convertible notes was converted into approximately 3.7 million and Nil ordinary shares, with average effective conversion price of $1.4044 and Nil per share, respectively.

On July 13, 2023, the Company entered into a Waiver and Ratification Agreement with one of the holders of the Convertible Note. According to the agreement, the holder redeemed the full amount of $7.5 million for the Convertible Note and irrevocably waives any past, present or future claims, rights and obligations under the Convertible Note.

The Company’s derivative liabilities were as the following for the year ended March 31, 2024 and 2023:

	Year ended March 31,
	2024		2023
Derivative liabilities –Warrants	$		$
Beginning balance		2,013,261		-
Issuance of warrants		-		4,026,521
Marked to the market		(1,761,604)		(2,013,260)
Ending fair value		251,657		2,013,261

Derivative liabilities – Embedded conversion feature
Beginning balance		277,222		-
Issuance of convertible notes		-		1,247,500
Converted to ordinary shares		(718,879)		-
Remeasurement on change of convertible price		1,818,864		-
Redemption		(1,115,627)		-
Marked to the market		(225,282)		(970,278)
Ending fair value		36,298		277,222

Total Derivative fair value at end of period		$287,955		$2,290,483

19. LEASES

As a lessee

Right-of-use asset and lease liabilities

The Company implemented a new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2024, with discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease and property management services business for 16 years with an option to extend the lease.

The following table summarizes the components of lease expense:

	2024	2023

Operating lease cost	699,998	3,341,042
Short-term lease cost	131,679	78,663
	831,677	3,419,705

The following table summarizes supplemental information related to leases:

	2024	2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$831,677	$3,419,705
Right-of-use assets obtained in exchange for new operating leases liabilities	20,146,774	-
Transfer of Right-of-use assets due to disposal of subsidiary	-	(3,025,985)
Weighted average remaining lease term - Operating leases (years)	14.4	2.2
Weighted average discount rate - Operating leases	4.90%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending March 31	Lease cost
2025	$1,111,246
2026	1,031,783
2027	994,794
2028	1,483,881
2029 and there after	25,088,888
Total lease payments	29,710,592
Less: Interest	(9,914,028)
Total	$19,796,564

As a lessor

The Company subleased its leased commercial building by entering into operating leases to third party garment wholesalers and retailers. These leases are negotiated for terms ranging from one to five years. All leases include the term to enable upward revision of the rental charge on an annual basis according to prevailing market conditions.

Rental income form from subleasing is disclosed in Note 16 segment data.

The future minimum rental receivable under non-cancellable operating leases contracted for the reporting period are as follows:

Years ending March 31	Lease income
2025	$631,805
2026	574,928
2027	439,779
2028	306,240
2029 and there after	-
Total	$1,952,752

20. SHARE CAPITAL AND RESERVE

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

The Company effected the amendment and combination to the outstanding shares of our common stock into a lesser number of outstanding shares (the “Reverse Stock Split Amendment”) on a ratio of one-for-ten, with effected date on June 26, 2023. Through the reversed split, the number of shares was reduced by 33,655,839 shares.

After the reversed split, the Company issued 1,644,188 ordinary shares with par value of US$0.001 per share.

There are 5,383,769 and 35,454,670 ordinary shares issued and outstanding at March 31, 2024 and 2023, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2024 and 2023 were $8,563 and $14,636, respectively. The balance of paid-up statutory reserve was $37,020 and $28,457 as of March 31, 2024 and 2023, respectively.

21. OTHER INCOME (EXPENSES), NET

	2024	2023

Investment income	$218,750	$218,750
Loss on debts extinguishment	(697,318)	-
Gain on bargain purchase	996	-
Penalty income from customers’ defaults	106,543	76,160
Subsidy from government	29,044	30,302
Donations	-	(8,029)
Other	34,408	3,373
	$(307,577)	$320,556

22. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which are 7.22 and 6.87 as at March 31, 2024 and March 31, 2023, respectively. Revenue and expenses are translated at the average yearly exchange rates, which are 7.15 and 6.85 for the two years ended March 31, 2024 and 2023, respectively. The equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The following are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as of March 31, 2024 and 2023.

Garment manufacturing segment

	March 31, 2024	March 31, 2023
Customer A	100.0%	82.5%

The high concentration as of March 31, 2024 was mainly due to business development of a large distributor of garments.

Logistics services segment

	March 31, 2024	March 31, 2023
Customer A	23.3%	11.4%
Customer B	16.2%	6.4%
Customer C	15.9%	10.2%
Customer D	8.9%	14.1%
Customer E	5.0%	3.7%

Property management and subleasing

There is no account receivable for Property management and subleasing segment as for March 31, 2024.

For the year ended March 31, 2024, two customers from logistics services segment provided more than 10% of total consolidated revenue of the Company, representing 29.0% of total revenue of the Company.

The following tables summarized the percentages of purchases from five largest suppliers of each of the reportable segment purchase for the years ended March 31, 2024 and 2023.

	Year ended March 31,
	2024	2023
Garment manufacturing segment	Nil %	Nil %
Logistics services segment	100.0%	100.0%
Property management and subleasing	100.0%	100.0%

No supplier provided more than 10% of our raw materials purchases for the years ended March 31, 2024. Two suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2023.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2024, the total outstanding borrowings amounted to $440,671 (RMB3.2 million) with various interest rate from 4.34% to 8.24% p.a. (Note 14)

20

23. SUBSEQUENT EVENTS

To focus on the core businesses of the Group, the Company dissolved one of its subsidiaries, Shenzhen Yingxi Tongda Logistic Co., Ltd. (“TD”), in April 2024, and is in the process of dissolving another subsidiary, Zhuang Hao Jia (Dongguan) Decoration Engineering Co., Ltd. (“ZHJ”), up to the date of this report.

On April 1, 2024, the Company received a written notice from the Listing Qualifications department of The Nasdaq Stock Market stating that because the Company has not yet held an annual meeting of shareholders within 12 months of the end of the Company’s fiscal year end, and it no longer complies with Nasdaq Listing Rule 5620(a) for continued listing on The Nasdaq Capital Market. The Company has 45 calendar days from the date of the notice, to submit a plan to regain compliance and, if Nasdaq accepts the plan, it may grant an exception of up to 180 calendar days from the fiscal year end, or until September 27, 2024, to regain compliance. The Company intends to submit a compliance plan within the specified period, which it expects will consist of holding an annual meeting of stockholders. While the compliance plan is pending, the Company’s securities will continue to trade on NASDAQ.

The Company received a notice dated April 24, 2024, from the Listings Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum bid price per share of its ordinary shares was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The Nasdaq notification letter does not result in the immediate delisting of the Company’s ordinary shares, and the shares will continue to trade uninterrupted under the symbol “ATXG.”

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of one hundred eighty (180) calendar days, or until October 21, 2024 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s ordinary shares is at least $1.00 for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance by October 21, 2024, the Company may be eligible for an additional 180 calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten (10) business days prior to October 21, 2024, or the expiration of the second compliance period if granted.

On April 29, 2024, the Company entered into two Private Placement Agreements (the “Agreement”) with certain individual investors (the “Investors”) who are independent third parties, pursuant to which the Company issued to each of the investor 330,000 shares of its common stock, par value $0.001 per share, at a price of $0.98 per share (the “Common Stock”), resulting in aggregate gross proceeds to the Company of $646,800, which closed on the same day. The Agreement contains customary representations, warranties, covenants, conditions and indemnities for agreements of this type. Pursuant to the Agreement, the Company issued an aggregate of 660,000 unregistered shares of common stock to the Investors.

On April 26, 2024, Ms. Yu Jiaxin (“Ms. Yu”) resigned as an independent director and the chairperson of the Compensation Committee, an audit Committee member and a nominating and corporate governance committee member of Addentax Group Corp. (the “Company”). Ms. Yu’s resignation was effective immediately. There was no disagreement between Ms. Yu and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignation.

On the same day, the Board of Directors (the “Board”) of the Company appointed Mr. Li Weilin (“Mr. Li”) as an independent director. Mr. Li will serve as the chairperson of the Compensation Committee, an audit Committee member and a nominating and corporate governance committee member of the Company.

In the Annual Meeting of the Stockholders held on June 28, 2024, the stockholders approved the 2024 Equity Incentive Plan. The Incentive Plan is designed to enable the flexibility to grant equity awards to our key management employees, directors and consultants and to ensure that we can continue to grant equity awards to eligible recipients at levels determined to be appropriate by the Board and/or the Compensation Committee. The Company reserved 1,345,000 shares of our Common Stock for issuance under the Incentive Plan. Unless sooner terminated, no Awards may be granted under the Incentive Plan after May 17, 2034. Shares available for Awards under the Incentive Plan may be either newly-issued shares or treasury shares. Subject to the provisions of the Incentive Plan, the Committee determines the persons to whom grants of options, including but not limited to Stock Appreciation Rights (“SAR”), shares of restricted stock and other stock-based awards are to be made, the number of shares of common stock to be covered by each grant and all other terms and conditions of the grant. If an option is granted, the Committee determines whether the option is an incentive stock option or a nonstatutory stock option, the option’s term, vesting and exercisability, the amount and type of consideration to be paid to our company upon the option’s exercise and the other terms and conditions of the grant. The terms and conditions of restricted stock and SAR Awards are also determined by the Committee. The costs and expenses of administering the Incentive Plan are borne by the Company. As of the date of this annual report, no incentive share has been granted to any eligible recipients.

In the Annual Meeting, the Stockholders have approved to authorize the Company’s Board of Directors to amend the Company’s articles of incorporation, as amended, to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, i.e. a “Reverse Stock Split,” by a ratio of not less than one-for-two and not more than one-for-one hundred, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion.

In July 2024, the Company entered into agreement with the holder of the convertible notes to extend the maturity date to July 4, 2025. Other than the extension of the maturity date, there is no other amendment to the original note. The original note will continue in full force and effect.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  .

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1. hire a reporting manager (“Internal Finance Manager”) who has the requisite relevant U.S. GAAP and SEC reporting experience and qualifications;

2. make an overall assessment on the current finance and accounting resources and hire additional accounting members with appropriate levels of accounting knowledge and experience;

3. streamline our accounting department structure and enhance our staff’s U.S. GAAP and SEC reporting requirements on a continuous basis through internal training provided by the Internal Finance manager;

4. participate in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular U.S. GAAP /SEC reporting requirements updates; and

5. engage an external “Sarbanes-Oxley 404” consulting firm to help us implement Sarbanes-Oxley 404 internal controls compliance together with the establishment of our internal audit function.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	34	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	31	Chief Financial Officer and Treasurer	March 8, 2019

Hong Zhiwang	30	Director	March 13, 2019

Li Weilin (1)(2)(3)	43	Independent Director	April 26, 2024

Alex. P. Hamilton (1)(2)(3)	52	Independent Director	May 10, 2021

Xiao Jiangping (Gary) (1)(2)(3)	46	Independent Director	May 12, 2021

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Hong Zhida, Chairman, CEO, President and Secretary

Hong Zhida received his Bachelor’s Degree in Electronic Information Science and Technology from Sun Yat-sen University in July 2013. From June 2014 to present, he served as the Director of China Huiying Joint Supply Chain Group Co. Ltd. He was responsible for assisting the company’s chairman to plan development strategy. From September 2013 to May 2014, he served as Head of Membership Department of the Guangzhou Haifeng Chamber of Commerce. In that position he was responsible for the membership management of the institution. Mr. Hong’s extensive experience in the Company which demonstrates his familiarity with the Company’s overall operations and governance structure led to the conclusion that he should serve as a director.

Huang Chao, Chief Financial Officer and Treasurer

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

Li Weilin, Independent Director

Li Weilin has been serving as the information and network center director in Xinhua College of Sun Yat-sen University since 2005. Since 2015, Mr. Li has been serving as the chief of senior engineer of Computer Application & Technology program in Guangdong Polytechnic College. From March 2019 to May 2021, Mr. Li was appointed independent director, a compensation committee member, an audit committee member and the chairperson of the nominating and corporate governance committee of Addentax Group Corp. Mr. Li is experienced in the field of network & system safety, image processing, data mining, business intelligence, big data management and network physical system. Mr. Li obtained a bachelor’s degree in Computer Science & Technology and a master’s degree in Software Engineering from Sun Yat-sen University, China in 2005 and 2011, respectively. We believe Mr. Li is qualified to be an independent director due to his extensive experience in information technology and his prior experience in the Company which demonstrates his familiarity with the Company’s operations and governance structure.

Hong Zhiwang, Director

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

Alex P. Hamilton, Independent Director

Alex P. Hamilton obtained his B.A. in Economics from Brandeis University in 1994. Mr. Alex P. Hamilton, age 52, is currently the CEO and co-founder of Donald Capital. He also served as the Chief Financial Officer and Director of CBD Biotech Inc. and was a Director and chairman of the audit committee of Wunong Net Technology Company Limited (Nasdaq: WNW). Other experience includes having founded and lead, Hamilton Laundry and Hamilton Strategy Group. From November 2013 to November 2014, Mr. Hamilton was the president of Kei Advisors. Mr. Hamilton has been serving as an independent director and the chairman of the audit committee 0.

The Board has determined that Mr. Hamilton satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Hamilton has accepted our appointment to be our independent director, effective on the Appointment Effective Date.

Xiao iangping (Gary), Independent Director

Xiao Jiangping (Gary) obtained a master’s degree in business administration from the Ross School of Business Management at the University of Michigan in 2006 and a bachelor’s degree in accounting from Tsinghua University in Beijing, China, in 2000. Mr. Jiangping (Gary) Xiao, age 46, has been the CFO at Degiulio Kitchen Design since August 2023. He was the CFO for Big Red Rooster Flow from June 2021 to August 2023, and vice president of finance and accounting at Hilco IP Merchant Banking July 2019 to June 2021. Since December 2020, Mr. Xiao has been serving as an independent director and the chairman of the nominating and corporate governance committee of Wunong Net Technology Company Limited (Nasdaq: WNW). From March 2017 to March 2019, Mr. Xiao served as the chief financial officer of Professional Diversity Network, Inc. From June 2013 to April 2016, Mr. Xiao served as the chief financial officer and financial controller of Petstages Inc. From August 2008 to May 2013, Mr. Xiao served as the operation financial controller of the operations management group of The Jordan Company, a private equity firm. From June 2006 to August 2008, Mr. Xiao served as a senior finance associate in the financial planning and analysis department of United Airlines, Inc. Mr. Xiao obtained a master’s degree in business administration from the Ross School of Business Management at the University of Michigan in 2006 and a bachelor’s degree in accounting from Tsinghua University in Beijing, China, in 2000.

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

Audit Committee

The Audit Committee consists of (i) Alex P. Hamilton, who is the Chairman of the Audit Committee, (ii) Li Weilin, and (iii) Xiao Jiangping (Gary). Each member of the Audit Committee meets the requirements for independence, including the enhanced requirements applicable to audit committee members, and can read and understand fundamental financial statements in accordance with the applicable rules and regulations of the SEC and the Nasdaq listing standards. In arriving at this determination, the Board has examined each Audit Committee member’s professional experience and the nature of their employment in the corporate finance sector. The Board has also determined that Mr. Hamilton qualifies as an “audit committee financial expert,” as defined under applicable SEC and Nasdaq listing standards.

The Audit Committee operates pursuant to a written charter that is available on the Company’s website at: https://www.addentax.com/government.

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

Compensation Committee

The Compensation Committee evaluates, recommends, and approves policy relating to compensation and benefits of the Company’s officers and employees. The Compensation Committee is directly responsible for, among other matters:

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

The Compensation Committee consists of (i) Li Weilin, who is the Chairperson of the Compensation Committee (ii) Alex P. Hamilton, and (iii) Xiao Jiangping (Gary). The Board has determined that Li Weilin, Alex P. Hamilton and Xiao Jiangping (Gary) are independent under the applicable Nasdaq listing standards, including the enhanced requirements applicable to compensation committee members, and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Board has determined that each of the members of the Compensation Committee is an “outside director” as that term is defined in Section 162(m) of the Revenue Code, or Section 162(m). The Compensation Committee held 1 meeting during 2023.

The Compensation Committee operates pursuant to a written charter that is available on the Company’s website at: https://www.addentax.com/government.

The Compensation Committee may delegate its responsibilities under its charter to one or more subcommittees as it deems appropriate from time to time. The Compensation Committee may also employ a compensation consultant, independent legal counsel or other adviser to assist in the evaluation of the compensation of the Company’s executive officers and its other duties.

Corporate Governance and Nominating Committee

The Nominating Committee is responsible for making recommendations to the Board regarding candidates for directorship, and the structure and composition of the Company’s Board and committees of the Board. The Nominating Committee is directly responsible for, among other matters:

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

The Nominating Committee consists of: (i) Xiao Jiangping (Gary), who is the Chairman of the Nominating Committee, (ii) Alex P. Hamilton, and (ii) Li Weilin. The Board has determined that Xiao Jiangping (Gary), Li Weilin and Alex P. Hamilton are independent under the applicable rules and regulations of Nasdaq. The Nominating Committee held 1 meeting during 2023.

The Nominating Committee operates pursuant to a written charter that is available on the Company’s website at: https://www.addentax.com/government.

Board Leadership Structure and Role in Risk Oversight

The Board currently consists of five directors. Mr. Hong Zhida holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Hong Zhida’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Hong Zhida possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

Recovery of Erroneously Awarded Compensation

The Company has adopted a clawback policy in connection with recovery of erroneously awarded compensation.

Family Relationships

Mr. Hong Zhida, an executive officer of the Company, and Mr. Hong Zhiwang, a director of the Company, are brothers. Apart from this, there are no family relationships between any director or executive officer of the Company.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2024 and 2023:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Hong Zhida	2024	$17,229	0	0	0	0	0	0	$17,229
(CEO)	2023	$17,229	0	0	0	0	0	0	$17,229

Huang Chao	2024	$29,143	0	0	0	0	0	0	$31,579
(CFO)	2023	$22,187	0	0	0	0	0	0	$29,143

There are no current employment agreements between the Company and its officers.

Mr. Hong Zhida is the Company’s Chief Executive Officer, President and Secretary. Mr. Hong’s compensation is $1,436 per month. Mr. Hong may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Mr. Huang Chao as the Company’s Chief Financial Officer and Treasurer. On April 15, 2019, the Company entered into an employment agreement with Mr. Chao. Mr. Chao’s compensation is $2,631   per month. Mr. Chao may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Narrative Disclosure to Summary Compensation Table

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Stock Option Plan

On May 28, 2024  , our Board adopted our 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which was approved by our shareholders at our annual shareholders meeting on June 28, 2024. The 2024 Equity Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to officers, directors (including independent directors), employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success.

Grants of Plan-Based Awards

To date, there have been no grants or plan-based awards.

Outstanding Equity Awards

To date, there have been no outstanding equity awards.

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Compensation of Directors

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex P. Hamilton	2024	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2023	$7,500	0	0	0	0	0	0	$7,500

Li Weilin	2024	$0	0	0	0	0	0	0	$0
(Independent Director)	2023	$0	0	0	0	0	0	0	$0

Xiao Jiangping (Gary)	2024	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2023	$7,500	0	0	0	0	0	0	$7,500

Yu Jiaxin	2024	$15,000	0	0	0	0	0	0	$15,000
(Ceased to be Independent Director since Apr. 26, 2024)	2023	$15,000	0	0	0	0	0	0	$15,000

Mr. Li Weilin has entered into an independent director agreement with the company, pursuant to which Mr. Li will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

Mr. Alex P. Hamilton has entered into an independent director agreement with the Company, pursuant to which Mr. Hamilton will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

Mr. Xiao Jiangping (Gary) has entered into an independent director agreement with the Company, pursuant to which Mr. Xiao will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

Ms. Yu Jiaxin has entered into an independent director agreement with the company, pursuant to which Ms. Yu will receive annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter. She resigned to ceased to be independent director since April 26, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 14, 2024, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage Ownership of Shares of Common Stock” is based on a total of 6,043,769   shares of our issued and outstanding common stock.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Directors and Officers

Hong Zhida	150,795	2.50%

Hong Zhiwang	50,118	0.83%

Huang Chao	2,572	0.04%

Alex. P. Hamilton	-	-

Li Weilin	-	-

Xiao Jiangping (Gary)	-	-

All Officers and Directors (six persons)	203.485	3.37%

Owner of more than 5% of Class

Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (2)	380,390	6.29%

Liu Lu	334,048	5.53%

Chai Hua	330,000	5.46%

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000.

(2)	Ayrton Capital LLC, the investment manager to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, has discretionary authority to vote and dispose of the shares held by Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B and may be deemed to be the beneficial owner of these shares. Waqas Khatri, in his capacity as Managing Member of Ayrton Capital LLC, may also be deemed to have investment discretion and voting power over the shares held by Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B. Ayrton Capital LLC and Mr. Khatri each disclaim any beneficial ownership of these shares. The address of Ayrton Capital LLC is 55 Post Rd West, 2nd Floor, Westport, CT 06880.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the year ended March 31, 2024, we have related party transactions as set forth below:

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances at the end of the years:

SCHEDULE OF AMOUNT DUE FROM RELATED PARTY

Amount due from related party	2024	2023
Hong Zhida (1)	2,154,759	-
Bihua Yang (2)	858,133	375,092
	$3,012,892	$375,092

SCHEDULE OF RELATED PARTIES BORROWINGS

Related party borrowings	2024	2023
Zhida Hong	$-	$901,110
Hongye Financial Consulting (Shenzhen) Co., Ltd.	170,967	45,841
Dewu Huang (3)	864,599	1,305,758
Jinlong Huang	111,179	131,924
	$1,146,745	$2,384,633

(1)	The increase of related party from Hong Zhida was short term loan to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During year ended March 31, 2024, the Company received financial support of approximately $1.44 million from Yang Bihua and provided a short term loan of approximately $1.92 million to Yang Bihua.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease mainly due to repayment of the debt. During year ended March 31, 2024, the Company received approximately $0.9 million and repaid $1.35 million of debts due to Huang Dewu.

The borrowing balances of related party are unsecured, non-interest bearing and repayable on demand.

The Board has determined that each of Li Weilin, Alex P. Hamilton and Xiao Jiangping (Gary) satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended March 31, 2024 and 2023, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$120,000	$155,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	3,500

Total	$120,000	$158,500

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our fiscal year end financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. The aggregate fees in connection with services rendered by Pan-China Singapore PAC was $120,000 for both years ended March 31, 2024 and 2023. For the year ended March 31, 2023, the Company also paid audit fees of $35,000 and other fees of $3,500 in connection with services rendered by BF Borgers CPA PC.

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

PART IV

Item 15. Exhibits , Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000		S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000		8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated Bylaws		8-K	3.1	3/15/2019	333-206097
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation increasing the authorized shares of common stock of Addentax Group Corp. to 250,000,000		8-K	3.1	3/23/2023	001-41478
3.7	Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.1	6/30/2023	001-41478
3.9	Stamped copy of the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.2	6/30/2023	001-41478
3.10	Stamped copy of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.3	6/30/2023	001-41478
4.1	Description of Securities.	X
4.2	Form of Senior Secured Convertible Note		8-K	4.1	1/4/2023
4.3	Form of PIPE Warrant		8-K	10.2	1/4/2023
4.4	Form of Placement Agent Warrant		8-K	10.8	1/4/2023
10.1	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.2	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.1	12/28/2016	333-206097
10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.1	3/7/2017	333-206097
10.4	Independent Director Agreement with Mr. Alex P. Hamilton		8-K	10.1	5/10/2021	333-206097
10.5	Independent Director Agreement with Mr. Li Weilin		8-K	10.1	4/29/2024	001-41478
10.6	Independent Director Agreement with Xiao Jiangping (Gary)		8-K	10.1	5/13/2021	333-206097
10.7	Securities Purchase Agreement dated January 4, 2023		8-K	10.1	1/4/2023	001-41478
10.8	Form of Amendment No. 1 to Securities Purchase Agreement dated January 10, 2023		8-K	10.1	1/10/2023	001-41478
10.9	Form of Registration Rights Agreement		8-K	10.3	1/4/2023	001-41478
10.10	Form of Security and Pledge Agreement		8-K	10.4	1/4/2023	001-41478
10.11	Form of Guaranty Agreement		8-K	10.5	1/4/2023	001-41478
10.12	Form of Voting Agreement		8-K	10.6	1/4/2023	001-41478
10.13	Form of Placement Agency Agreement dated January 4, 2023		8-K	10.7	1/4/2023	001-41478
10.14	2024 Equity Incentive Plan	X
14.1	Code of Ethics		10-K/A	14.1	9/21/2018	333-206097
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Hiways Law Firm (Shenzhen)	X
23.2	Consent of independent registered public - Pan-China Singapore PAC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	X
32.1	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	X
32.2	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		8-K	99.1	10/25/2023	001-41478

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

X Filed herewith

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 15, 2024

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	CEO, President, Secretary and Director	July 15, 2024
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	CFO and Treasurer	July 15, 2024
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Hong Zhiwang		July 15, 2024
Hong Zhiwang	Director

/s/ Li Weilin		July 15, 2024
Li Weilin	Independent Director

/s/ Alex P. Hamilton		July 15, 2024
Alex P. Hamilton	Independent Director

/s/ Xiao Jiangping (Gary)		July 15, 2024
Xiao Jiangping (Gary)	Independent Director

*/s/ Hong Zhida
Hong Zhida
Attorney-in-Fact

