Form 10-Q
period 2024-06-30
ADDENTAX GROUP CORP.
filed 2024-08-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 14, 2024, there were 6,043,769 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2024 and 2023

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	June 30, 2024	March 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$904,171	$816,186
Restricted cash	2,750,000	2,750,000
Accounts receivables, net	1,289,037	2,106,451
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	170,955	63,505
Prepayments and other receivables	2,151,432	1,922,996
Advances to suppliers	1,071,200	1,009,362
Amount due from related party	3,469,667	3,012,892
Total current assets	29,306,462	29,181,392

NON-CURRENT ASSETS
Plant and equipment, net	523,402	568,854
Operating lease right of use asset	19,429,813	19,796,564
Long-term prepayments	266,743	291,938
Long-term receivables	2,500,000	2,500,000
Total non-current assets	22,719,958	23,157,356
TOTAL ASSETS	$52,026,420	$52,338,748

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$573,696	$440,671
Accounts payable	156,961	359,488
Amount due to related parties	1,074,129	1,146,745
Advances from customers	182,378	202,567
Accrued expenses and other payables	1,312,779	1,372,962
Operating lease liability current portion	1,050,897	1,059,497
Total current liabilities	4,350,840	4,581,930

NON-CURRENT LIABILITIES
Convertible debts	3,518,999	2,684,697
Derivative liabilities	153,477	287,955
Operating lease liability	18,515,905	18,737,066
Total non-current liabilities	22,188,381	21,709,718
TOTAL LIABILITIES	$26,539,221	$26,291,648

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 6,043,769 and 5,383,769 shares issued and outstanding at June 30 and March 31, 2024, respectively)	$6,044	$5,384
Additional paid-in capital	35,157,009	34,510,869
Accumulated Deficit	(9,790,301)	(8,569,190)
Statutory reserve	37,020	37,020
Accumulated other comprehensive loss	77,427	63,017
Total equity	25,487,199	26,047,100
TOTAL LIABILITIES AND EQUITY	$52,026,420	$52,338,748

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2024	2023

REVENUES	$851,033	$1,052,506

COST OF REVENUES	(648,438)	(815,597)

GROSS PROFIT	202,595	236,909

OPERATING EXPENSES
Selling and marketing	(139,360)	-
General and administrative	(568,251)	(497,858)
Total operating expenses	(707,611)	(497,858)

(LOSS) INCOME FROM OPERATIONS	(505,016)	(260,949)

Fair value gain or loss	134,217	(1,288,003)
Interest income	368	1,724
Interest expenses	(847,682)	(1,292,715)
Other income (expense), net	(2,514)	112,486

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,220,627)	(2,727,457)
INCOME TAX EXPENSE	(484)	(1,264)

NET (LOSS) INCOME	(1,221,111)	(2,728,721)
Foreign currency translation gain (loss)	14,410	87,450
TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,206,701)	$(2,641,271)

EARNINGS (LOSS) PER SHARE
Basic and diluted	(0.25)	(0.83)
Weighted average number of shares outstanding – Basic and diluted	4,822,421	3,273,964

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

				Retained earnings		Accumulated
			Additional	(accumulated deficit)		other
	Common Stock		paid-in		Statutory	comprehensive
	Shares	Amount	capital	Unrestricted	reserve	loss	Total Equity
BALANCE AT MARCH 31, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794
Issuance of new shares	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656	-	-	-	-
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	2,846,038	-	-	-	2,846,038
Foreign currency translation	-	-	-	-	-	87,450	87,450
Net income for the period	-	-	-	(2,728,721)	-	-	(2,728,721)
BALANCE AT JUNE 30, 2023	3,739,581	$3,740	$32,406,317	$(8,179,930)	$28,457	$67,977	$24,326,561

BALANCE AT MARCH 31, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100
Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Foreign currency translation	-	-	-	-	-	14,410	14,410
Net income for the period	-	-	-	(1,221,111)	-	-	(1,221,111)
BALANCE AT JUNE 30, 2024	6,043,769	$6,044	$35,157,009	$(9,790,301)	$37,020	$(77,427)	$25,487,199

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,221,111)	$(2,728,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	431,299	74,783
Non-cash financial cost	834,041	1,290,818
Investment income	-	(109,375)
Fair value gain or loss	(134,217)	1,288,003
Loss from sale of property and equipment	20,784	-
Changes in operating assets and liabilities
Accounts receivable	817,414	(104,404)
Inventories	(107,450)	19,786
Advances to suppliers	(61,838)	(622,089)
Other receivables	(228,436)	(47,494)
Accounts payables	(226,787)	(25,659)
Accrued expenses and other payables	(296,695)	(144,374)
Advances from customers	(20,189)	(2,152)
Net cash used in operating activities	$(193,185)	$(1,110,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(27,364)	-
Net cash used in investing activities	$(27,364)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	113,827	1,451,157
Repayment of related party borrowings	(179,247)	(1,831,373)
Release of restricted cash	-	1,350,000
Proceeds from bank borrowings	334,372	-
Repayment of bank borrowings	(198,490)	-
Cash advance to related parties	(1,148,824)	-
Repayment from related parties	738,023	-
Proceeds from issue of ordinary shares	646,800	-
Net cash provided by financing activities	$306,461	$969,784

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,912	(141,094)
Effect of exchange rate changes on cash and cash equivalents	2,073	65,598
Cash and cash equivalents, beginning of the period	816,186	562,711
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$904,171	$487,215

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,311	$-
Cash paid during the period for income tax	$484	$1,264
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$1,219

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on July15, 2024 (“2023 Form 10-K”).

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

There is no change in the accounting policies for the three months ended June 30, 2024.

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

4. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances as of June 30, 2024 and March 31, 2024:

Amount due from related party	June 30, 2024	March 31, 2024
Zhida Hong (1)	$2,521,174	$2,154,759
Bihua Yang (2)	948,493	858,133
	$3,469,667	$3,012,892

Related party borrowings	June 30, 2024	March 31, 2024
Hongye Financial Consulting (Shenzhen) Co., Ltd.	46,017	170,967
Dewu Huang (3)	858,943	864,599
Jinlong Huang	169,169	111,179
	$1,074,129	$1,146,745

(1)	The increase of related party from Hong Zhida was short term loan to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During the quarter ended June 30, 2024, the Company provided a short term loan of approximately $0.35 million to Yang Bihua and received repayment of approximately $0.25 million from him.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease is mainly due to repayment of the debt.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

5. DEBT SECURITIES HELD-TO-MATURITY

	June 30, 2024	March 31, 2024

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of June 30, and March 31, 2024, the coupon receivable was both $437,500. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. According to the agreement, the consideration receivable was $17,937,500 and interest free. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Hong Zhida.

6. INVENTORIES

Inventories consist of the following as of June 30, and March 31, 2024:

	June 30, 2024	March 31, 2024
Raw materials	$28,564	$20,947
Work in progress	11,966	-
Finished goods	130,425	42,558
Total inventories	$170,955	$63,505

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

8. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of June 30 and March 31, 2024:

	June 30, 2024	March 31, 2024
Prepayment	29,813	34,693
Deposit	736,659	741,465
Receivable of consideration on disposal of subsidiaries	-	152,882
Receivable of consideration of convertible note issued (Note)	437,500	437,500
Other receivables	947,460	556,456
	$2,151,432	$1,922,996

Note: The coupon receivable of the debt security held-to-maturity was transferred together with the principal to a third party. It is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., a company controlled by our CEO, Mr. Hong Zhida. (Note 5)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30 and March 31, 2024:

	June 30, 2024	March 31, 2024
Production plant	$105,053	$105,738
Motor vehicles	876,415	1,047,121
Office equipment	52,145	52,486
	1,033,614	1,205,345
Less: accumulated depreciation	(510,212)	(636,491)
Plant and equipment, net	$523,402	$568,854

Depreciation expense for the three months ended June 30, 2024 and 2023 was $48,977 and $33,982, respectively.

10. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will expire in August 2025.

11. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2024, the Company has borrowed $129,931 (RMB944,255) (March 31, 2024: $130,779) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,268,118 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. The first drawdown was in October 2023. Before that, the company did not exercise the agreement. As of June 30, 2024, the Company has borrowed $254,563 (RMB1,850,000) (March 31, 2024: $110,799) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will be expired on February 1, 2026.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $68,800 (RMB500,000) for daily operations. As of June 30, 2024, the Company has borrowed $51,600 (RMB375,000) (March 31, 2024: $60,593) under this line of credit with annual interest rate of 16.2%. The loan facility will be expired on December 26, 2025.

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $137,602 (RMB1,000,000) for daily operations. As of June 30, 2024, the Company has borrowed $137,602 (RMB1,000,000) (March 31, 2024: $138,500) under this line of credit with annual interest rate of 8.244%. The loan facility will expire on March 22, 2026.

12. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It’s wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2024 and 2023.

YX, our wholly owned subsidiary, were incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2024 and 2023.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2024 and 2023. The preferential tax rate will be expired at end of year 2024 and the EIT rate will be 25% from year 2025.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2024 and 2023.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended
	June 30,
	2024	2023
PRC statutory tax rate	25%	25%
Computed expected benefits (expense)	(305,157)	(681,864)
Temporary differences	24,191	6,150
Permanent difference	32,612	82,125
Changes in valuation allowance	248,838	594,853
Income tax expense	$484	$1,264

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of YXPF enjoyed the preferential VAT rate of 3% in 2024 and 2023. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

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

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,
Revenues from external customers	2024	2023
Garments manufacturing segment	$86,602	$53,873
Logistics services segment	486,507	998,633
Property management and subleasing	277,924	-
Total of reportable segments	851,033	1,052,506
Corporate and other	-	-
Total of reportable segments and consolidated revenue	$851,033	$1,052,506

Intersegment revenue
Garments manufacturing segment	-	-

Loss from operations by segment for the three ended June 30, 2024 and 2023 are as follows:

	Three months ended
	June 30,
	2024	2023
Garment manufacturing segment	$(63,645)	$(22,155)
Logistics services segment	20,879	1,934
Property management and subleasing	(204,433)	-
Total of reportable segments	(247,199)	(20,221)
Corporate and other	(257,817)	(240,728)
Total consolidated income from operations	$(505,016)	$(260,949)

Total assets by segment as of June 30 and March 31, 2024 are as follows:

Total assets	June 30, 2024	March 31, 2024
Garment manufacturing segment	$1,417,550	$1,357,761
Logistics services segment	3,053,551	3,231,492
Property management and subleasing	20,480,902	20,931,431
Total of reportable segments	24,952,003	25,520,684
Corporate and other	27,074,417	26,818,064
Consolidated total assets	$52,026,420	$52,338,748

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended June 30,
	2024	2023
Revenues		-
China	851,033	1,052,506

	June 30, 2024	March 31, 2024
Long-Lived Assets
China	22,719,958	23,157,356

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of June 30, 2024, the balance of the Warrant was approximately $0.1 million (March 31, 2024: $2.0 million).

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of June 30, 2024, the fair value of the conversion option was $0.04 million (March 31, 2024: $0.04 million).

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

The Company’s convertible notes obligations were as the following for the three months ended June 39, 2024 and 2023:

	Three months ended
	June 30,
	2024	2023
Carrying value – beginning balance	$2,684,697	$11,219,519
Converted to ordinary shares	-	(2,882,444)
Amortization of debt discount	682,648	914,196
Deferred debt discount and cost of issuance	261	(1,117,667)
Interest charge	151,393	376,622
Carrying value – ending balance	$3,518,999	$8,510,226

During the three months ended June 30, 2024, no convertible note was converted into ordinary shares. During the three months ended June 30, 2023, $1.5 million of the convertible notes was converted into approximately 2.3 million ordinary shares, with average effective conversion price of $0.6795 per share.

The Company’s derivative liabilities were as the following for the three months ended March 31, 2024 and 2023:

	Three months ended
	June 30,
	2024		2023
Derivative liabilities –Warrants	$		$-
Beginning balance		251,657	2,013,261
Marked to the market		(134,217)	805,302
Ending fair value		117,440	2,818,563

Derivative liabilities – Embedded conversion feature
Beginning balance		36,298	277,222
Converted to ordinary shares		-	(113,594)
Remeasurement on change of convertible price		(261)	1,117,667
Marked to the market		-	482,702
Ending fair value		36,037	1,763,997

Total Derivative fair value at end of period		$153,477	$4,582,560

15. LEASE

As a lessee

Right-of-use asset and lease liabilities

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2024, with discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease and property management services business for 16 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended June 30,
	2024	2023
Operating lease cost	259,082	43,438
Short-term lease cost	36,463	23,557
	$295,545	$66,995

The following table summarizes supplemental information related to leases:

	Three months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$295,545	$66,995
Right-of-use assets obtained in exchange for new operating leases liabilities	-	1,219
Weighted average remaining lease term - Operating leases (years)	14.2	2.0
Weighted average discount rate - Operating leases	4.90%	4.75%

The following table summarizes the maturity of operating lease liabilities:

Years ending June 30	Lease cost
2025	$1,102,227
2026	997,534
2027	988,347
2028	1,636,236
2029 and there after	24,436,242
Total lease payments	29,160,586
Less: Interest	(9,593,784)
Total	$19,566,802

As a lessor

The Company subleased its leased commercial building by entering into operating leases to third party garment wholesalers and retailers. These leases are negotiated for terms ranging from one to five years. All leases include the term to enable upward revision of the rental charge on an annual basis according to prevailing market conditions.

Rental income from subleasing is disclosed in Note 13 segment data.

The future minimum rental receivable under non-cancellable operating leases contracted for the reporting period are as follows:

Years ending June 30	Lease income
2025	$613,648
2026	531,752
2027	431,043
2028	202,110
2029 and there after	-
Total	$1,778,553

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

There are 6,043,769 and 5,383,769 ordinary shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.27 and 7.22 as of June 30, 2024 and March 31, 2024, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.004 and 7.241 for the three months ended June 30, 2024 and 2023, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of June 30, 2024 and March 31, 2024.

Garment manufacturing segment

	June 30, 2024	March 31, 2024
Customer A	93.2%	100.0%
Customer B	6.1%	-%
Customer C	0.5%	-
Customer D	0.2%	-

The high concentration as of June 30, 2024 was mainly due to business development of a large distributor of garments.

Logistics services segment

	June 30, 2024	March 31, 2024
Customer A	22.0%	23.3%
Customer B	20.9%	15.9%
Customer C	12.9%	16.2%
Customer D	10.1%	8.9%
Customer E	4.9%	1.1%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for June 30, and March 31, 2024.

Concentration on customers

For the three months ended June 30, 2024, one customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 16.1% of total revenue of the Company for the three months.

For the three months ended June 30, 2023, three customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 40.6% of total revenue of the Company for the three months.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segments for the three months ended June 30, 2024 and 2023.

	Three months ended
	June 30,
	2024		2023
Garment manufacturing segment	Nil	%	Nil	%
Logistics services segment	100.0%		100.0%
Property management and subleasing	Nil	%	Nil	%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2024, the total outstanding borrowings amounted to $573,696 (RMB4,169,255) with various interest rate from 4.34% to 16.2% p.a. (Note 11)

18. SUBSEQUENT EVENTS

To focus on the core businesses of the Group, the Company decided to dissolve one of its subsidiaries, Zhuang Hao Jia (Dongguan) Decoration Engineering Co., Ltd. (“ZHJ”). The dissolution is in process up to the date of this report.

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

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shantou Yi Bai Yi Garment Co., Ltd, a PRC company (“YBY”), (viii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (ix) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (x) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), (xi) Dongguan Au Te Si Garments Co., Ltd., a PRC company (“AOT”), (xii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shantou Yi Bai Yi Garment Co., Ltd (“YBY”); (vi) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (viii) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (ix) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (x) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”), which are located in the Guangdong province, China.

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

To focus on the core businesses of the Group, the Company dissolved one of its subsidiaries, Shenzhen Yingxi Tongda Logistic Co., Ltd, in April 2024 and received approval from RPC authorities.

As at the date of this report, the Company is in the process of dissolving another subsidiary, ZHJ.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery of our products. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of June 30, 2024, we provide logistics services to over 44 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit for the remainder of 2024.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. In February 2023, the Company disposed of DY to an independent third party and conduct the business through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Results of Operations for the three months ended June 30, 2024 and 2023

The following table summarize our results of operations for the three months ended June 30, 2024 and 2023. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Changes in 2024
	2024		2023		compared to 2023
	(In U.S. dollars, except for percentages)
Revenue	$851,033	100.0%	$1,052,506	100%	$(201,473)	(19.1)%
Cost of revenues	(648,438)	(76. 2 )%	(815,597)	(77.5)%	167,159	20.5%
Gross profit	202,595	23.8%	236,909	22.5%	(34,314)	(14.5)%
Operating expenses	(707,611)	(83.1)%	(497,858)	(47.3)%	(209,573)	(42.1)%
Loss from operations	(505,016)	(59.3)%	(260,949)	(24.8)%	(244,067)	(93.5)%
Other income, net	(2,514)	(0.3)%	112,486	10.7%	(115,000)	(102.2)%
Fair value gain or loss	134,217	15.8%	(1,288,003)		1,422,220	110.4%
Net finance cost	(847,314)	(99.6)%	(1,290,991)	(122.7)%	443,677	34.4%
Income tax expense	(484)	(0.1)%	(1,264)	(0.1)%	780	61.7%
Net loss	$(1,221,111)	(143.5)%	$(2,728,721)	(259.3)%	$1,507,610	55.2%

Revenue

Total revenue for the three months ended June 30, 2024 decreased by approximately $0.2 million, or 19.2%, as compared with the three months ended June 30, 2023. The decrease was mainly due to the decrease of $0.5 million in logistics services and increase of $0.3 million in property management and subleasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.09 million, or 10.2%, of our total revenue for the three months ended June 30, 2024. Revenue generated from garment manufacturing business contributed approximately $0.05 million or 5.1% of our total revenue for the three months ended June 30, 2023, respectively. The low level of sales was mainly due to factory facilities renewal and repairs, and the remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the fiscal year ending 2025.

Revenue generated from our logistics services business contributed approximately $0.5 million, or 57.2%, of our total revenue for the three months ended June 30, 2024. Revenue generated from our logistic business contributed approximately $1.0 million or 94.9% of our total revenue for the three months ended June 30, 2023.

Revenue generated from our property management and subleasing business was 0.3 million, or 32.7%, of our total revenue for the three months ended June 30, 2024. The revenue from this business segment was nil for the three months ended June 30, 2023.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$86,602	100.0%	$53,873	100%	$32,729	60.8%
Raw materials	37,686	43.5%	26,377	49.0%	11,309	42.9%
Labor	18,096	20.9%	17,273	32.0%	823	4.8%
Other and Overhead	3,553	4.1%	2,670	5.0%	883	33.1%
Total cost of revenue for garment manufacturing	59,335	68.5%	46,320	86.0%	13,015	28.1%
Gross profit for garment manufacturing	27,267	31.5%	7,553	14.0%	19,714	4261.0%
					0
Net revenue for logistics services	486,507	100.0%	998,633	100.0%	(512,126)	(51.3)%
Fuel, toll and other cost of logistics services	249,296	51.2%	482,788	48.3%	(233,492)	(48.4)%
Subcontracting fees	-	-%	286,489	28.7%	(286,489)	(100.0)%
Total cost of revenue for logistics services	249,296	51.2%	769,277	77.0%	(519,981)	(67.6)%
Gross Profit for logistics services	237,211	48.8%	229,356	23.0%	7,855	3.4%

Net revenue for property management and subleasing	277,924	100.0%	-	0%	277,924
Total cost of revenue for property management and subleasing	339,807	(122.3)%	-	0%	339,807
Gross Profit for property management and subleasing	(61,883)	(22.3)%	-	0%	(61,883)

Total cost of revenue	$648,438	76.2%	$815,597	77.5%	$(167,159)	(20.5)%
Gross profit	$202,595	23.8%	$236,909	22.5%	$(34,314)	(14.5)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 43.5% of our total garment manufacturing business revenue for the three months ended June 30, 2024, as compared with 49.0% for the three months ended June 30, 2023. The decrease in percentage was mainly due to the purchase cost of the raw materials dropped.

Labor costs for our garment manufacturing business was approximately 20.9% of our total garment manufacturing business revenue for the three months ended June 30, 2024, as compared with 32.0% for the three months ended June 30, 2023. We maintained a sustainable level in wages, the decrease in portion of labor cost was mainly due to the increased in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 4.1% of our total garment business revenue for the three months ended June 30, 2024, as compared with 5.0% of total garment business revenue for the three months ended June 30, 2023.

For our logistic business, we outsourced some of the business to our contractors. We relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately nil% and 37.2% of total cost of revenues for our service segment for the three months ended June 30, 2024 and 2023, respectively. The decrease was attributed to an increase usage of our own logistics as compared to the subcontractor. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the three months ended June 30, 2024 were approximately $0.2 million as compared with $0.5 million for the three months ended June 30, 2023. Fuel, toll and other costs for our service business accounted for approximately 51.2% of our total service revenue for the three months ended June 30, 2024, as compared with 48.3% for the three months ended June 30, 2023. The increase was primarily attributable to a decrease of usage of subcontractors during the quarter.

Subcontracting fees for our service business for the three months ended June 30, 2024 decreased approximately 100.0% to $nil from $0.3 million for the three months ended June 30, 2023. Subcontracting fees accounted for nil% and 28.7% of our total service business revenue in the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease of usage of subcontractors during the quarter.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the three months ended June 30, 2024 was $0.3 million, approximately (122.3)% of our total property management and subleasing business revenue, as compared with nil for the three months ended June 30, 2023.

Gross profit

Garment manufacturing business gross profit for the three months ended June 30, 2024 was $27,267, as compared with $7,553 for the three months ended June 30, 2023. Gross profit accounted for 31.5% of our total garment manufacturing business revenue for the three months ended June 30, 2024, as compared to 14.0% for the three months ended June 30, 2023. The increase of gross profit ratio was mainly due to increased sales.

Gross profit in our logistics services business for the three months ended June 30, 2024 was approximately $237,211 and gross margin was 48.8%. Gross profit in our logistics services business for the three months ended June 30, 2023 was approximately $229,356 and gross margin was 23.0%. The increase of gross profit ratio was mainly because the Company re-allocated the orders received and reduced fuel cost.

Gross loss in our property management and subleasing business for the three months ended June 30, 2024 was $61,883. Gross profit was nil for the three months ended June 30, 2023. Gross loss accounted for 22.3% of our total property management and subleasing business revenue for the three months ended June 30, 2024, as compared to nil% for the three months ended June 30, 2023. The decrease of gross profit ratio was mainly because the property management and subleasing business still in preliminary stage.

	Three months ended June 30,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Gross profit	$202,595	100%	$236,909	100%	(34,314)	(14.5)%
Operating expenses:
Selling expenses	(139,360)	-	-		(139,360)
General and administrative expenses	(568,251)	(280.5)%	(497,858)	(210.1)%	(70,393)	(14.1)%
Total	$(707,611)	(210.1)%	$(497,858)	(210.1)%	(209,753)	(42.1)%
(Loss) Income from operations	$(505,016)	(110.1)%	$(260,949	(110.1)%	(244,067)	(93.5)%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the three months ended June 30, 2024 and 2023 was approximately $82,603 and nil, respectively. The selling expenses for property management and subleasing business for the three months ended June 30, 2024 and 2023 was approximately $56,757 and nil, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended June 30, 2024 and 2023 was approximately $8,310 and $29,708, respectively. Our general and administrative expenses in our logistics services segment for the three months ended June 30, 2024 and 2023 was approximately $216,250 and $227,423, respectively. The general and administrative expenses in our property management and subleasing business was approximately $85,793 and nil for the three months ended June 30, 2024 and 2023, respectively. Our general and administrative expenses in our corporate office for the three months ended June 30, 2024 and 2023 was approximately $257,898 and $240,727, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2024 increased by approximately 14.1% to $568,251 from $497,858 for the three months ended June 30, 2023.

Loss from operations

Loss from operations for the three months ended June 30, 2024 and 2023 was approximately $505,016 and $260,949, respectively. Loss from operations of approximately $63,645 and $22,155 for the three months ended June 30, 2024 and 2023, respectively, which was attributed from our garment manufacturing segment. Income from operations of approximately $20,879 and $1,934 was attributed from our logistics services segment for the three months ended June 30, 2024 and 2023, respectively. Loss from operations of approximately $204,433 and nil for the three months ended June 30, 2024 and 2023, respectively, which was attributed from our property management and subleasing business. We incurred expenses from operations in corporate office of approximately $257,817 and $240,728 for the three months ended June 30, 2024 and 2023, respectively.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2024 and 2023 was approximately $484 and $1,264, respectively. Yingxi primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2024 and 2023.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2024 and 2023.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2024. The preferential tax rates will be expired at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2024 and 2023.

Net Loss

We incurred net loss of approximately $1.2 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively. Our basic and diluted earnings per share were ($0.25) and ($0.83) for the three months ended June 30, 2024 and 2023, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2024 and 2023 is as follow:

	Three months ended June 30,
	2024	2023
	(In U.S. dollars)
Net cash used in operating activities	$(193,185)	$(1,110,878)
Net cash used in investing activities	(27,364)	-
Net cash provided by financing activities	$306,461	$969,784

Net cash used in operating activities in the three months ended June 30, 2024 was approximately $0.2 million as compared to $1.1 million in the three months ended June 30, 2023, which was approximately $0.9 million less than that of the three months ended June 30, 2023. The decrease was mainly due to (i) net loss adjusted to operating cash flow for the three months ended June 30, 2024 was $0.1 million less than that of the three months ended June 30, 2023; (ii) the movement of operating assets and liabilities of the three months ended June 30, 2024 resulted in cash outflow of approximately $0.1 million, which was $0.8 million less than that of 2023;.

Net cash used in investing activities for the three months ended June 30, 2024 was approximately $0.3 million, which was mainly due to purchase of property, plant and equipment.

Net cash provided by financing activities for the three months ended June 30, 2024 was approximately $0.3 million as compared to $1.0 million in the three months ended June 30, 2023, which was approximately $0.7 million less than the three months ended June 30, 2023. The decrease was mainly because in the three months ended June 30, 2024, the Company received proceeds of $0.7 million from a private placement, while the Company had release of restricted cash of $1.4 million in the three months ended June 30, 2023.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, we had cash on hand of approximately $0.9 million, total current assets of approximately $29.3 million and current liabilities of approximately $4.4 million. We currently finance our operations from revenue, fund raising from our initial public offering and private placement proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2024, the market foreign exchange rate was RMB 7.27 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three months ended June 30, 2024 and 2023 was approximately $0.01 million and $0.09 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  .

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

