Form 10-Q
period 2024-09-30
ADDENTAX GROUP CORP.
filed 2024-11-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 001-41478

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
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 14, 2024, there were 6,043,769 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three and six months ended September 30, 2024 and 2023

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	September 30, 2024	March 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$810,545	$816,186
Restricted cash	2,750,000	2,750,000
Accounts receivables, net	1,207,409	2,106,451
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	191,708	63,505
Prepayments and other receivables	1,667,814	1,922,996
Advances to suppliers	320,964	1,009,362
Amount due from related party	3,840,154	3,012,892
Total current assets	28,288,594	29,181,392

NON-CURRENT ASSETS
Plant and equipment, net	491,706	568,854
Operating lease right of use asset	19,060,635	19,796,564
Long-term prepayments	291,027	291,938
Long-term receivables	2,500,000	2,500,000
Total non-current assets	22,343,368	23,157,356
TOTAL ASSETS	$50,631,962	$52,338,748

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$465,067	$440,671
Accounts payable	79,364	359,488
Amount due to related parties	177,750	1,146,745
Advances from customers	243,717	202,567
Accrued expenses and other payables	417,273	1,372,962
Operating lease liability current portion	1,068,257	1,059,497
Total current liabilities	2,451,428	4,581,930

NON-CURRENT LIABILITIES
Convertible debts	3,214,514	2,684,697
Derivative liabilities	949,791	287,955
Operating lease liability	19,226,050	18,737,066
Total non-current liabilities	23,390,355	21,709,718
TOTAL LIABILITIES	$25,841,783	$26,291,648

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 6,043,769 and 5,383,769 shares issued and outstanding at September 30 and March 31, 2024, respectively)	$6,044	$5,384
Additional paid-in capital	35,240,981	34,510,869
Accumulated Deficit	(10,511,833)	(8,569,190)
Statutory reserve	37,020	37,020
Accumulated other comprehensive loss	17,967	63,017
Total equity	24,790,179	26,047,100
TOTAL LIABILITIES AND EQUITY	$50,631,962	$52,338,748

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

REVENUES	$1,341,478	$1,335,314	$2,192,511	$2,387,820

COST OF REVENUES	(1,012,837)	(932,427)	(1,661,275)	(1,748,024)

GROSS PROFIT	328,641	402,887	531,236	639,796

OPERATING EXPENSES
Selling and marketing	(22,351)	(37,212)	(161,711)	(37,212)
General and administrative	(551,356)	(670,607)	(1,119,607)	(1,168,465)
Total operating expenses	(573,707)	(707,819)	(1,281,318)	(1,205,677)

INCOME (LOSS) FROM OPERATIONS	(245,066)	(304,932)	(750,082)	(565,881)

Fair value gain or loss	(531,614)	2,854,595	(397,397)	1,566,592
Interest income	342	1,693	710	3,417
Interest expenses	(58,045)	(603,819)	(905,727)	(1,896,534)
Other income, net	113,913	(581,900)	111,399	(469,414)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(720,470)	1,365,637	(1,941,097)	(1,361,820)
INCOME TAX EXPENSE	(1,062)	(3,237)	(1,546)	(4,501)

NET (LOSS) INCOME	(721,532)	1,362,400	(1,942,643)	(1,366,321)
Foreign currency translation gain	(59,460)	2,302	(45,050)	89,752
TOTAL COMPREHENSIVE INCOME (LOSS)	$(780,992)	$1,364,702	$(1,987,693)	$(1,276,569)

EARNINGS PER SHARE
Basic and diluted	(0.13)	0.37	(0.36)	(0.37)
Weighted average number of shares outstanding – Basic and diluted	5,360,143	3,656,442	5,360,143	3,656,442

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

				Retained earnings		Accumulated
			Additional	(accumulated deficit)		other
	Common Stock		paid-in		Statutory	comprehensive	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	Equity
BALANCE AT JULY 1, 2023	3,739,581	$3,740	$32,406,317	$(8,179,930)	$28,457	$67,977	$24,326,561
Issuance of new shares	755,398	755	(755)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	1,153,366	-	-	-	1,153,366
Foreign currency translation	-	-	-	-	-	2,302	2,302
Net income for the period	-	-	-	1,362,400	-	-	1,362,400
BALANCE AT SEPTEMBER 30, 2023	4,494,979	$4,495	$33,558,928	$(6,817,530)	$28,457	$70,279	$26,844,629

BALANCE AT JULY 1, 2024	6,043,769	$6,044	$35,157,009	$(9,790,301)	$37,020	$77,427	$25,487,199
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Foreign currency translation	-	-	-	-	-	(59,460)	(59,460)
Net income for the period	-	-	-	(721,532)	-	-	(721,532)
BALANCE AT SEPTEMBER 30, 2024	6,043,769	$6,044	$35,240,981	$(10,511,833)	$37,020	$17,967	$24,790,179

BALANCE AT APRIL 1, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794
Issuance of new shares before reversed split	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656	-	-	-	-
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Issuance of new shares after reversed split	755,398	755	(755)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	3,999,404	-	-	-	3,999,404
Foreign currency translation	-	-	-	-	-	89,752	89,752
Net income for the period	-	-	-	(1,366,321)	-	-	(1,366,321)
BALANCE AT SEPTEMBER 30, 2023	4,494,979	$4,495	$33,558,928	$(6,817,530)	$28,457	$70,279	$26,844,629

BALANCE AT APRIL 1, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100
Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Foreign currency translation	-	-	-	-	-	(45,050)	(45,050)
Net income for the period	-	-	-	(1,942,643)	-	-	(1,942,643)
BALANCE AT SEPTEMBER 30, 2024	6,043,769	$6,044	$35,240,981	$(10,511,833)	$37,020	$17,967	$24,790,179

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,942,643)	$(1,366,321)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	365,733	146,106
Non-cash financial cost	878,228	1,884,984
Investment income	330,000	(218,750)
Fair value gain or loss	397,398	(1,566,592)
Loss on debts extinguishment	-	697,318
Gain on bargain purchase	-	(975)
Loss from sale of property and equipment	43,081	-
Loss on disposal of subsidiary	334,135	-
Changes in operating assets and liabilities
Accounts receivable	489,599	(202,150)
Inventories	(137,062)	35,155
Advances to suppliers	(50,236)	(816,464)
Other receivables	(74,993)	(76,100)
Accounts payables	(280,124)	(12,460)
Accrued expenses and other payables	134,732	(65,645)
Advances from customers	41,150	(17,592)
Net cash provided by (used in) operating activities	$528,998	$(1,579,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(107,432)	(5,274)
Cash decreased in disposal of subsidiary	(8,219)	-
Net cash used in investing activities	$(115,651)	$(5,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	151,574	1,960,902
Repayment of related party borrowings	(273,632)	(3,112,467)
Release of restricted cash	-	3,850,000
Proceeds from bank borrowings	695,343	-
Repayment of bank borrowings	(683,638)	-
Cash advance to related parties	(2,962,753)	-
Repayment from related parties	2,010,740	-
Proceeds from issue of ordinary shares	646,800	-
Net cash provided by (used in) financing activities	$(415,566)	$2,698,435

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(2,219)	1,113,675
Effect of exchange rate changes on cash and cash equivalents	(3,422)	67,889
Cash and restricted cash, beginning of the period	816,186	562,711
CASH AND RESTRICTED CASH, END OF THE PERIOD	$810,545	$1,744,275

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,731	$-
Cash paid during the period for income tax	$1,546	$4,501
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,233,672	$19,512,400

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on July 15, 2024 (“2023 Form 10-K”).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

There is no change in the accounting policies for the six months ended September 30, 2024.

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

4. DISPOSITION OF SUBSIDIARIES

The Company disposed of its subsidiary Shantou Yi Bai Yi Garment Co., Ltd, a PRC Company (“YBY”), a manufacturing company in garment manufacturing segment at end of August 2024 to the local management of YBY. After disposition, YBY became third party to the Company. The Company will not have any businesses with YBY. The Company will carry on the garment manufacturing segment business through other subsidiaries. The disposition of YBY did not qualify as discontinued operations.

Financial position of the entities at disposal date and gain or loss on disposal:

Garment Manufacturing Segment

Financial position of YBY	August 31, 2024, date of disposal
Current assets	$1,165,329
Noncurrent assets	134
Current liabilities	(863,205)
Net assets	$302,258

The consideration was Nil, with the reversal of related foreign currency translation reserve brought forward, resulting in a loss of $334,135 recognized on the disposal.

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY, ceased to be related party at August 31, 2024 when YBY was disposed.
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances as of September 30, 2024 and March 31, 2024:

Amount due from related party	September 30, 2024	March 31, 2024
Zhida Hong (1)	$2,847,417	$2,154,759
Bihua Yang (2)	992,737	858,133
	$3,840,154	$3,012,892

Related party borrowings	September 30, 2024	March 31, 2024
Hongye Financial Consulting (Shenzhen) Co., Ltd.	40,527	170,967
Dewu Huang (3)	-	864,599
Jinlong Huang	137,223	111,179
	$177,750	$1,146,745

(1)	The increase of related party debt from Hong Zhida was short term loan to Hong Zhida, which is interest free and to be repaid in one year.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During the quarter ended September 30, 2024, the Company provided a short term loan of approximately $0.31 million to Yang Bihua and received repayment of approximately $0.3 million from him.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease is because YBY was disposed of in August 2024.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	September 30, 2024	March 31, 2024

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. During the quarter ended September 30, 2024, the Company received interest payment of $545,000. As of September 30, and March 31, 2024, the coupon receivable was $330,000 and $437,500. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Hong Zhida.

7. INVENTORIES

Inventories consist of the following as of September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
Raw materials	$9,939	$20,947
Work in progress	6,836	-
Finished goods	174,933	42,558
Total inventories	$191,708	$63,505

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of September 30 and March 31, 2024:

	September 30, 2024	March 31, 2024
Prepayment	29,091	34,693
Deposit	755,345	741,465
Receivable of consideration on disposal of subsidiaries	-	152,882
Receivable of interest income from debt security	330,000	437,500
Other receivables	553,378	556,456
	$1,667,814	$1,922,996

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30 and March 31, 2024:

	September 30, 2024	March 31, 2024
Production plant	$106,809	$105,738
Motor vehicles	846,852	1,047,121
Office equipment	53,997	52,486
	1,007,659	1,205,345
Less: accumulated depreciation	(515,953)	(636,491)
Plant and equipment, net	$491,706	$568,854

Depreciation expense for the three and six months ended September 30, 2024 and 2023 was $26,942 and $23,019, $75,919 and $57,002, respectively.

11. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will expire in August 2025.

12. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2024, the Company has borrowed $134,545 (RMB944,255) (March 31, 2024: $130,779) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,268,118 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. The first drawdown was in October 2023. Before that, the company did not exercise the agreement. As of September 30, 2024, the Company has borrowed $163,862 (RMB1,150,000) (March 31, 2024: $110,799) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will be expired on February 1, 2026.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $68,800 (RMB500,000) for daily operations. As of September 30, 2024, the Company has borrowed $44,527 (RMB312,500) (March 31, 2024: $60,593) under this line of credit with annual interest rate of 16.2%. The loan facility will be expired on December 26, 2025.

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $137,602 (RMB1,000,000) for daily operations. As of September 30, 2024, the Company has borrowed $122,133 (RMB857,143) (March 31, 2024: $138,500) under this line of credit with annual interest rate of 8.244%. The loan facility will expire on March 22, 2026.

13. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It is a wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2024 and 2023.

YX, our wholly owned subsidiary, was incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended September 30, 2024 and 2023.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2024 and 2023. The preferential tax rate will be expired at end of year 2024 and the EIT rate will be 25% from year 2025.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2024 and 2023.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	(180,118)	341,409	(485,275)	(340,456)
Temporary differences	(30,436)	(30,918)	(6,245)	(24,768)
Permanent difference	(78,809)	(75,814)	(46,196)	6,312
Changes in valuation allowance	290,425	(231,440)	539,262	363,413
Income tax expense	$1,062	$3,237	1,546	4,501

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

14. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
Revenues from external customers	2024	2023	2024	2023
Garments manufacturing segment	148,470	91,218	235,072	145,091
Logistics services segment	964,429	1,186,033	1,450,936	2,184,666
Property management and subleasing	228,579	58,063	506,503	58,063
Total of reportable segments and consolidated revenue	$1,341,478	$1,335,314	$2,192,511	$2,387,820

Intersegment revenue
Garments manufacturing segment	-	-	-	-

Loss from operations by segment for the three and six ended September 30, 2024 and 2023 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Garments manufacturing segment	1,622	(18,988)	(62,023)	(41,143)
Logistics services segment	229,558	172,295	250,437	174,229
Property management and subleasing	(201,865)	(13,360)	(406,298)	(13,360)
Total of reportable segments	$29,315	$139,947	$(217,884)	$119,726
Corporate and other	(274,381)	(444,879)	(532,198)	(685,607)
Total consolidated income (loss) from operations	(245,066)	(304,932)	(750,082)	(565,881)

Total assets by segment as of September 30 and March 31, 2024 are as follows:

Total assets	September 30, 2024	March 31, 2024
Garment manufacturing segment	$249,407	$1,357,761
Logistics services segment	3,277,551	3,231,492
Property management and subleasing	20,249,178	20,931,431
Total of reportable segments	23,776,136	25,520,684
Corporate and other	26,855,826	26,818,064
Consolidated total assets	$50,631,962	$52,338,748

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Revenues
China	1,341,478	1,335,314	2,192,511	2,387,820

	September 30, 2024	March 31, 2024
Long-Lived Assets
China	22,343,368	23,157,356

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of September 30, 2024, the balance of the Warrant was approximately $0.3 million (March 31, 2024: $0.25 million).

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of September 30, 2024, the fair value of the conversion option was $0.6 million (March 31, 2024: $0.04 million).

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

In July 2024, the Company entered into agreement with the holder of the convertible notes to extend the maturity date to July 4, 2025. Other than the extension of the maturity date, there is no other amendment to the original note. The original note continued in full force and effect.

The Company’s convertible notes obligations were as the following for the three and six months ended September 30, 2024 and 2023:

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Carrying value – beginning balance	$3,518,999	$8,510,226	$2,684,697	$11,219,519
Converted to ordinary shares	(82,642)	(813,366)	(82,642)	(3,695,810)
Redemption	-	(5,687,056)	-	(5,687,056)
Amortization of debt discount	-	423,215	682,648	1,337,412
Deferred debt discount and cost of issuance	(264,186)	(20,645)	(263,925)	(1,138,313)
Interest charge	44,187	170,950	195,580	547,572
Carrying value – ending balance	$3,216,358	$2,583,324	$3,216,358	$2,583,324

During the three and six months ended September 30, 2024, approximately $82,642 of the convertible note was converted into approximately 132,994 ordinary shares, with average effective conversion price of $0.6214 per share. During the three and six months ended September 30, 2023, approximately $0.8 million and $3.7 million of the convertible notes was converted into approximately 0.4 and 3.1 million ordinary shares, with average effective conversion price of $2.264 and $3.1442 per share.

The Company’s derivative liabilities were as the following for the three and six months ended September 30, 2024 and 2023:

	Three months ended				Six months ended
	September 30,				September 30,
	2024		2023		2024		2023
Derivative liabilities –Warrants	$		$		$		$
Beginning balance		117,440		2,818,563		251,657		2,013,261
Marked to the market		184,549		(2,550,128)		50,332		(1,744,826)
Ending fair value		301,989		268,435		301,989		268,435

Derivative liabilities – Embedded conversion feature
Beginning balance		36,036		1,763,997		36,298		277,222
Converted to ordinary shares		(1,330)		(339,999)		(1,330)		(453,594)
Remeasurement on change of convertible price		264,186		20,645		263,925		1,138,314
Redemption		-		(1,115,627)		-		(1,115,627)
Marked to the market		347,065		(304,467)		347,064		178,234
Ending fair value		645,957		24,549		645,957		24,549

Total Derivative fair value at end of period		$947,946		$292,984		$947,946		$292,984

16. LEASE

As a lessee

Right-of-use asset and lease liabilities

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2024, with discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease and property management services business for 16 years with an option to extend the lease.

The following table summarizes the components of lease expense:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Operating lease cost	265,894	31,363	524,976	74,801
Short-term lease cost	32,408	34,493	68,871	58,050
	$298,302	$65,856	$593,847	$132,851

The following table summarizes supplemental information related to leases:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$298,302	$65,856	593,847	132,851
Right-of-use assets obtained in exchange for new operating leases liabilities	1,096,683	19,511,181	1,233,672	19,512,400
Weighted average remaining lease term - Operating leases (years)	13.9	14.9	13.9	14.9
Weighted average discount rate - Operating leases	4.90%	4.90%	4.90%	4.90%

The following table summarizes the maturity of operating lease liabilities:

Years ending September 30	Lease cost
2025	$1,120,463
2026	1,023,446
2027	1,023,446
2028	2,029,793
2029 and there after	24,796,599
Total lease payments	29,993,747
Less: Interest	(9,699,440)
Total	$20,294,307

As a lessor

The Company subleased its leased commercial building by entering into operating leases to third party garment wholesalers and retailers. These leases are negotiated for terms ranging from one to five years. All leases include the term to enable upward revision of the rental charge on an annual basis according to prevailing market conditions.

Rental income from subleasing is disclosed in Note 14 segment data.

The future minimum rental receivable under non-cancellable operating leases contracted for the reporting period are as follows:

Years ending September 30	Lease income
2025	$216,211
2026	286,740
2027	334,559
2028	89,745
2029 and there after	-
Total	$927,255

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

There are 6,043,769 and 5,383,769 ordinary shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.02 and 7.22 as of September 30, 2024 and March 31, 2024, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.16 and 7.004, 7.20 and 7.12 for the three and six months ended September 30, 2024 and 2023, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of September 30, 2024 and March 31, 2024.

Garment manufacturing segment

	September 30, 2024	March 31, 2024
Customer A	65.2%	Nil	%
Customer B	34.8%	3.3%

The high concentration as of September 30, 2024 was mainly due to business development of a large distributor of garments.

Logistics services segment

	September 30, 2024	March 31, 2024
Customer A	19.7%	13.9%
Customer B	19.4%	8.2%
Customer C	14.7%	21.6%
Customer D	6.9%	9.9%
Customer E	5.5%	2.5%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for September 30, and March 31, 2024.

Concentration on customers

For the three months ended September 30, 2024, two customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 31.4% of total revenue of the Company for the three months. For the six months ended September 30, 2024, two customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 28.1% of total revenue of the Company for the six months.

For the three months ended September 30, 2023, one customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 11.0% of total revenue of the Company for the three months. For the six months ended September 30, 2023, two customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 23.9% of total revenue of the Company for the six months.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segments for the three months ended September 30, 2024 and 2023.

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Garment manufacturing segment	60.6%	Nil %	41.8%	Nil %
Logistics services segment	100%	100.0%	100%	100.0%
Property management and subleasing	100.0%	100.0%	100.0%	100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2024, the total outstanding borrowings amounted to $465,067 (RMB3,263,898) with various interest rate from 4.34% to 16.2% p.a. (Note 12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2024 and 2023 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (ix) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), (x) Dongguan Au Te Si Garments Co., Ltd., a PRC company (“AOT”), (xi) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vi) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (vii) Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd, a PRC company (“ZHJ”), and (viii) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (ix) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesaler located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”), Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd (“ZHJ”), and Dongguan Aotesi Garments Co., Ltd., (“AOT”), which are located in the Guangdong province, China.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of September 30, 2024, we provide logistics services to over 44 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit for the remainder of 2024.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. The Company conduct the business through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Results of Operations for the three months ended September 30, 2024 and 2023

The following table summarize our results of operations for the three months ended September 30, 2024 and 2023. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Changes in 2024
	2024		2023		compared to 2023
	(In U.S. dollars, except for percentages)
Revenue	$1,341,478	100.0%	$1,335,314	100%	$6,164	0.5%
Cost of revenues	(1,012,837)	(75.5)%	(932,427)	(69.8)%	(80,410)	8.6%
Gross profit	328,641	24.5%	402,887	30.2%	(74,246)	(18.4)%
Operating expenses	(573,707)	(42.8)%	(707,819)	(53.0)%	134,112	(18.9)%
Loss from operations	(245,066)	(18.3)%	(304,932)	(22.8)%	59,866	(19.6)%
Other income, net	113,913	8.5%	(581,900)	(43.6%	695,813	(119.6)%
Fair value gain or loss	(531,614)	(39.6)%	2,854,595	213.8	(3,386,209)	(118.6)%
Net finance cost	(57,703)	(4.3)%	(602,126)	(45.1)%	544,423	(90.4)%
Income tax expense	(1,062)	(0.1)%	(3,237)	(0.2)%	2,175	(67.2)%
Net loss	$(721,532)	(53.8)%	$1,362,400	102.0)%	$(2,083,932)	(153.0)%

Revenue

Total revenue for the three months ended September 30, 2024 was nearly the same as compared with the three months ended September 30, 2023.

Revenue generated from our garment manufacturing business contributed approximately $0.1 million, or 11.1%, of our total revenue for the three months ended September 30, 2024. Revenue generated from garment manufacturing business contributed approximately $0.1 million or 6.8% of our total revenue for the three months ended September 30, 2023, respectively. The low level of sales was mainly due to factory facilities renewal and repairs, and the remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the fiscal year ending 2025.

Revenue generated from our logistics services business contributed approximately $1.0 million, or 71.9%, of our total revenue for the three months ended September 30, 2024. Revenue generated from our logistic business contributed approximately $1.2 million or 88.8% of our total revenue for the three months ended September 30, 2023.

Revenue generated from our property management and subleasing business was 0.2 million, or 17.0%, of our total revenue for the three months ended September 30, 2024. The revenue from this business segment was $0.06 million or 4.3% of our total revenue for the three months ended September 30, 2023.

Cost of revenue

	Three months ended September 30,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$148,470	100.0%	$91,218	100%	$57,252	62.8%
Raw materials	87,273	58.8%	26,377	28.9%	60,896	230.9%
Labor	36,428	24.5%	46,404	50.9%	(9,976)	(21.5)%
Other and Overhead	7,094	4.8%	2,670	2.9%	4,424	165.7%
Total cost of revenue for garment manufacturing	130,795	88.1%	75,451	82.7%	55,344	73.4%
Gross profit for garment manufacturing	17,675	11.9%	15,767	17.3%	1,908	12.1%

Net revenue for logistics services	964,429	100.0%	1,186,033	100.0%	(221,604)	(18.7)%
Fuel, toll and other cost of logistics services	511,023	53.0%	513,789	43.3%	(2,766)	(0.5)%
Subcontracting fees		-%	338,577	28.6%	(338,577)	(100.0)%
Total cost of revenue for logistics services	511,023	53.0%	852,366	71.9%	(341,343)	(40.0)%
Gross Profit for logistics services	453,406	47.0%	333,667	28.1%	119,739	35.9%

Net revenue for property management and subleasing	228,579	100.0%	58,063	100.0%	170,516	293.7
Total cost of revenue for property management and subleasing	371,019	162.3%	4,610	7.9%	366,409	7,948.1
Gross Profit for property management and subleasing	(142,440)	(62.3)%	53,453	92.1%	(195,893)	(366.5)%

Total cost of revenue	$1,012,837	75.5%	$932,427	69.8%	$80,410	8.6%
Gross profit	$328,641	24.5%	$402,887	30.2%	$(74,246)	(18.4)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 58.8% of our total garment manufacturing business revenue for the three months ended September 30, 2024, as compared with 28.9% for the three months ended September 30, 2023. The increase in percentage was mainly due to increased orders received.

Labor costs for our garment manufacturing business was approximately 24.5% of our total garment manufacturing business revenue for the three months ended September 30, 2024, as compared with 50.9% for the three months ended September 30, 2023. We maintained a sustainable level in wages, the decrease in portion of labor cost was mainly due to the increased in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 4.8% of our total garment business revenue for the three months ended September 30, 2024, as compared with 2.9% of total garment business revenue for the three months ended September 30, 2023.

For our logistic business, we outsourced some of the business to our contractors. We relied on a few subcontractors, of which the subcontracting fees to our largest contractor represented approximately nil% and 35.1% of total cost of revenues for our service segment for the three months ended September 30, 2024 and 2023, respectively. The decrease was attributed to an increase in usage of our own logistics as compared to the subcontractor. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the three months ended September 30, 2024 were approximately $0.5 million as compared with $0.5 million for the three months ended September 30, 2023. Fuel, toll and other costs for our service business accounted for approximately 53.0% of our total service revenue for the three months ended September 30, 2024, as compared with 43.3% for the three months ended September 30, 2023. The increase was primarily attributable to a decrease of usage of subcontractors during the quarter.

Subcontracting fees for our service business for the three months ended September 30, 2024 decreased approximately 100.0% to $nil from $0.3 million for the three months ended September 30, 2023. Subcontracting fees accounted for nil% and 28.6% of our total service business revenue in the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease of usage of subcontractors during the quarter.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the three months ended September 30, 2024 was $371,019, approximately 162.3% of our total property management and subleasing business revenue, as compared with $4,610, or 7.9% of the total property management and subleasing business revenue for the three months ended September 30, 2023.

Gross profit

Garment manufacturing business gross profit for the three months ended September 30, 2024 was $17,679, as compared with $15,767 for the three months ended September 30, 2023. Gross profit accounted for 11.9% of our total garment manufacturing business revenue for the three months ended September 30, 2024, as compared to 17.3% for the three months ended September 30, 2023. The decrease of gross profit ratio was mainly due to the increased raw material costs.

Gross profit in our logistics services business for the three months ended September 30, 2024 was approximately $453,406 and gross margin was 47.0%. Gross profit in our logistics services business for the three months ended September 30, 2023 was approximately $333,667 and gross margin was 28.1%. The increase of gross profit ratio was mainly because the Company re-allocated the orders received and reduced fuel cost.

Gross loss in our property management and subleasing business for the three months ended September 30, 2024 was $142,440. Gross profit was $53,453 for the three months ended September 30, 2023. Gross loss accounted for (62.3)% of our total property management and subleasing business revenue for the three months ended September 30, 2024, as compared to 92.1% for the three months ended September 30, 2023. The decrease of gross profit ratio was mainly because the property management and subleasing business are still in preliminary stage.

	Three months ended September 30,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Gross profit	$328,641	100%	$402,887	100%	(74,246)	(18.4)%
Operating expenses:
Selling expenses	(22,351)	(6.8)%	(37,212)	(9.2)%	14,861	(39.9)%
General and administrative expenses	(551,356)	(167.8)%	(670,607)	(166.5)%	119,251	(17.8)%
Total	$(573,707)	(174.6)%	$(707,819)	(175.7)%	134,112	(18.9)%
(Loss) Income from operations	$(245,066)	(74.6)%	$(304,932)	(75.7)%	59,866	(19.6)%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the three months ended September 30, 2024 and 2023 was approximately $13,400 and nil, respectively. The selling expenses for property management and subleasing business for the three months ended September 30, 2024 and 2023 was approximately $8,952 and $37,200, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended September 30, 2024 and 2023 was approximately $2,653 and $34,400, respectively. Our general and administrative expenses in our logistics services segment for the three months ended September 30, 2024 and 2023 was approximately $223,375 and $160,700, respectively. The general and administrative expenses in our property management and subleasing business was approximately $50,473 and nil for the three months ended September 30, 2024 and 2023, respectively. Our general and administrative expenses in our corporate office for the three months ended September 30, 2024 and 2023 was approximately $274,855 and $475,600, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended September 30, 2024 decreased by approximately 4.2% to $1.1 million from $1.2 million for the three months ended September 30, 2023.

Loss from operations

Loss from operations for the three months ended September 30, 2024 and 2023 was approximately $245,066 and $304,932, respectively. Income from operations of approximately $1,622 and loss from operation of $19,000 for the three months ended September 30, 2024 and 2023, respectively, which was attributed from our garment manufacturing segment. Income from operations of approximately $229,558 and $172,300 was attributed from our logistics services segment for the three months ended September 30, 2024 and 2023, respectively. Loss from operations of approximately $201,865 and $13,400for the three months ended September 30, 2024 and 2023, respectively, which was attributed from our property management and subleasing business. We incurred expenses from operations in corporate office of approximately $274,381 and $444,900 for the three months ended September 30, 2024 and 2023, respectively.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2024 and 2023 was approximately $1,062 and $3,237, respectively. Yingxi primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2024 and 2023.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended September 30, 2024 and 2023.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2024. The preferential tax rates will be expired at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2024 and 2023.

Net Loss

We incurred net loss of approximately $0.7 million and net income of $1.4 million for the three months ended September 30, 2024 and 2023, respectively. Our basic and diluted earnings per share were ($0.13) and $0.837 for the three months ended September 30, 2024 and 2023, respectively.

Results of Operations for the six months ended September 30, 2024 and 2023

The following table summarize our results of operations for the six months ended September 30, 2024 and 2023. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended September 30,				Changes in 2024
	2024		2023		compared to 2023
	(In U.S. dollars, except for percentages)
Revenue	$2,192,511	100.0%	$2,387,820	100%	$(195,309)	(8.2)%
Cost of revenues	(1,661,275)	(75.8)%	(1,748,024)	(73.2)%	86,749	(5.0)%
Gross profit	531,236	24.2%	639,796	26.8%	(108,560)	(17.0)%
Operating expenses	(1,281,318)	(58.4)%	(1,205,677)	(50.5)%	(75,641)	6.3%
Loss from operations	(750,082)	(34.2)%	(565,881)	(23.7)%	(184,201)	32.6%
Other income, net	111,399	5.1%	(469,414)	(19.7)%	580,813	(123.7)%
Fair value gain or loss	(397,397)	(18.1)%	1,566,592	65.6%	(1,963,988)	(125.4)%
Net finance cost	(905,018)	(41.3)%	(1,893,117)	(79.3)%	988,099	(52.2)%
Income tax expense	(1,546)	(0.1)%	(4,501)	(0.2)%	2,955	(65.7)%
Net loss	$(1,942,643)	(88.6)%	$(1,366,321)	(57.2)%	$(576,322)	42.2%

Revenue

Total revenue for the six months ended September 30, 2024 decreased by approximately $0.2 million, or 8.2%, as compared with the six months ended September 30, 2023. The decrease was mainly due to the decrease of $0.7 million in logistics services, increase of $0.1 million in garment manufacturing business and increase of $0.4 million in property management and subleasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.2 million, or 10.7%, of our total revenue for the six months ended September 30, 2024. Revenue generated from garment manufacturing business contributed approximately $0.1 million or 6.1% of our total revenue for the six months ended September 30, 2023, respectively. The low level of sales was mainly due to factory facilities renewal and repairs, and the remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the fiscal year ending 2025.

Revenue generated from our logistics services business contributed approximately $1.5 million, or 66.2%, of our total revenue for the six months ended September 30, 2024. Revenue generated from our logistic business contributed approximately $2.2 million or 91.5% of our total revenue for the six months ended September 30, 2023.

Revenue generated from our property management and subleasing business was 0.5 million, or 23.1%, of our total revenue for the six months ended September 30, 2024. The revenue from this business segment was $0.06 million for the six months ended September 30, 2023.

Cost of revenue

	Six months ended September 30,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$235,072	100.0%	$145,091	100.0%	$89,981	62.0%
Raw materials	124,959	53.2%	25,950	17.9%	99,009	381.5%
Labor	54,524	23.2%	93,140	64.2%	(38,616)	(41.5)%
Other and Overhead	10,648	4.5%	2,681	1.8%	7,967	297.2%
Total cost of revenue for garment manufacturing	190,131	80.9%	121,771	83.9%	68,360	56.1%
Gross profit for garment manufacturing	44,941	19.1%	23,320	16.1%	21,621	92.7%

Net revenue for logistics services	1,450,936	100.0%	2,184,666	100.0%	(733,730)	(33.6)%
Fuel, toll and other cost of logistics services	760,319	52.4%	1,001,219	45.8%	(240,900)	(24.1)%
Subcontracting fees	-	-%	620,424	28.4%	(620,424)	(100.0)%
Total cost of revenue for logistics services	760,319	52.4%	1,621,643	74.2%	(861,324)	(53.1)%
Gross Profit for logistics services	690,617	47.6%	563,023	25.8%	127,594	22.7%

Net revenue for property management and subleasing	506,503	100.0%	58,063	100.0%	448,440	772.3
Total cost of revenue for property management and subleasing	710,825	140.3)%	4,610	7.9%	706,215	15,319.2
Gross Profit for property management and subleasing	(204,322)	(40.3)%	53,453	92.1%	(257,775)	(482.2)%

Total cost of revenue	$1,661,275	75.8%	$1,748,024	73.2%	$(86,749)	(5.0)%
Gross profit	$531,236	24.2%	$639,796	26.8%	$(108,560)	(17.0)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 53.2% of our total garment manufacturing business revenue for the six months ended September 30, 2024, as compared with 17.9% for the six months ended September 30, 2023. The increase in percentage was mainly due to the increased order received.

Labor costs for our garment manufacturing business was approximately 23.2% of our total garment manufacturing business revenue for the six months ended September 30, 2024, as compared with 64.2% for the six months ended September 30, 2023. We maintained a sustainable level in wages, the decrease in portion of labor cost was mainly due to the increased in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 4.5% of our total garment business revenue for the six months ended September 30, 2024, as compared with 1.8% of total garment business revenue for the six months ended September 30, 2023.

For our logistic business, we outsourced some of the business to our contractors. We relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately nil% and 36.1% of total cost of revenues for our service segment for the six months ended September 30, 2024 and 2023, respectively. The decrease was attributed to an increase in usage of our own logistics as compared to the subcontractor. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the six months ended September 30, 2024 were approximately $0.8 million as compared with $1.0 million for the six months ended September 30, 2023. Fuel, toll and other costs for our service business accounted for approximately 52.4% of our total service revenue for the six months ended September 30, 2024, as compared with 45.8% for the six months ended September 30, 2023. The increase was primarily attributable to a decrease of usage of subcontractors during the quarter.

Subcontracting fees for our service business for the six months ended September 30, 2024 decreased approximately 100.0% to $nil from $0.6 million for the six months ended September 30, 2023. Subcontracting fees accounted for nil% and 28.4% of our total service business revenue in the six months ended September 30, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease of usage of subcontractors during the quarter.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the six months ended September 30, 2024 was $0.7 million, approximately 140.3% of our total property management and subleasing business revenue, as compared with $$4,610 for the six months ended September 30, 2023.

Gross profit

Garment manufacturing business gross profit for the six months ended September 30, 2024 was $44,942, as compared with $23,300 for the six months ended September 30, 2023. Gross profit accounted for 19.1% of our total garment manufacturing business revenue for the six months ended September 30, 2024, as compared to 16.1% for the six months ended September 30, 2023. The increase of gross profit ratio was mainly due to increased sales.

Gross profit in our logistics services business for the six months ended September 30, 2024 was approximately $690,617 and gross margin was 47.6%. Gross profit in our logistics services business for the six months ended September 30, 2023 was approximately $563,000 and gross margin was 25.8%. The increase of gross profit ratio was mainly because the Company re-allocated the orders received and reduced fuel cost.

Gross loss in our property management and subleasing business for the six months ended September 30, 2024 was $204,323. Gross profit was $53,500 for the six months ended September 30, 2023. Gross loss accounted for (40.3)% of our total property management and subleasing business revenue for the six months ended September 30, 2024, as compared to gross profit of 16.7% for the six months ended September 30, 2023. The decrease of gross profit ratio was mainly because the property management and subleasing business are still in preliminary stage.

	Six months ended September 30,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Gross profit	$531,236	100%	$639,796	100%	(108,560)	(17.0)%
Operating expenses:
Selling expenses	(161,711)	(30.4)%	(37,212)	(5.8)%	(124,499)	334.6%
General and administrative expenses	(1,119,607)	(210.8)%	(1,168,465)	(182.6)%	48,858	(4.2)%
Total	$(1,281,318)	(241.2)%	$(1,205,677)	(188.4)%	(75,641)	6.3%
(Loss) Income from operations	$(750,082)	(141.2)%	$(565,881)	(88.4)%	(184,201)	32.6%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the six months ended September 30, 2024 and 2023 was approximately $96,002 and nil, respectively. The selling expenses for property management and subleasing business for the six months ended September 30, 2024 and 2023 was approximately $65,709 and $37,200, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the six months ended September 30, 2024 and 2023 was approximately $10,963 and $64,100, respectively. Our general and administrative expenses in our logistics services segment for the six months ended September 30, 2024 and 2023 was approximately $439,625 and $388,100, respectively. The general and administrative expenses in our property management and subleasing business was approximately $136,266 and nil for the six months ended September 30, 2024 and 2023, respectively. Our general and administrative expenses in our corporate office for the six months ended September 30, 2024 and 2023 was approximately $532,753 and $716,300, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2024 decreased by approximately 4.2% to $1.1 million from $1.2 million for the six months ended September 30, 2023.

Loss from operations

Loss from operations for the six months ended September 30, 2024 and 2023 was approximately $750,082 and $565,881, respectively. Loss from operations of approximately $62,023 and $41,100 for the six months ended September 30, 2024 and 2023, respectively, which was attributed from our garment manufacturing segment. Income from operations of approximately $250,437 and $174,200 was attributed from our logistics services segment for the six months ended September 30, 2024 and 2023, respectively. Loss from operations of approximately $406,298 and $13,400 for the six months ended September 30, 2024 and 2023, respectively, which was attributed from our property management and subleasing business. We incurred expenses from operations in corporate office of approximately $532,198 and $685,600 for the six months ended September 30, 2024 and 2023, respectively.

Income Tax Expenses

Income tax expense for the six months ended September 30, 2024 and 2023 was approximately $1,546 and $4,501, respectively. Yingxi primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2024 and 2023.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the six months ended September 30, 2024 and 2023.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2024. The preferential tax rates will be expired at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the six months ended September 30, 2024 and 2023.

Net Loss

We incurred net loss of approximately $1.9 million and $1.4 million for the six months ended September 30, 2024 and 2023, respectively. Our basic and diluted earnings per share were ($0.36) and ($0.37) for the six months ended September 30, 2024 and 2023, respectively.

Summary of cash flows

Summary cash flows information for the three months ended September 30, 2024 and 2023 is as follow:

	Six months ended September 30,
	2024	2023
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$528,998	$(1,579,486)
Net cash used in investing activities	(115,651)	(5,274)
Net cash (used in) provided by financing activities	$(415,566)	$2,698,435

Net cash provided by operating activities in the six months ended September 30, 2024 was approximately $0.5 million as compared to net cash used in operating activities of $1.6 million in the six months ended September 30, 2023, which was approximately $2.1 million more than that of the six months ended September 30, 2023. The increase was mainly due to (i) net loss adjusted to operating cash flow for the six months ended September 30, 2024 was $0.8 million less than that of the six months ended September 30, 2023; (ii) the movement of operating assets and liabilities of the three months ended September 30, 2024 resulted in cash inflow of approximately $0.1 million, which was $1.2 million more than that of 2023;.

Net cash used in investing activities for the six months ended September 30, 2024 was approximately $0.1 million, which was mainly due to purchase of property, plant and equipment.

Net cash used in financing activities for the three months ended September 30, 2024 was approximately $0.4 million as compared to $1.0 million in the three months ended September 30, 2023, which was approximately $2.7 million net cash provided by financing activities in the six months ended September 30, 2023. In the six months ended September 30, 2024, the Company received proceeds of $0.7 million from a private placement and paid $1.0 million cash advance to related parties, while the Company had release of restricted cash of $3.85 million in the six months ended September 30, 2023.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, we had cash on hand of approximately $0.8 million, total current assets of approximately $28.3 million and current liabilities of approximately $2.5 million. We currently finance our operations from revenue, fund raising from public offering and private placement proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional debt or equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2024, the market foreign exchange rate was RMB 7.02 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the six months ended September 30, 2024 and 2023 was approximately $(0.05) million and $0.09 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: November 14, 2024	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

