Form 10-Q
period 2024-12-31
ADDENTAX GROUP CORP.
filed 2025-02-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

As of, February 14, 2025, there were 6,043,769 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three and nine months ended December 31, 2024 and 2023

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	December 31, 2024	March 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$480,082	$816,186
Restricted cash	2,750,000	2,750,000
Accounts receivables, net	1,055,476	2,106,451
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	169,518	63,505
Prepayments and other receivables	1,267,623	1,922,996
Advances to suppliers	338,147	1,009,362
Amount due from related party	4,194,557	3,012,892
Total current assets	27,755,403	29,181,392

NON-CURRENT ASSETS
Plant and equipment, net	406,393	568,854
Operating lease right of use asset	18,635,215	19,796,564
Long-term prepayments	269,915	291,938
Long-term receivables	2,500,000	2,500,000
Total non-current assets	21,811,523	23,157,356
TOTAL ASSETS	$49,566,926	$52,338,748

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$617,656	$440,671
Accounts payable	44,717	359,488
Amount due to related parties	162,105	1,146,745
Advances from customers	298,152	202,567
Accrued expenses and other payables	1,151,188	1,372,962
Operating lease liability current portion	938,039	1,059,497
Total current liabilities	3,211,857	4,581,930

NON-CURRENT LIABILITIES
Convertible debts	2,797,143	2,684,697
Derivative liabilities	1,478,424	287,955
Operating lease liability	18,267,479	18,737,066
Total non-current liabilities	22,543,046	21,709,718
TOTAL LIABILITIES	$25,754,903	$26,291,648

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 6,043,769 and 5,383,769 shares issued and outstanding at December 31 and March 31, 2024, respectively)	$6,044	$5,384
Additional paid-in capital	35,240,981	34,510,869
Accumulated Deficit	(11,598,216)	(8,569,190)
Statutory reserve	37,682	37,020
Accumulated other comprehensive loss	125,532	63,017
Total equity	23,812,023	26,047,100
TOTAL LIABILITIES AND EQUITY	$49,566,926	$52,338,748

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

REVENUES	$1,059,362	$1,468,496	$3,251,873	$3,856,316

COST OF REVENUES	(976,543)	(1,306,169)	(2,637,818)	(3,054,193)

GROSS PROFIT	82,819	162,327	614,055	802,123

OPERATING EXPENSES
Selling and marketing	(111,946)	(95,321)	(273,657)	(132,533)
General and administrative	(351,927)	(516,598)	(1,471,534)	(1,685,063)
Total operating expenses	(463,873)	(611,919)	(1,745,191)	(1,817,596)

INCOME (LOSS) FROM OPERATIONS	(381,054)	(449,592)	(1,131,136)	(1,015,473)

Fair value gain or loss	(648,051)	(1,738,593)	(1,045,448)	(172,001)
Interest income	311	1,712	1,021	5,129
Interest expenses	(124,998)	(529,530)	(1,030,725)	(2,426,064)
Other income, net	71,187	111,566	182,586	(357,848)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,082,605)	(2,604,437)	(3,023,702)	(3,966,257)

INCOME TAX EXPENSE	(3,116)	(3,225)	(4,662)	(7,726)

NET (LOSS) INCOME	(1,085,721)	(2,607,662)	(3,028,364)	(3,973,983)
Foreign currency translation gain	107,565	(41,266)	62,515	48,486
TOTAL COMPREHENSIVE INCOME (LOSS)	$(978,156)	$(2,648,928)	$(2,965,849)	$(3,925,497)

EARNINGS PER SHARE
Basic and diluted	(0.19)	(0.66)	(0.53)	(1.00)
Weighted average number of shares outstanding – Basic and diluted	5,750,523	3,980,714	5,750,523	3,980,714

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

				Retained earnings		Accumulated
			Additional	(accumulated deficit)		other
	Common Stock		paid-in		Statutory	comprehensive	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	Equity
BALANCE AT OCTOBER 1, 2023	4,494,979	$4,495	$33,558,928	$(6,817,530)	$28,457	$70,279	$26,844,629
Additional paid-in capital from conversion of convertible debts	-	-	48,021	-	-	-	48,021
Appropriation to Statutory Reserves	-	-	-	(8,570)	8,570	-	-
Foreign currency translation	-	-	-	-	-	(41,266)	(41,266)
Net income for the period	-	-	-	(2,607,662)	-	-	(2,607,662)
BALANCE AT DECEMBER 31, 2023	4,494,979	$4,495	$33,606,949	$(9,433,762)	$37,027	$29,013	$24,243,722

BALANCE AT OCTOBER 1, 2024	6,043,769	$6,044	$35,240,981	$(10,511,833)	$37,020	$17,967	$24,790,179
Appropriation to Statutory Reserves	-	-	-	(626)	626	-	-
Foreign currency translation	-	-	-	-	-	107,565)	107,565
Net income for the period	-	-	-	(1,085,721)	-	-	(1,085,721)
BALANCE AT DECEMBER 31, 2024	6,043,769	$6,044	$35,240,981	$(11,598,216)	$37,682	$125,532	$23,812,023

BALANCE AT APRIL 1, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794
Issuance of new shares before reversed split	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656	-	-	-	-
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Issuance of new shares after reversed split	755,398	755	(755)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	4,047,425	-	-	-	4,047,425
Appropriation to Statutory Reserves	-	-	-	(8,570)	8,570	-	-
Foreign currency translation	-	-	-	-	-	48,486	48,486
Net income for the period	-	-	-	(3,973,983)	-	-	(3,973,983)
BALANCE AT DECEMBER 31, 2023	4,494,979	$4,495	$33,606,949	$(9,433,762)	$37,027	$29,013	$24,243,722

BALANCE AT APRIL 1, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100

Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Appropriation to Statutory Reserves	-	-	-	(662)	662	-	-
Foreign currency translation	-	-	-	-	-	62,515	62,515
Net income for the period	-	-	-	(3,028,364)	-	-	(3,028,364)
BALANCE AT DECEMBER 31, 2024	6,043,769	$6,044	$35,240,981	$(11,598,216)	$37,682	$125,532	$23,812,023

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended December 31
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,028,364)	$(3,973,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,258,591	664,646
Non-cash financial cost	989,930	2,402,972
Investment income	(330,000)	(218,750)
Fair value gain or loss	1,045,448	172,001
Loss on debts extinguishment	(103,785)	697,318
Gain on bargain purchase	-	(975)
Loss from sale of property and equipment	73,430	-
Loss on disposal of subsidiary	334,135	-
Changes in operating assets and liabilities
Accounts receivable	641,574	(323,576)
Inventories	(114,872)	(18,872)
Advances to suppliers	(67,419)	(726,948)
Other receivables	1,000,232	(95,924)
Accounts payables	(314,771)	198,683
Accrued expenses and other payables	(677,335)	(402,381)
Advances from customers	95,585	103,987
Net cash provided by (used in) operating activities	$802,379	$(1,521,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(145,520)	(135,299)
Cash from acquired investee	-	226,162
Cash decreased in disposal of subsidiary	(8,219)	-
Net cash used in investing activities	$(153,739)	$90,863

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	908,290	176,127
Repayment of bank borrowings	(726,524)	-
Proceeds from related party borrowings	167,783	2,648,014
Repayment of related party borrowings	(298,772)	(5,341,671)
Cash advance to related parties	(3,549,135)	-
Repayment from related parties	2,409,923	-
Release of restricted cash	-	3,850,000
Redemption of convertible debt	(544,706)	-
Proceeds from issue of ordinary shares	646,800	-
Net cash provided by (used in) financing activities	$(986,341)	$1,332,470

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(337,701)	(98,469)
Effect of exchange rate changes on cash and cash equivalents	1,597	34,012
Cash and restricted cash, beginning of the period	816,186	562,711
CASH AND RESTRICTED CASH, END OF THE PERIOD	$480,082	$498,254

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,768	$-
Cash paid during the period for income tax	$4,662	$7,726
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$20,183,459

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

There is no change in the accounting policies for the nine months ended December 31, 2024.

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

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY, ceased to be related party at August 31, 2024 when YBY was disposed.
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances as of December 31, 2024 and March 31, 2024:

Amount due from related party	December 31, 2024	March 31, 2024
Zhida Hong (1)	$2,963,528	$2,154,759
Bihua Yang (2)	1,231,030	858,133
	$4,194,557	$3,012,892

Related party borrowings	December 31, 2024	March 31, 2024
Hongye Financial Consulting (Shenzhen) Co., Ltd.	38,965	170,967
Dewu Huang (3)	-	864,599
Jinlong Huang	123,140	111,179
	$162,105	$1,146,745

(1)	The increase of related party debt from Hong Zhida was short term loan to Hong Zhida, which is interest free and to be repaid in one year. During the quarter ended December 31, 2024, the Company provided a short term loan of approximately $0.175 million to Hong Zhida and received repayment of approximately $0.277 million from him.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During the quarter ended December 31, 2024, the Company provided a short term loan of approximately $0.4 million to Yang Bihua and received repayment of approximately $0.1 million from him.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease is because YBY was disposed of in August 2024.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	December 31, 2024	March 31, 2024

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. During the quarter ended December 31, 2024, the Company received interest payment of $330,000. As of December 31, and March 31, 2024, the coupon receivable was $Nil and $437,500. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Hong Zhida.

7. INVENTORIES

Inventories consist of the following as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
Raw materials	$10,139	$20,947
Finished goods	159,379	42,558
Total inventories	$169,518	$63,505

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of December 31 and March 31, 2024:

	December 31, 2024	March 31, 2024
Prepayment	8,036	34,693
Deposit	718,472	741,465
Receivable of consideration on disposal of subsidiaries	-	152,882
Receivable of interest income from debt security	-	437,500
Other receivables	541,115	556,456
	$1,267,623	$1,922,996

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 30 and March 31, 2024:

	December 31, 2024	March 31, 2024
Production plant	$102,693	$105,738
Motor vehicles	731,084	1,047,121
Office equipment	51,916	52,486
	885,693	1,205,345
Less: accumulated depreciation	(479,300)	(636,491)
Plant and equipment, net	$406,393	$568,854

Depreciation expense for the three and nine months ended December 31, 2024 and 2023 was $23,262 and $29,004, $99,181 and $86,005, respectively.

11. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will expire in August 2025.

12. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2024, the Company has borrowed $129,360 (RMB944,255) (March 31, 2024: $130,779) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,268,118 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. The first drawdown was in October 2023. As of December 31, 2024, the Company has borrowed $356,192 (RMB2,600,000) (March 31, 2024: $110,799) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will be expired on February 1, 2026.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $68,800 (RMB500,000) for daily operations. As of December 31, 2024, the outstanding balance of the loan was $34,249 (RMB250,000) (March 31, 2024: $60,593) under this line of credit with annual interest rate of 16.2%. The loan facility will be expired on December 26, 2025.

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $137,602 (RMB1,000,000) for daily operations. As of December 31, 2024, the outstanding balance of the loan was $97,855 (RMB714,286) (March 31, 2024: $138,500) under this line of credit with annual interest rate of 8.244%. The loan facility will expire on March 22, 2026.

13. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes. It is a wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three and nine months ended December 31, 2024 and 2023.

YX, our wholly owned subsidiary, was incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three and nine months ended December 31, 2024 and 2023.

The Company is governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies were subject to progressive EIT rates from 5% to 15% in 2024 and 2023. The preferential tax rate will be expired at end of year 2024 and the EIT rate will be 25% from year 2025.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three and nine months ended December 31, 2024 and 2023.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	(270,651)	(651,109)	(755,926)	(991,564)
Temporary differences	36,665	37,772	30,420	13,003
Permanent difference	30,109	93,336	(16,087)	99,648
Changes in valuation allowance	206,993	523,226	746,255	886,639
Income tax expense	$3,116	$3,225	4,662	7,726

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

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. The subsidiaries HSW, AOT and YS enjoyed preferential VAT rate of 13%. The companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

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

14. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Revenues from external customers	2024	2023	2024	2023
Garments manufacturing segment	33,773	27,015	268,845	172,106
Logistics services segment	831,103	1,189,004	2,282,039	3,373,670
Property management and subleasing	194,486	252,477	700,989	310,540
Total of reportable segments and consolidated revenue	$1,059,362	$1,468,496	$3,251,873	$3,856,316

Intersegment revenue
Garments manufacturing segment	-	-	-	-

Loss from operations by segment for the three and nine ended December 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	December 30,		December 30,
	2024	2023	2024	2023
Garments manufacturing segment	(31,220)	(30,398)	(93,243)	(71,541)
Logistics services segment	8,707	(41,699)	259,144	132,530
Property management and subleasing	(234,264)	(168,012)	(640,562)	(181,372)
Total of reportable segments	$(256,777)	$(240,109)	$(474,661)	$(120,383)
Corporate and other	(124,277)	(209,483)	(656,475)	(895,090)
Total consolidated income (loss) from operations	(381,054)	(449,592)	(1,131,136)	(1,015,473)

Total assets by segment as of December 30 and March 31, 2024 are as follows:

Total assets	December 31, 2024	March 31, 2024
Garment manufacturing segment	$221,322	$1,357,761
Logistics services segment	3,201,602	3,231,492
Property management and subleasing	19,930,880	20,931,431
Total of reportable segments	23,353,804	25,520,684
Corporate and other	26,213,122	26,818,064
Consolidated total assets	$49,566,926	$52,338,748

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Revenues
China	1,059,362	1,468,496	3,251,873	3,856,316

	December 31, 2024	March 31, 2024
Long-Lived Assets
China	21,811,523	23,157,356

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the balance of the Warrant was approximately $0.7 million (March 31, 2024: $0.25 million).

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of December 31, 2024, the fair value of the conversion option was $0.8 million (March 31, 2024: $0.04 million).

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

The Company’s convertible notes obligations were as the following for the three and nine months ended December 31, 2024 and 2023:

	Three months ended		Nine months ended
	December 30,		December 30,
	2024	2023	202 4	2023
Carrying value – beginning balance	$3,214,514	$2,583,324	$2,684,697	$9,893,979
Converted to ordinary shares	-	(47,518)	(82,642)	(3,743,329)
Redemption	(544,706)	-	(544,706)	(5,687,056)
Amortization of debt discount	74,113	364,400	756,761	2,616,008
Deferred debt discount and cost of issuance	15,633	(677,683)	(250,136)	(1,815,995)
Interest charge	37,589	153,589	233,169	1,112,505
Carrying value – ending balance	$2,797,143	$2,376,112	$2,797,143	$2,376,112

During the three and nine months ended December 31, 2024, approximately $Nil and $82,642 of the convertible note was converted into approximately Nil and 132,994 ordinary shares, with average effective conversion price of $0.6214 per share. During the three and nine months ended December 31, 2023, approximately $47,128 and $3.7 million of the convertible notes was converted into approximately 0.05 and 3.1 million ordinary shares, with average effective conversion price of $1.0245 and $1.4896 per share.

The Company’s derivative liabilities were as the following for the three and nine months ended December 30, 2024 and 2023:

	Three months ended				Nine months ended
	December 30,				December 30,
	2024		2023		2024		2023
Derivative liabilities –Warrants	$		$		$		$
Beginning balance		301,989		268,435		251,657		4,026,521
Marked to the market		352,320		704,640		402,652		(3,053,446)
Ending fair value		654,309		973,075		654,309		973,075

Derivative liabilities – Embedded conversion feature
Beginning balance		645,958		24,549		36,298		1,247,500
Converted to ordinary shares		-		(503)		(1,330)		(454,097)
Remeasurement on change of convertible price		(15,633)		677,683		248,292		1,815,996
Redemption		(103,786)		-		(103,786)		(1,115,627)
Marked to the market		297,575		1,033,953		644,641		241,910
Ending fair value		824,115		1,735,682		824,115		1,735,682

Total Derivative fair value at end of period		$1,478,424		$2,708,757		$1,478,424		$2,708,757

16. LEASE

As a lessee

Right-of-use asset and lease liabilities

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2024, with discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease and property management services business for 16 years with an option to extend the lease.

The following table summarizes the components of lease expense:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Operating lease cost	238,245	362,991	763,220	437,791
Short-term lease cost	31,366	36,830	100,237	94,881
	$269,611	$399,821	$863,457	$532,672

The following table summarizes supplemental information related to leases:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$269,611	$399,821	863,457	532,672
Right-of-use assets obtained in exchange for new operating leases liabilities	-	671,059	-	20,183,459
Weighted average remaining lease term - Operating leases (years)	13.8	14.6	13.8	14.6
Weighted average discount rate - Operating leases	4.90%	4.90%	4.90%	4.90%

The following table summarizes the maturity of operating lease liabilities:

Years ending December 31	Lease cost
2025	$984,003
2026	984,003
2027	984,003
2028	2,001,348
2029 and there after	23,303,295
Total lease payments	28,256,652
Less: Interest	(9,051,133)
Total	$19,205,519

As a lessor

The Company subleased its leased commercial building by entering into operating leases to third party garment wholesalers and retailers. These leases are negotiated for terms ranging from one to five years. All leases include the term to enable upward revision of the rental charge on an annual basis according to prevailing market conditions.

Rental income from subleasing is disclosed in Note 14 segment data.

The future minimum rental receivable under non-cancellable operating leases contracted for the reporting period are as follows:

Years ending December 31	Lease income
2025	$199,018
2026	261,754
2027	294,097
2028	-
2029 and there after	-
Total	$754,869

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

There are 6,043,769 and 5,383,769 ordinary shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.30 and 7.22 as of December 31, 2024 and March 31, 2024, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.19 and 7.15, 7.20 and 7.15 for the three and nine months ended December 31, 2024 and 2023, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of December 31, 2024 and March 31, 2024.

Garment manufacturing segment

	December 31, 2024	March 31, 2024
Customer A	54.7%	Nil	%
Customer B	45.3%	3.3%

The high concentration as of December 31, 2024 was mainly due to business development of a large distributor of garments.

Logistics services segment

	December 31, 2024	March 31, 2024
Customer A	18.9%	13.9%
Customer B	18.9%	8.2%
Customer C	16.3%	21.6%
Customer D	6.9%	9.9%
Customer E	5.0%	5.4%

Property management and subleasing segment

There is no account receivable for Property management and subleasing segment as for December 31, and March 31, 2024.

Concentration on customers

For the three months ended December 31, 2024, two customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 37.6% of total revenue of the Company for the three months. For the nine months ended December 31, 2024, two customers from Logistics services segment provided more than 10% of total revenue of the Company, representing 40.7% of total revenue of the Company for the nine months.

For the three months ended December 31, 2023, two customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 31.8% of total revenue of the Company for the three months. For the nine months ended December 31, 2023, one customer from Logistics services segment provided more than 10% of total revenue of the Company, representing 16.5% of total revenue of the Company for the nine months.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segments for the three and nine months ended December 31, 2024 and 2023.

	Three months ended			Nine months ended
	December 31,			December 31,
	2024	2023		2024	2023
Garment manufacturing segment	100.0%	Nil	%	100.0%	Nil %
Logistics services segment	100%	100.0%		100%	100.0%
Property management and subleasing	100.0%	100.0%		100.0%	100.0%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2024, the total outstanding borrowings amounted to $617,656 (RMB4,508,541) with various interest rate from 4.34% to 16.2% p.a. (Note 12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2024 and 2023 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (ix) Dongguan Au Te Si Garments Co., Ltd., a PRC company (“AOT”), (x) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vi) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (vii) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), and (viii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesaler located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”) and Dongguan Aotesi Garments Co., Ltd., (“AOT”), which are located in the Guangdong province, China.

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

The Company dissolved another subsidiary, Zhuang Hao Jia (Dongguan) Decoration Engineering Co.,Ltd (“ZHJ”), in August 2024 and received approval from RPC authorities.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery of our products. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistic system and to build a nationwide delivery and courier network in China. As of December 31, 2024, we provide logistics services to over 44 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit for the remainder of 2024.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. The Company conduct the business through a wholly owned subsidiary acquired in December 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Results of Operations for the three months ended December 31, 2024 and 2023

The following table summarize our results of operations for the three months ended December 31, 2024 and 2023. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Changes in 2024
	2024		2023		compared to 2023
	(In U.S. dollars, except for percentages)
Revenue	$1,059,362	100.0%	$1,468,496	100%	$(409,134)	(27.9)%
Cost of revenues	(976,543)	(92.2)%	(1,306,169)	(88.9)%	329,626	(25.2)%
Gross profit	82,819	7.8%	162,327	11.1%	(79,508)	(49.0)%
Operating expenses	(463,873)	(43.8)%	(611,919)	(41.7)%	148,046	(24.2)%
Loss from operations	(381,054)	(36.0)%	(449,592)	(30.6)%	68,538	(15.2)%
Other income, net	71,187	6.7%	111,566	7.6%	(40,379)	(36.2)%
Fair value gain or loss	(648,051)	(61.2)%	(1,738,593)	(118.4)%	1,090,541	(62.7)%
Net finance cost	(124,686)	(11.8)%	(527,818)	(35.9)%	403,132	(76.4)%
Income tax expense	(3,116)	(0.3)%	(3,225)	(0.2)%	109	(3.4)%
Net loss	$(1,085,721)	(102.5)%	$(2,607,662)	(177.6)%	$1,521,941	(58.4)%

Revenue

Total revenue for the three months ended December 31, 2024 decreased by approximately $0.4 million, or 27.9%, as compared with the three months ended December 31, 2023. The decrease was mainly due to the decrease of $0.4 million in logistics services business.

Revenue generated from our garment manufacturing business contributed approximately $0.03 million, or 3.2%, of our total revenue for the three months ended December 31, 2024. Revenue generated from garment manufacturing business contributed approximately $0.03 million or 1.8% of our total revenue for the three months ended December 31, 2023, respectively. The low level of sales was mainly due to factory facilities renewal and repairs, and the remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the fiscal year ending 2025.

Revenue generated from our logistics services business contributed approximately $0.8 million, or 78.5%, of our total revenue for the three months ended December 31, 2024. Revenue generated from our logistic business contributed approximately $1.2 million or 81.0% of our total revenue for the three months ended December 31, 2023.

Revenue generated from our property management and subleasing business was 0.2 million, or 18.4%, of our total revenue for the three months ended December 31, 2024. The revenue from this business segment was $0.3 million or 17.2% of our total revenue for the three months ended December 31, 2023.

Cost of revenue

	Three months ended December 31,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$33,773	100.0%	$27,015	100%	$6,758	25.0%
Raw materials	11,907	35.3%	4,238	15.7%	7,669	181.0%
Labor	12,884	38.1%	6,957	25.8%	5,927	85.2%
Other and Overhead	3,361	10.0%	(1,293)	(4.8)%	4,653	(360.1)%
Total cost of revenue for garment manufacturing	28,152	83.4%	9,902	36.7%	18,249	184.3%
Gross profit for garment manufacturing	5,621	16.6%	17,113	63.3%	(11,492)	(67.2)%

Net revenue for logistics services	831,103	100.0%	1,189,004	100.0%	(357,901)	(30.1)%
Fuel, toll and other cost of logistics services	528,883	63.6%	495,352	41.6%	33,531	6.8%
Subcontracting fees	117,674	14.2%	560,735	47.2%	(443,061)	(79.0)%
Total cost of revenue for logistics services	646,557	77.8%	1,056,087	88.8%	(409,530)	(38.8)%
Gross Profit for logistics services	184,546	22.2%	132,917	11.2%	51,629	38.8%

Net revenue for property management and subleasing	194,486	100.0%	252,477	100.0%	(57,991)	(23.0)
Total cost of revenue for property management and subleasing	301,834	155.2%	236,291	93.6%	65,543	27.7
Gross Profit for property management and subleasing	(107,348)	(55.2)%	16,186	6.4%	(123,534)	(763.2)%

Net revenue for corporate and others			-	-
Merchandise/Finished goods/Raw materials			3,889	-	(3,889)	(100.0)%
Total cost of revenue for corporate and others			3,889	-	(3,889)	(100.0)%
Gross (loss) income for corporate and others			(3,889)	-	3,889	(100.0)%
Total cost of revenue	$976,543	92.2%	$1,306,169	88.9%	$(329,626)	(25.2)%
Gross profit	$82,819	7.8%	$162,327	11.1%	$(79,508)	(49.0)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 35.3% of our total garment manufacturing business revenue for the three months ended December 31, 2024, as compared with 15.7% for the three months ended December 31, 2023. The increase in percentage was mainly due to increased orders received.

Labor costs for our garment manufacturing business was approximately 38.1% of our total garment manufacturing business revenue for the three months ended December 31, 2024, as compared with 25.8% for the three months ended December 30, 2023. We maintained a sustainable level in wages, the decrease in portion of labor cost was mainly due to the increased in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 10.0% of our total garment business revenue for the three months ended December 31, 2024, as compared with (4.8)% of total garment business revenue for the three months ended December 31, 2023.

For our logistic business, we outsourced some of the business to our contractors. We relied on a few subcontractors, of which the subcontracting fees to our largest contractor represented approximately % and 53.1% of total cost of revenues for our service segment for the three months ended December 31, 2024 and 2023, respectively. The decrease was attributed to an increase in usage of our own logistics as compared to the subcontractor. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the three months ended December 31, 2024 were approximately $0.5 million as compared with $0.5 million for the three months ended December 31, 2023. Fuel, toll and other costs for our service business accounted for approximately 63.6% of our total service revenue for the three months ended December 31, 2024, as compared with 41.6% for the three months ended December 31, 2023. The increase was primarily attributable to a decrease of usage of subcontractors during the quarter.

Subcontracting fees for our service business for the three months ended December 31, 2024 decreased approximately 79.0% to $0.1 from $0.6 million for the three months ended December 31, 2023. Subcontracting fees accounted for 14.2% and 47.2% of our total service business revenue in the three months ended December 31, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease of usage of subcontractors during the quarter.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the three months ended December 31, 2024 was $301,834, approximately 155.2% of our total property management and subleasing business revenue, as compared with $236,291, or 93.6% of the total property management and subleasing business revenue for the three months ended December 31, 2023.

Gross profit

Garment manufacturing business gross profit for the three months ended December 31, 2024 was $5,620, as compared with $17,113 for the three months ended December 31, 2023. Gross profit accounted for 16.6% of our total garment manufacturing business revenue for the three months ended December 31, 2024, as compared to 63.3% for the three months ended December 31, 2023. The decrease of gross profit ratio was mainly due to the increased raw material costs.

Gross profit in our logistics services business for the three months ended December 31, 2024 was approximately $184,545 and gross margin was 22.2%. Gross profit in our logistics services business for the three months ended December 31, 2023 was approximately $132,917 and gross margin was 11.2%. The increase of gross profit ratio was mainly because the Company re-allocated the orders received and reduced fuel cost.

Gross loss in our property management and subleasing business for the three months ended December 31, 2024 was $107,346. Gross profit was $16,186 for the three months ended December 31, 2023. Gross loss accounted for (55.2)% of our total property management and subleasing business revenue for the three months ended December 31, 2024, as compared to 6.4% for the three months ended December 31, 2023. The decrease of gross profit ratio was mainly because the property management and subleasing business are still in preliminary stage.

	Three months ended December 31,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Gross profit	$82,819	100%	$162,327	100%	(79,508)	(49.0)%
Operating expenses:
Selling expenses	(111,946)	(135.2)%	(95,321)	(58.7)%	(16,625)	17.4%
General and administrative expenses	(351,927)	(424.9)%	(516,598)	(318.2)%	164,671	(31.9)%
Total	$(463,873)	(560.1)%	$(611,919)	(377.0)%	148,046	(24.2)%
(Loss) Income from operations	$(381,054)	(460.1)%	$(449,592)	(277.0)%	68,538	(15.2)%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the three months ended December 31, 2024 and 2023 was approximately $28,818 and $13,504, respectively. The selling expenses for property management and subleasing business for the three months ended December 31, 2024 and 2023 was approximately $83,127 and $81,817, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended December 31, 2024 and 2023 was approximately $8,021 and $34,007, respectively. Our general and administrative expenses in our logistics services segment for the three months ended December 31, 2024 and 2023 was approximately $175,837 and $174,618, respectively. The general and administrative expenses in our property management and subleasing business was approximately $43,790 and $132,336for the three months ended December 31, 2024 and 2023, respectively. Our general and administrative expenses in our corporate office for the three months ended December 31, 2024 and 2023 was approximately $124,279 and $175,636, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended December 31, 2024 decreased by approximately 31.9% to $0.4 million from $0.5 million for the three months ended December 31, 2023.

Loss from operations

Loss from operations for the three months ended December 31, 2024 and 2023 was approximately $381,054 and $449,592, respectively. Loss from operations of approximately $31,220 and loss from operation of $30,398 for the three months ended December 31, 2024 and 2023, respectively, which was attributed from our garment manufacturing segment. Income from operations of approximately $8,707 and loss from operation of $41,699 was attributed from our logistics services segment for the three months ended December 31, 2024 and 2023, respectively. Loss from operations of approximately $234,264 and $168,012 for the three months ended December 31, 2024 and 2023, respectively, which was attributed from our property management and subleasing business. We incurred expenses from operations in corporate office of approximately $124,277 and $209,483 for the three months ended December 31, 2024 and 2023, respectively.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2024 and 2023 was approximately $3,116 and $3,225, respectively. Yingxi primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2024 and 2023.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2024 and 2023.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2024. The preferential tax rates will be expired at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2024 and 2023.

Net Loss

We incurred net loss of approximately $1.1 million and $2.6 million for the three months ended December 31, 2024 and 2023, respectively. Our basic and diluted earnings per share were ($0.19) and ($0.66) for the three months ended December 31, 2024 and 2023, respectively.

Results of Operations for the nine months ended December 31, 2024 and 2023

The following table summarize our results of operations for the nine months ended December 31, 2024 and 2023. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31,				Changes in 2024
	2024		2023		compared to 2023
	(In U.S. dollars, except for percentages)
Revenue	$3,251,873	100.0%	$3,856,316	100%	$(604,443)	(15.7)%
Cost of revenues	(2,637,818)	(81.1)%	(3,054,193)	(79.2)%	416,375	(13.6)%
Gross profit	614,055	18.9%	802,123	20.8%	)	(23.4)%
Operating expenses	(1,745,191)	(53.7)%	(1,817,596)	(47.1)%	72,405)	(4.0)%
Loss from operations	(1,131,136)	(34.8)%	(1,015,473)	(26.3)%	(115,663)	11.4%
Other income, net	182,586	5.6%	(357,848)	(9.3)%	540,434	(151.0)%
Fair value gain or loss	(1,045,448)	(32.1)%	(172,001)	(4.5)%	(873,447)	507.8%
Net finance cost	(1,029,704)	(31.7)%	(2,420,935)	(62.8)%	1,391,231	(57.5)%
Income tax expense	(4,662)	(0.1)%	(7,726)	(0.2)%	3,064	(39.7)%
Net loss	$(3,028,364)	(93.1)%	$(3,973,983)	(103.1)%	$945,619)	(23.8)%

Revenue

Total revenue for the nine months ended December 31, 2024 decreased by approximately $0.6 million, or 15.7%, as compared with the nine months ended December 31, 2023. The decrease was mainly due to the decrease of $1.1 million in logistics services, decrease of $0.1 million in garment manufacturing business and increase of $0.4 million in property management and subleasing business.

Revenue generated from our garment manufacturing business contributed approximately $0.3 million, or 8.3%, of our total revenue for the nine months ended December 31, 2024. Revenue generated from garment manufacturing business contributed approximately $0.2 million or 4.5% of our total revenue for the nine months ended December 31, 2023, respectively. The low level of sales was mainly due to factory facilities renewal and repairs, and the remaining factories cannot provide the same capacity as previously. We estimate the capacity will recover at the fiscal year ending 2025.

Revenue generated from our logistics services business contributed approximately $2.3 million, or 70.2%, of our total revenue for the nine months ended December 31, 2024. Revenue generated from our logistic business contributed approximately $3.4 million or 87.5% of our total revenue for the nine months ended December 31, 2023.

Revenue generated from our property management and subleasing business was 0.7 million, or 21.6%, of our total revenue for the nine months ended December 31, 2024. The revenue from this business segment was $0.3 million or 8.1% of our total revenue for the nine months ended December 31, 2023.

Cost of revenue

	Nine months ended December 31,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$268,845	100.0%	$172,106	100.0%	$96,739	56.2%
Raw materials	136,866	50.9%	30,187	17.5%	106,679	353.4%
Labor	67,409	25.1%	100,097	58.2%	(32,688)	(32.7)%
Other and Overhead	14,008	5.2%	1,389	0.8%	12,619	908.5%
Total cost of revenue for garment manufacturing	218,283	81.2%	131,673	76.5%	86,610	65.8%
Gross profit for garment manufacturing	50,562	18.8%	40,433	23.5%	10,129	25.1%

Net revenue for logistics services	2,282,039	100.0%	3,373,670	100.0%	(1,091,631)	(32.4)%
Fuel, toll and other cost of logistics services	1,289,202	56.5%	1,496,570	44.4%	(207,368)	(13.9)%
Subcontracting fees	117,674	5.2%	1,181,160	35.0%	(1,063,486)	(90.0)%
Total cost of revenue for logistics services	1,406,876	61.6%	2,677,730	79.4%	(1,270,854)	(47.5)%
Gross Profit for logistics services	875,163	38.4%	695,940	20.6%	179,223	25.8%

Net revenue for property management and subleasing	700,989	100.0%	310,540	100.0%	390,449	125.7%
Total cost of revenue for property management and subleasing	1,012,659	144.5%	240,900	77.6%	771,759	320.4%
Gross Profit for property management and subleasing	(311,670)	(44.5)%	69,639	22.4%	(381,309)	(547.6)%

Net revenue for supplies corporate and others			-
Other and Overhead			3,889		(3,889)	(100.0)%
Total cost of revenue for corporate and others			3,889		(3,889)	(100.0)%
Gross (loss) income for corporate and others			(3,889)		3,889	(100.0)%
Total cost of revenue	$2,637,818	81.1%	$3,054,193	79.2%	$(416,375)	(13.6)%
Gross profit	$614,055	18.9%	$802,123	20.8%	$(188,068)	(23.4)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 50.9% of our total garment manufacturing business revenue for the nine months ended December 31, 2024, as compared with 17.5% for the nine months ended December 31, 2023. The increase in percentage was mainly due to the increased order received.

Labor costs for our garment manufacturing business was approximately 25.1% of our total garment manufacturing business revenue for the nine months ended December 31, 2024, as compared with 58.2% for the nine months ended December 31, 2023. We maintained a sustainable level in wages, the decrease in portion of labor cost was mainly due to the increased in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 5.2% of our total garment business revenue for the nine months ended December 31, 2024, as compared with 0.8% of total garment business revenue for the nine months ended December 31, 2023.

For our logistic business, we outsourced some of the business to our contractors. We relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately nil% and 36.1% of total cost of revenues for our service segment for the nine months ended December 31, 2024 and 2023, respectively. The decrease was attributed to an increase in usage of our own logistics as compared to the subcontractor. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our service business for the nine months ended December 31, 2024 were approximately $1.3 million as compared with $1.5 million for the nine months ended December 31, 2023. Fuel, toll and other costs for our service business accounted for approximately 56.5% of our total service revenue for the nine months ended December 31, 2024, as compared with 44.4% for the nine months ended December 31, 2023. The increase was primarily attributable to a decrease of usage of subcontractors during the quarter.

Subcontracting fees for our service business for the nine months ended December 31, 2024 decreased approximately 90.0% to $0.1 million from $1.2 million for the nine months ended December 31, 2023. Subcontracting fees accounted for 5.2% and 35.0% of our total service business revenue in the nine months ended December 31, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease of usage of subcontractors during the quarter.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the nine months ended December 31, 2024 was $1.0 million, approximately 144.5% of our total property management and subleasing business revenue, as compared with $0.2 million, approximately 77.6% of our total property managemet for the nine months ended December 31, 2023.

Gross profit

Garment manufacturing business gross profit for the nine months ended December 31, 2024 was $50,562, as compared with $40,433 for the nine months ended December 31, 2023. Gross profit accounted for 18.8% of our total garment manufacturing business revenue for the nine months ended December 31, 2024, as compared to 23.5% for the nine months ended December 31, 2023. The increase of gross profit ratio was mainly due to increased sales.

Gross profit in our logistics services business for the nine months ended December 31, 2024 was approximately $875,162 and gross margin was 38.4%. Gross profit in our logistics services business for the nine months ended December 31, 2023 was approximately $695,940 and gross margin was 20.6%. The increase of gross profit ratio was mainly because the Company re-allocated the orders received and reduced fuel cost.

Gross loss in our property management and subleasing business for the nine months ended December 31, 2024 was $311,669. Gross profit was $69,639 for the nine months ended December 31, 2023. Gross loss accounted for (44.5)% of our total property management and subleasing business revenue for the nine months ended December 31, 2024, as compared to gross profit of 22.4% for the nine months ended December 31, 2023. The decrease was due to disposal of DY.

	Nine months ended December 31,				Increase (decrease) in
	2024		2023		2024 compared to 2023
	(In U.S. dollars, except for percentages)
Gross profit	$614,055	100%	$802,123	100%	(188,068)	(23.4)%
Operating expenses:
Selling expenses	(273,657)	(44.6)%	(132,533)	(16.5)%	(141,124)	106.5%
General and administrative expenses	(1,471,534)	(239.6)%	(1,685,063)	(210.1)%	213,529	(12.7)%
Total	$(1,745,191)	(284.2)%	$(1,817,596)	(226.6)%	72,405	(4.0)%
(Loss) Income from operations	$(1,131,136)	(184.2)%	$(1,015,473)	(126.6)%	(115,663)	11.4%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the nine months ended December 31, 2024 and 2023 was approximately $124,821 and $13,857, respectively. The selling expenses for property management and subleasing business for the nine months ended December 31, 2024 and 2023 was approximately $148,836 and $118,676, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the nine months ended December 31, 2024 and 2023 was approximately $18,984 and $98,117, respectively. Our general and administrative expenses in our logistics services segment for the nine months ended December 31, 2024 and 2023 was approximately $615,462 and $562,696, respectively. The general and administrative expenses in our property management and subleasing business was approximately $180,056 and $132,336 for the nine months ended December 31, 2024 and 2023, respectively. Our general and administrative expenses in our corporate office for the nine months ended December 31, 2024 and 2023 was approximately $657,032 and $891,914, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2024 decreased by approximately 12.7% to $1.5 million from $1.7 million for the nine months ended December 31, 2023.

Loss from operations

Loss from operations for the nine months ended December 31, 2024 and 2023 was approximately $1.1 and $1.0, respectively. Loss from operations of approximately $93,243 and $71,541 for the nine months ended December 31, 2024 and 2023, respectively, which was attributed from our garment manufacturing segment. Income from operations of approximately $259,144 and $132,530 was attributed from our logistics services segment for the nine months ended December 31, 2024 and 2023, respectively. Loss from operations of approximately $640,562 and $181,372 for the nine months ended December 31, 2024 and 2023, respectively, which was attributed from our property management and subleasing business. We incurred expenses from operations in corporate office of approximately $656,475 and $895,090 for the nine months ended December 31, 2024 and 2023, respectively.

Income Tax Expenses

Income tax expense for the nine months ended December 31, 2024 and 2023 was approximately $4,662 and $7,726, respectively. Yingxi primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2024 and 2023.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the nine months ended December 31, 2024 and 2023.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All Yingxi’s operating companies are subject to progressive EIT rates from 5% to 15% in 2024. The preferential tax rates will be expired at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2024 and 2023.

Net Loss

We incurred net loss of approximately $3.0 million and $4.0 million for the nine months ended December 31, 2024 and 2023, respectively. Our basic and diluted earnings per share were ($0.53) and ($1.0) for the nine months ended December 31, 2024 and 2023, respectively.

Summary of cash flows

Summary cash flows information for the three months ended December 31, 2024 and 2023 is as follow:

	Nine months ended December 31,
	2024	2023
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$802,379	$(1,521,802)
Net cash used in investing activities	(153,739)	90,863
Net cash (used in) provided by financing activities	$(986,341)	$1,332,470

Net cash provided by operating activities in the nine months ended December 31, 2024 was approximately $0.8 million as compared to net cash used in operating activities of $1.5 million in the nine months ended December 31, 2023, which was approximately $2.3 million more than that of the nine months ended December 31, 2023. The increase was mainly due to (i) net loss adjusted to operating cash flow for the nine months ended December 31, 2024 was $0.6 million less than that of the nine months ended December 31, 2023; (ii) the movement of operating assets and liabilities of the three months ended December 31, 2024 resulted in cash outflow of approximately $0.1 million, which was $1.1 million less than that of 2023;.

Net cash used in investing activities for the nine months ended December 31, 2024 was approximately $0.2 million, which was $0.3 million less than the nine months ended December 31, 2023.

Net cash used in financing activities for the three months ended December 31, 2024 was approximately $1.0 million as compared to cash provided by financing activities of $1.3 million in the three months ended December 31, 2023. In the nine months ended December 31, 2024, the Company received proceeds of $0.2 million from bank borrowings, $0.6 million of proceeds from issue of ordinary shares, loan to related parties of $1.3 million, payment for redemption of convertible debts, and proceeds of $0.7 million from a private placement, while the Company had release of restricted cash of $3.85 million in the nine months ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2024, we had cash on hand of approximately $0.5 million, total current assets of approximately $27.8 million and current liabilities of approximately $3.2 million. We currently finance our operations from revenue, fund raising from public offering and private placement proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional debt or equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2024, the market foreign exchange rate was RMB 7.30 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the nine months ended December 31, 2024 and 2023 was approximately $0.06 million and $0.05 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Addentax Group Corp.

Date: February 14, 2025	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

