Form 10-K
period 2025-03-31
ADDENTAX GROUP CORP.
filed 2025-06-30
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

+ (86) 755 8233 0336
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ATXG	The Nasdaq Capital Market

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
Emerging growth company ☐

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

As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $4,140,177.33, based on the closing price of $0.7089 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 10,090,963 shares of its common stock outstanding as of June 29, 2025.

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

Our shares of commons stock are shares of Addentax Group Corp., our Nevada holding company, which has no material operations of its own and conducts substantially all of its operations through the operating companies established in the People’s Republic of China, or the PRC, primarily Shenzhen Qianhai Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our Chinese operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, par value $0.001 per share (“Common Stock”), including that it could cause the value of such securities to significantly decline or become worthless. For a detailed description of risks related to the holding corporate structure, see “Risk Factors—Risks Relating to Our Holding Company Structure” for detailed discussions.

Additionally, as we conduct substantially all of our operations through the operating companies established in the PRC, we are subject to certain legal and operational risks associated with our business operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business. Therefore, these risks arising from being associated with, based in or having substantially all of our operations through the operating companies established in China could cause the value of our securities to significantly decline or be worthless. Furthermore, these risks may result in a material change in our business operations or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The business of our subsidiaries until the filing date of this Form 10K is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues as provided by us and audited by our auditor Pan-China Singapore PAC, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, our ability to accept foreign investments or our ability to list our securities on an U.S. or other foreign exchange. As of the date of this Form 10-K, no effective laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our overseas listing from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Risk Factors” beginning on page 17 for a discussion of these legal and operational risks and other information that should be considered before making a decision to purchase our common stock.

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

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. Our auditor, Pan-China Singapore PAC, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Pan-China Singapore PAC is based in Singapore and there are no limitations in Singapore on PCAOB inspections. Pan-China Singapore PAC is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct an inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. On August 26, 2022, the PCAOB announced that it had signed the “Protocol” with the CSRC and the MOF, which governs inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol released by the U.S Securities and Exchanges Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022, the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022. It is possible that the PCAOB may reassess its determinations in the future, and it could determine that it is still unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. The Holding Foreign Companies Accountable Act and related regulations currently previously did not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations. Furthermore, on June 22, 2021, the U.S. Senate passed AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Common Stock, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Please refer to the information contained in and incorporated by reference under the heading “Risk Factors” on page 17 of this Form 10-K.

Risks Associated with Our Company

●	Our success depends on our customers’ ability to market and sell their products manufactured by us.

●	Our future expansion plans are subject to uncertainties and risks.

●	Future price increases in raw materials or changes in the supply of raw materials may materially and adversely affect our business, financial condition and results of operations.

●	Any labor shortages, increased labor costs or other factors affecting labor supply for our production materials may materially and adversely affect our business operations.

●	If we are unable to attract additional customers and clients to purchase our services (and future products we may develop or sell) it will have a negative effect on our ability to generate revenue.
●	A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in us.

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

●	We face risks associated with future Chinese regulations.

●	We may be exposed to concentration risk due to heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact our business and results of operation.

●	If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

●	We have a limited operating history for the new business segment of property management and subleasing, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. In addition, our historical growth rates and profitability may not be indicative of our future growth and profitability.

●	Natural disasters, public health crises or other catastrophic events may significantly limit our ability to conduct business as normal, disrupt our business operation and materially affect our financial condition.

●	We may not succeed in continuing to maintain, protect and strengthen our reputation, and any negative publicity about us, our business, our management, our business partners, may materially and adversely affect our reputation, business, results of operations and growth.

General Risks Associated with Business Operations in China

●	Investors may have difficulty enforcing judgments against us.

●	Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The PRC government may intervene or influence our business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in our business operations and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Our independent registered public accounting firm’s audit documentation related to their audit reports included in this Form 10-K include audit documentation located in the PRC. Our Common Stocks may be delisted or prohibited from being traded over-the-counter under the HFCAA if the PCAOB is unable to inspect our audit documentation located in mainland China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. The delisting or the cessation of trading of our Common Stocks, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

●	To the extent cash in the business is in the PRC or a PRC entity, the funds may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

●	Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Foreign exchange fluctuations may affect our business.

●	Inflation could pose a risk to our business.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

●	While the approval of the China Securities Regulatory Commission is not currently required for our offerings, it may be required in the future in connection with our offerings under the M&A Rules and, if required, we cannot predict whether we will be able to obtain such approval.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC Subsidiaries to liability or penalties, limit our ability to inject capital into our PRC Subsidiaries or limit our PRC Subsidiaries’ ability to increase their registered capital or distribute profits.

●	We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
●	Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.
●	The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.
●	Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

Risks Relating to Our Holding Company Structure

●	Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

●	We may rely on dividends and other distributions on equity paid by our PRC Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our offerings to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Relating to Our Common Stock

●	We may never be able to pay dividends and are unlikely to do so.

●	The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors.

●	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

PART I

Item 1. Business

Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014. We were originally incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. We no longer pursue opportunities related to 3D printing positioning.

On December 28, 2016, we entered into a Sale and Purchase Agreement (“SPA”) with Yingxi Industrial Chain Group Co., Ltd. (“YICG”), which was incorporated under the laws of the Republic of Seychelles and principally engaged in garment manufacture, where we agreed to acquire 100% of the equity interest in YICG and to issue two million five hundred thousand (2,500,000) restricted common shares of the Company to former owners of YICG (after giving effect to all subsequent share splits, combinations or similar transactions). The completion of the SPA took place on September 25, 2017. Following the completion of the SPA, YICG’s business became our business.

We have a fiscal year-end of March 31. The business office is located at Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000. Our telephone number is +(86) 755 8233 0336.

Current Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three main segments: garment manufacturing, logistics services, and property management and subleasing. The Company previously engaged in the provision of epidemic prevention supplies, which included manufacturing, distribution and trading of epidemic prevention supplies. As the COVID-19 pandemic became an endemic, only the Company ceased to operate in this business in the first quarter of 2023. The remaining assets of this business segment were reclassified into the “Corporate and others” segment. The corresponding items of segment information for the earlier periods were restated to reflect the change of the new segment structure.

Unless the context otherwise requires, all references in this Form 10-K to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi HK; (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) YX, (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) XKJ, (ix) Dongguan Au Te Si Garments Co., Ltd., a PRC company (“AOT”), and (x) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refer to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) YX, (iii) HSW, (iv) YS; (v) PF; (vi) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (vii) AOT, and (viii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”) and Dongguan Aotesi Garments Co., Ltd., (“AOT”), which are located in the Guangdong province, China.

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistics operations through two wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”), which are located in the Guangdong province, China.

Our property management and subleasing business provides shop subleasing and property management services for garment wholesalers and retailers in the garment market. We currently have an aggregate of 56,238 square meters of floor space and provide approximately 1,300 shop spaces to clients. We conduct our property management and subleasing operation through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”), which is located in the Guangdong province, China.

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

Stringent quality control process. As of March 31, 2025, we had 20 employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2025, our design team consisted of 3 members.

Extensive delivery network. Our logistics business has nine routes and covers 45 cities in 10 provinces and 2 municipalities in the PRC.

Strategic location and infrastructure. Our property management and subleasing business operates through Dongguan Hongxiang Commercial Co., Ltd. (HX), located in Guangdong province, China, which is a key area for the garment market. By securing a prime location and developing a well-maintained infrastructure, we provide attractive and convenient spaces for garment wholesalers and retailers, enhancing their operational efficiency and appeal to customers.

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

Expand our delivery network. As of March 31, 2025, we provided logistics services to over 45 cities in 10 provinces and 2 municipalities in the PRC. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profits in the year 2025.

Develop international logistics services and warehousing services. We intend to develop international logistics services for customers located all over the world and international warehousing services.

Develop E-commerce business. We integrated resources in shopping malls and we intend to develop e-commerce bases and the internet celebrity economy together to increase the value of the stores in the area.

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

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through our wholly-owned subsidiaries, HSW, YS, AOT, which are located in Guangdong province, the PRC.

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

Our logistics services

We provide comprehensive logistics services to our customers, which include storage, transportation, warehousing, handling, packaging and order processing. We also provide customs declaration and tax clearance services to our customers who export goods overseas.

Our network

We have 114 logistics points and they are located in 10 provinces and 2 municipalities which cover 45 cities in the PRC.

Our internal management

Our management in the logistics business is responsible for setting out business strategies and managing the daily operation. Specifically, they have regular meetings with different departments, conduct inspections and supervise the finance department, operation department and administration department.

Seasonality

We generally receive more delivery orders in our third and fourth quarters and are more vulnerable to shipping delays in the PRC during the Chinese New Year due to traffic and port congestion, border crossing delays and customs clearance issues.

Credit period

We generally require payments from the customers between 30 to 90 days following their acknowledgement of receipt of goods.

Customers and Suppliers

Customers

Our customer base is diverse. Our customers are as follows: (i) our customers in the garment manufacturing business are mainly garment wholesalers and retailers, (ii) our customers in the logistics business are mainly trading companies and logistic companies, and (iii) our customers in the property management and subleasing business are manufacturing companies and e-commerce companies. There were two customers that accounted for more than 10% of our net sales for the years ended March 31, 2025 and 2024.

Suppliers

We procure our garments through various textile companies in our garment manufacturing business. For our logistics business, we procure from packing companies and transportation companies. For our property management and subleasing business, our suppliers are property owners. There was one supplier that accounted for more than 10% of our total cost for both years ended March 31, 2025 and 2024.

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

Intellectual Property

The Company, through its subsidiary YX, received the approval of the trademarks below in relation to its business from PRC government.

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

Employees

As of March 31, 2025, we had approximately 112 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2025:

Function	Number of employees
Administration	20
Finance	10
Logistics	7
Marketing	6
Operation	30
Productive	20
Total	112

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

Recent Developments

Company investment

On January 8, 2025, we entered into that certain securities purchase agreement (the “Agreement”) to purchase 3,750,000 shares of common stock, $0.001 par value per share (“Well Common Stock”), of Well Information Technology Corporation (“Well InfoTech”), a company incorporated in the State of Nevada, for a total cash consideration of USD $750,000 (the “Shares”). The Shares would constitute approximately 2.5% of the number of shares of Well Common Stock of Well InfoTech immediately prior to the issuance of such Shares.

Supply Chian Development

On November 21, 2024, we signed a memorandum of understanding (the “MOU”) with Shenzhen Yingbin Brand Development Co., Ltd. (“Yingbin Brand”), to establish the foundation for a nationwide strategic collaboration between the two companies which aims to enhance company’s brand supply chain, product supply chain, and marketing supply chain services in China.

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

According to the Overseas Listing Filing Rules, the company, as an enterprise that has been listed on the Nasdaq Capital Market before the new regulations come into effect, does not need to apply to the CSRC for filing immediately. If it is issued and listed in other overseas markets, it shall be filed in accordance with relevant regulations. On April 29, 2024, the Company entered into two private placement agreements with certain individual investors for 330,000 shares of Common Stock each at a unit price of $0.98 per share and for a total of $646,800. After the transactions, we shall be filed with the CSRC within three working days after the issuance of shares is completed. The Company has submitted the filing application to the China Securities Regulatory Commission. As of June 29, 2025, the application is still pending. Accordingly, the Company’s overseas issuances and subsequent additional issuances comply with the relevant provisions of the overseas listing filing regulation. As the overseas listing filing process has not yet been completed, the outcome and subsequent requirements remain uncertain. As a result, we cannot assure you that we will be able to complete all requirement for our future issuance in a timely manner and fully comply with the relevant new rules, if any. In addition, we cannot guarantee that we will not be subject to greater regulatory scrutiny or subsequent interference by the Chinese government.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC enterprise. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including without limitation that (a) the Hong Kong enterprise must be the beneficial owner of the relevant dividends; and (b) the Hong Kong enterprise must directly hold no less than 25% share ownership in the PRC enterprise during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong enterprise must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by our WFOE to its immediate holding company, Yingxi HK. As of the date of this Form 10-K, we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. Yingxi HK intends to apply for the tax resident certificate when WFOE plans to declare and pay dividends to Yingxi HK.

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

Holding Foreign Company Accountable Act

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB determines that it cannot inspect or investigate completely our auditor.

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

Our auditor, Pan-China Singapore PAC, the independent registered public accounting firm that issued the audit report included in this Form 10-K, is subject to PCAOB inspections. Pan-China Singapore PAC is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. Therefore, we believe that, as of the date of this Form 10-K, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Common Stock to be materially and adversely affected.

On August 26, 2022, the PCAOB announced that it had signed the “Protocol” with the CSRC and the MOF, which governs inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol released by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it has completed a test inspection of two selected auditing firms in mainland China and Hong Kong and has voted to vacate its previous Determination Report, which concluded in December 2021 that the PCAOB could not inspect or investigate completely registered public accounting firms based in mainland China or Hong Kong. On December 23, 2022, the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022. It is possible that the PCAOB may reassess its determinations in the future, and it could determine that it is still unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. The Holding Foreign Companies Accountable Act and related regulations currently previously did not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such a future time, an exchange may determine to delist our securities.

Furthermore, on June 22, 2021, the U.S. Senate passed AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Common Stock, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

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

Our top customers accounted for a major portion of our total revenue for the years ended March 31, 2025 and 2024 and may materially adversely affect our financial condition and results of operations.

For the year ended March 31, 2025, one customer accounted for approximately 54.1% of the Company’s total garment manufacturing revenues. For the year ended March 31, 2024, two customers accounted for approximately 73.9% and 22.1%, respectively, of the Company’s total garment manufacturing revenues. For the year ended March 31, 2025, two customers accounted for approximately 16.7% and 14.3% of the Company’s total logistic services revenues. For the year ended March 31, 2024, one customer accounted for approximately 20.0% of the Company’s total logistic services revenues. However, our top customers are not obligated in any way to continue to provide us with new business in the future at a level similar to that in the past or at all. If any of our top customers reduce their orders with us or terminate their business relationship with our Group and if we are not able to secure orders of a comparable size from other customers as replacement, our business operations and financial performance may be materially and adversely affected.

We are exposed to concentration risk due to heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact our business and results of operation.

During the years ended March 31, 2025 and 2024, approximately 41.39% and 100.0% of total inventory purchases were from the Company’s five largest suppliers, respectively. Our business, financial condition and operating results depend on the continuous supply of products from our largest suppliers and our continuous supplier-customer relationship with them. Our heavy reliance on our largest suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

We engage third-party contractors to carry out logistics services. We endeavor to engage third-party companies with a strong reputation and track record, high performance reliability and adequate financial resources. However, any such third-party contractor may still fail to provide satisfactory logistics services at a level of quality or within the timeframe required by us or our customers. While we generally require our logistics contractors to fully reimburse us for any losses arising from delay in delivery or non-delivery, our results of operation and financial condition may be adversely affected if any of the losses are not borne by them. If the performance of any third-party contractor is not satisfactory, we may need to replace such contractor or take other remedial actions, which could adversely affect the cost structure and delivery schedule of our products and thus have a negative impact on our reputation, financial position and business operations. In addition, as we are expanding our business into other geographical locations in the PRC, there may be a shortage of third-party contractors that meet our quality standards and other selection criteria in such locations and, as a result, we may not be able to engage a sufficient number of high-quality third-party contractors in a timely manner, which may adversely affect our delivery schedules and delivery costs and hence our business, results of operations and financial conditions.

We may be exposed to concentration risk due to heavy reliance on third-party contractors for our logistic business, and any shortage of third-party contractors may significantly impact our business and results of operation.

The Company relied on a few subcontractors for our logistic business, in which the subcontracting fees to our largest contractor represented approximately 5.2% and 42.0% of total cost of revenues for our logistics service segment for the years ended March 31, 2025 and 2024, respectively. The decrease in subcontracting fee to the largest contractor was mainly due to decrease use of subcontractors. We have not experienced any disputes with our subcontractors, and we believe we maintain good relationships with our contract logistic service provider.

If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

We engaged subcontractors to carry out logistics services. Subcontracting fees for our logistics business for the year ended March 31, 2025 decreased to approximately $0.2 million from $1.5 million for the year ended March 31, 2024, representing an decrease of approximately 89.0%. Subcontracting fees accounted for 5.5% and 34.9% of our total logistics business revenue in the years ended March 31, 2025 and 2024, respectively.

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

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of March 31, 2025, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees.

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

On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an Form 10-K with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

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

Our auditor, Pan-China Singapore PAC, the independent registered public accounting firm that issued the audit report included in this Form 10-K, is subject to PCAOB inspections. Pan-China Singapore PAC is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. Therefore, we believe that, as of the date of this Annual Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our Common Stock to be materially and adversely affected.

There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this Form 10-K, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

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

Furthermore, as Article 177 is a recently promulgated provision and, as the date of this Form 10-K, there have not been implementing rules or regulations regarding the application of Article 177, so it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from Nasdaq or other applicable trading market within the US.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. This may result in delivery delays, malfunctioning of facilities or shutdown of logistic points. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our services. In the past, there was no significant disruption of operation at our production facilities and logistic points. However, we cannnot assure you that the production facilities and logistic points will always operate normally in the future.

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

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. For example, the PRC has proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. The Cybersecurity Review Measures that took effect from February 15, 2022 stipulate that an internet platform operator who possesses more than 1 million users’ personal information must report to the Office of Cybersecurity Review for a cybersecurity review when seeking listings in other nations.

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

Since the majority of our operations are located in the PRC, our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. As of the date of this Form 10K, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade on a U.S. or other foreign exchange. The business of our subsidiaries until this Form 10K are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. However, there remains uncertainty as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. Any non-compliance could result in penalties or other significant legal liabilities.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in this Form 10-K include audit documentation located in the PRC. Our Common Stocks may be delisted or prohibited from being traded over-the-counter under the HFCAA if the PCAOB is unable to inspect our audit documentation located in mainland China and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. The delisting or the cessation of trading of our Common Stocks, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB.

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

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by mainland China and Hong Kong authorities in those jurisdictions, and identifies the registered public accounting firms in mainland China and Hong Kong that are subject to such determinations. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. The auditor of the Company, Pan-China Singapore PAC, is not among the auditor firms listed on the determination list issued by the PCAOB, which notes all of the auditor firms that the PCAOB is not able to inspect.

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

We accept the payment for services in Chinese Yuan (CNY or RMB), Hong Kong Dollars (HKD), and U.S. Dollars (USD). Therefore, foreign exchange fluctuations may influence our business in unpredictable ways.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2016 and 2017, the value of the Renminbi depreciated approximately 7.2% and appreciated 6.3% against the U.S. dollar, respectively. From April 2024 through the end of March 2025, the value of the Renminbi depreciated by approximately 1.2% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

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

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through the operating companies established in the PRC, primarily YX, our wholly owned subsidiary and its subsidiaries. We are a holding company and do not directly own any substantive business operations in China. Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, one of our PRC Subsidiaries, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities or the local bank may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

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

In the event that our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, the broker/dealer must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

The market price of our Common Stock may be subject to fluctuation and you could lose all or part of your investment.

Our Common Stock was first offered publicly in our IPO in August 2022 at a price of $5.00 per share, and our Common Stock has subsequently traded as high as $656.54 per share and as low as $0.78 per share as of the date of this Form 10-K. The market price of our Common Stock on the Nasdaq Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our Common Stock and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

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

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)	Expiration date
Manufacturing factory	Room 501, No. 5 Luotang Road, Dongcheng District, Dongguan, Guangdong, PRC	4,400	600	December 31, 2027

Principal Office	Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen, Guangdong, China	82,000	303	July 31, 2025

Additional office	No. 41-46, Building D, Block B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	45,600	720	August 10, 2025

Warehouse and additional office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	30,250	605	May 31, 2026	(1)

(1)	The Company has been negotiating on the renewal of the lease agreement for the property, and is currently continuing to use this property after expiry of the previous lease agreement.

We also have 114 logistics points and they are located in 10 provinces and 2 municipalities in the PRC.

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

Holders of Our Common Stock

10,090,963 shares of Common Stock were issued and outstanding as of June 29, 2025. They were held by a total of 453 shareholders of record. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There is no redemption or sinking fund provisions applicable to the Common Stock.

Transfer Agent

The transfer agent for the Common Stock is Transfer Online, Inc. The transfer agent’s address is 512 SE Salmon St., Portland, OR 97214, and its telephone number is +1 (503) 227-2950.

Dividends

No cash dividends were paid on our shares of Common Stock during the fiscal year ended March 31, 2025 and March 31, 2024. We have not paid any cash dividends since October 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 28, 2024, our Board adopted our 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which was approved by our shareholders at our annual shareholders meeting on June 28, 2024. The 2024 Equity Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to officers, directors (including independent directors), employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The shares covered by the 2024 Equity Incentive Plan are 1,345,000 shares.

As of June 29, 2025, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2025 and 2024 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three main segments: garment manufacturing, logistics services, and property management and subleasing.

Unless the context otherwise requires, all references in this Form 10-K to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant,” the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (ix) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (x) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“PRC Subsidiaries” refers to, collectively, (i) Qianhai Yingxi Textile & Garments Co., Ltd.; (ii) Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), (iii) Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), (iv) Dongguan Yushang Clothing Co., Ltd (“YS”); (v) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (vi) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (vii) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (viii) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and timely meet the delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”), Dongguan Yushang Clothing Co., Ltd (“YS”) and Dongguan Aotesi Garments Co., Ltd., (“AOT”), which are located in the Guangdong province, China.

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through three wholly owned subsidiaries, namely Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”) and Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) which are located in the Guangdong province, China.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistics system and to build a nationwide delivery and courier network in China. As of March 31, 2025, we provide logistics services to over 44 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2025.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment is to integrate resources in shopping mall, develop e-commerce bases and the Internet celebrity economy together to drive to increase the value of the stores in the area. We conduct the business through a wholly owned subsidiary acquired in September 2023, namely Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Results of Operations for the years ended March 31, 2025 and 2024

The following tables summarize our results of operations for the years ended March 31, 2025 and 2024. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	2025		2024		Changes in 2025 compared to 2024	% Change
	(In U.S. dollars, except for percentages)
Revenue	$4,180,914	100.0%	$5,153,753	100%	$(972,839)	(18.9)%
Cost of revenues	(3,546,657)	(84.8)%	(4,038,668)	(78.4)%	492,011	(12.2)%
Gross profit (loss)	634,257	15.2%	1,115,085	21.6%	(480,828)	(43.1)%
Operating expenses	(2,451,227)	(58.6)%	(2,246,281)	(43.6)%	(204,946)	9.1%
Loss from operations	(1,816,970)	(43.5)%	(1,131,196)	(21.9)%	(685,774)	60.6%
Other income, net	212,391	5.1%	(307,577	(6.0)%	519,968	(169.1)%
Fair value gain or loss	(2,339,448)	(56.0)%	1,986,886	38.6	(4,326,334)	(217.7)%
Net finance cost	(1,145,522)	(27.4)%	(3,645,926)	(70.7)	2,500,404	(68.6)%
Income tax expense	(4,649)	(0.1)%	(11,605)	(0.2)%	6,956	(59.9)%
Net income	$(5,094,198)	(121.8)%	$(3,109,418	(60.3)%	$(1,984,780)	63.8%

Revenue

Total revenue for the year ended March 31, 2025 significantly decreased by approximately $1.0 million, or approximately 18.9%, as compared with the year ended March 31, 2024. The decrease was mainly due to the decrease of revenue from the logistics services business.

Revenue generated from our garment manufacturing business contributed approximately $0.3 million, or approximately 6.8%, of our total revenue for the year ended March 31, 2025. Revenue generated from the segment contributed approximately $0.2 million, or approximately 4.5%, of our total revenue for the year ended March 31, 2024. The low amount of sales was mainly due to insufficient customer volume, we cannot receive as large order quantity from remaining customers as before while new developed customer still at the start stage.

Revenue generated from our logistics services business contributed approximately $3.0 million, or approximately 72.2%, of our total revenue for the year ended March 31, 2025. Revenue generated from the segment contributed approximately $4.3 million, or approximately 84.3%, of our total revenue for the year ended March 31, 2024. The decrease of approximately $1.3 million was mainly due to market volatility.

Revenue generated from our property management and subleasing business contributed approximately $0.9 million, or approximately 21.0%, of our total revenue for the year ended March 31, 2025. Revenue generated from our property management and subleasing business contributed approximately $0.6 million, or approximately 11.3%, of our total revenue for the year ended March 31, 2024. The increase of approximately $0.3 million was mainly due to improved rental rate.

Cost of revenue

	2025		2024		Increase (decrease) in 2025 compared to 2024	% Change
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$283,042	100.0%	$229,539	100.0%	$53,503	23.3%
Raw materials	140,507	49.6%	33,466	14.6%	107,041	319.9%
Labor	72,134	25.5%	130,231	56.7%	(58,097)	(44.6)%
Other and Overhead	16,522	5.8%	2,298	1.0%	14,224	619.0%
Total cost of revenue for garment manufacturing	229,163	81.0%	165,995	72.3%	63,168	38.1%
Gross profit for garment manufacturing	53,879	19.0%	63,544	27.7%	(9,665)	(15.2)%

Net revenue for logistics services	3,018,325	100.0%	4,342,326	100.0%	(1,324,001)	(30.5)%
Fuel, toll and other cost of logistics services	1,801,302	59.7%	1,881,755	43.3%	(80,453)	(4.3)%
Subcontracting fees	166,488	5.5%	1,513,533	34.9%	(1,347,045)	(89.0)%
Total cost of revenue for logistics services	1,967,790	65.2%	3,395,288	78.2%	(1,427,498)	(42.0)%
Gross Profit for logistics services	1,050,535	34.8%	947,038	21.8%	103,497	10.9%

Net revenue for property management and subleasing	879,547	100.0%	581,888	100.0%	297,659	51.2%
Total cost of revenue for property management and subleasing	1,349,704	153.5%	473,500	81.4%	876,204	185.0%
Gross (loss) Profit for property management and subleasing	(470,157)	(53.5)%	108,388	18.6%	(578,545)	(533.8)%

Net revenue for corporate and others	-		-		-	(100.0)%
Other and Overhead	-		3,885		(3,885)	(82.7)%
Total cost of revenue for corporate and others	-		3,885		3,885	(100.0)%
Gross profit for corporate and others	-)		(3,885)		(3,885)	(100.0)%

Total cost of revenue	$3,546,657	84.8%	$4,038,668	78.4%	$4,038,668	(12.2)%
Gross profit	$634,257	15.2%	$1,115,085	21.6%	$1,115,085	(43.1)%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw materials cost for our garment manufacturing business was approximately 49.6% of our total garment manufacturing business revenue in the year ended March 31, 2025, as compared with approximately 14.6% in the year ended March 31, 2024. The increase in raw materials cost for our garment manufacturing business was mainly due to increase of manufacturing during the year.

Labor costs for our garment manufacturing business were approximately 25.5% of our total garment manufacturing business revenue in the year ended March 31, 2025, as compared with 56.7% in the year ended March 31, 2024. The decrease in labor costs for our garment manufacturing business was mainly due to the decrease of sub-contracting business in AOT.

Overhead and other expenses for our garment manufacturing business accounted for approximately 5.8% and 1.0% of our total garment manufacturing business revenue for the years ended March 31, 2025 and 2024, respectively.

For our logistic services business, we outsource some of the business to our subcontractors. Our subcontractors are contract logistic service providers. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 5.2% and 42.0% of total cost of revenues for our logistics services segment for the years ended March 31, 2025 and 2024, respectively. The decrease in subcontracting fee to the largest contractor was mainly to decrease use of subcontractors. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our logistics business for the year ended March 31, 2025 was approximately $1.8 million, as compared with $1.9 million for the year ended March 31, 2024. Fuel, toll and other costs for our logistics business accounted for approximately 59.7% of our total service revenue for the year ended March 31, 2025, as compared with approximately 43.3% for the year ended March 31, 2024.

Subcontracting fees for our logistics business for the year ended March 31, 2025 decreased to approximately $0.2 million from $1.5 million for the year ended March 31, 2024, representing an decrease of approximately 89.0%. Subcontracting fees accounted for 5.5% and 34.9% of our total logistics business revenue in the years ended March 31, 2025 and 2024, respectively.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the year ended March 31, 2025 was $1.3 million, approximately 153.5% of our total property management and subleasing business revenue, as compared with $0.5 million, approximately 81.4% of total property management and subleasing business revenue for the year ended March 31, 2024.

Gross profit

Gross profit of garment manufacturing business for the year ended March 31, 2025 was approximately $53,879, as compared with approximately $63,544 for the year ended March 31, 2024. Gross profit ratio was approximately 19.0% of revenue of the segment, as compared with approximately 27.7% for the year ended March 31, 2024.

Gross profit of our logistics services business for the year ended March 31, 2025 was approximately $1.1 million and gross profit ratio was approximately 34.8%. Gross profit of the segment for the year ended March 31, 2024 was approximately $0.9 million and gross profit ratio was approximately 21.8%. The increase in the gross profit ratio was mainly because less subcontractor used

Gross loss of our property management and subleasing business for the year ended March 31, 2025 was approximately $0.5 million, representing approximately (53.5)% of our total property management and subleasing business revenue. Gross profit in our property management and subleasing business for the year ended March 31, 2024 was $0.1 million, or 18.6% of our total property management and subleasing business revenue.

					Changes in 2025
	2025		2024		compared to 2024
	(In U.S. dollars, except for percentages)
Gross profit	$634,257	100%	$1,115,085	100%	(480,828)	(43.1)%
Operating expenses:
Selling expenses	(393,226)	(62.0)%	(130,603)	(11.7)%	(262,623)	201.1%
General and administrative expenses	(2,058,001)	(324.5)%	(2,115,678)	(189.7)%	57,677	(2.7)%
Total	$(2,451,227)	(386.5)%	$(2,246,281)	(201.4)%	(204,946)	9.1%
Loss from operations	$(1,816,970)	(286.5)%	$(1,131,196)	(101.4)%	(685,774)	60.6%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our property management and subleasing business. It was $264,270 for property management and subleasing business and $128,956 for garments manufacturing business for the year ended March 31, 2025. It was approximately $83,987 for property management and subleasing business and $46,617 for garments manufacturing business for the year ended March 31, 2024. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing segment for the years ended March 31, 2025 and 2024 were approximately $25,638 and $160,800, respectively. Our general and administrative expenses in our logistics services segment for the year ended March 31, 2025 and 2024 was approximately $800,820 and $766,960, respectively. The general and administrative expenses in our property management and subleasing business were approximately $220,021 and $310,134 for the years ended March 31, 2025 and 2024. Our general and administrative expenses in our corporate office for the years ended March 31, 2025 and 2024 were approximately $1,011,522 and $961,771, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2025 decreased approximately 2.7% to approximately $2.06 million from approximately $2.12 million for the year ended March 31, 2024.

Loss from operations

Loss from operations for the years ended March 31, 2025 and 2024 was approximately $1.8 million and $1.1 million, respectively. Loss from operations of approximately $100,715 and $143,872 was attributed from our garment manufacturing segment for the years ended March 31, 2025 and 2024, respectively. Income from operations of approximately $249,160 and $179,450 was attributed from our logistics services segment for the years ended March 31, 2025 and 2024, respectively. Loss from operations of $954,448 and $201,746 was attributed from our property management and subleasing business for the years ended March 31, 2025 and 2024. We incurred general and administrative expenses in corporate office of approximately $1,010,967 and approximately $965,028 for the years ended March 31, 2025 and 2024, respectively.

Income Tax Expenses

Income tax expense for the years ended March 31, 2025 and 2024 was $4,649 and $11,605, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2025 and 2024.

WFOE and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as WFOE and YX had no taxable income for the years ended March 31, 2025 and 2024.

Yingxi’s operating companies are governed by the Income Tax Laws of the PRC and subject to progressive EIT rate from 5% to 15% in year ended March 31, 2025. The preferential tax rates will be expired at the end of year 2025. Income taxes of the PRC companies were $4,649 and $11,605 for the year ended March 31, 2025 and 2024, respectively.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2025 and 2024.

Net Profit

We incurred a net loss of approximately $5.1 million and a net loss of approximately $3.1 million for the years ended March 31, 2025 and 2024, respectively. Our basic and diluted loss per share were $0.85 and $0.71 for the year ended March 31, 2025 and 2024, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2025 and 2024 is as follows:

	2025	2024
	(In U.S. dollars)
Net cash provided by (used in) operating activities	$816,001	$(411,473)
Net cash (used in) provided by investing activities	$(205,811)	$90,731
Net cash (used in) provided by financing activities	$(1,102,141)	$521,704

Net cash provided by operating activities in the year ended March 31, 2025 increased by approximately $1.1 million compared with that of the year ended March 31, 2024. It was mainly because the net loss adjusted to cash used in operating activities of fiscal year ended March 31, 2025 was approximately $0.6 million less than the amount of the fiscal year ended March 31, 2024. The movement of operating assets and liabilities of the year ended March 31, 2025 resulted in cash inflow of approximately $0.8 million compared to cash inflow of approximately $0.3 million in the movement of operating assets and liabilities of the year ended March 31, 2024. We aim to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities for the year ended March 31, 2025 was approximately $0.3 million more than cash used in investing activities for the year ended March 31, 2024. It was mainly because in the year ended March 31, 2024, there was $0.2 million cash from newly acquired subsidiary.

Net cash used in financing activities for the year ended March 31, 2025 was approximately $1.6 million more than the year ended March 31, 2024. In the year ended March 31 2025, the Company had receipt the proceeds of $0.6 million from issuance of Common Stock, payment of $0.5 million for redemption of convertible debt, net cash advance of $1.4 million to related parties and net cash from bank loans of $0.2 million. During the year ended March 31, 2024, the Company had receipt of $4.5 million cash released from restricted cash, net cash inflow of $0.3 million from bank loans, payment of $0.4 million of issuance cost of convertible debts, and net cash advance to related parties of $3.9 million.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, we had cash on hand of approximately $0.3 million and restricted cash of approximately $2.8 million, total current assets of approximately $29.8 million and current liabilities of approximately $4.0 million. We presently finance our operations primarily from cash flows from revenue, fund raising from our IPO proceeds and capital contributions from our chief executive officer, Mr. Hong Zhida (the “CEO”).

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the CEO has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in the mainland China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In last year, RMB depreciated against the U.S. dollar. As of March 31, 2025, the market foreign exchange rate had decreased to RMB7.26 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the years ended March 31, 2025 and 2024 was $48,135 and $82,490, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Addentax Group Corp. (the “Company”) as of March 31, 2025, and 2024, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for the year ended March 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and 2024, and the result of its operations and its cash flow for year then ended March 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2(b) to the consolidated financial statements, the Company has incurred operating losses for the past two financial years, which raises concerns about the Company’s ability to continue as a going concern. These conditions indicate that a material uncertainty exists that raise substantial doubt on the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note2(b) in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Going concern

Description of the Matter

As described in Note 2(b) to consolidated financial statements, the Company has a history of operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has relied principally on both operational sources of cash and non-operational sources of equity and debt financing to fund its operations and business development. The Company’s ability to continue as a going concern depends on management’s ability to successfully execute its business plan which includes increasing the utilization rate of existing staff and potential financing from public market or private placement. However, there is no assurance that the measures above can be achieved as planned.

This significant unusual situation is a critical audit matter as it relates to a material disclosure of going concern and involved complex estimation by management.

How we Addressed the Matter in Our Audit

Our principal audit procedures included, among others:

●	Obtaining an understanding, and evaluating management’s assessment on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time;

●	Assessing the management’s plans and obtaining sufficient appropriate audit evidence to determine whether or not substantial doubt can be alleviated or still exists;

●	Reviewing the relevant disclosures to the consolidated financial statements.

/s/ Pan-China Singapore PAC (6255)
Chartered Accountants
Singapore
June 30, 2025

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2025	March 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$324,953	$816,186
Restricted cash	2,750,000	2,750,000
Accounts receivables	929,817	2,106,451
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	166,874	63,505
Other receivables	3,638,347	1,922,996
Advances to suppliers	198,494	1,009,362
Amount due from related party	4,283,129	3,012,892
Total current assets	29,791,614	29,181,392

NON-CURRENT ASSETS
Plant and equipment, net	387,997	568,854
Operating lease right of use asset	18,722,277	19,796,564
Long-term prepayment	265,449	291,938
Long-term receivables	-	2,500,000
Total non-current assets	19,375,723	23,157,356
TOTAL ASSETS	$49,167,337	$52,338,748

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$640,878	$440,671
Accounts payable	53,199	359,488
Related party borrowings	161,594	1,146,745
Advances from customers	332,492	202,567
Accrued expenses and other payables	1,858,198	1,372,962
Lease liabilities, current portion	905,958	1,059,497
Total current liabilities	3,952,319	4,581,930

NON-CURRENT LIABILITIES
Convertible debts	2,900,160	2,684,697
Derivative liabilities	2,772,350	287,955
Lease liability, net of current portion	17,810,700	18,737,066
Total non-current liabilities	23,483,210	21,709,718
TOTAL LIABILITIES	27,435,529	26,291,648

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 6,043,769 and 5,383,769 shares issued and outstanding as of March 31, 2025 and 2024, respectively)	$6,044	$5,384
Additional paid-in capital	35,240,981	34,510,869
Statutory reserve	37,422	37,020
Accumulated deficits	(13,663,790)	(8,569,190)
Accumulated other comprehensive income	111,151	63,017
Total equity	21,731,808	26,047,100
TOTAL LIABILITIES AND EQUITY	$49,167,337	$52,338,748

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	2025	2024
REVENUES	$4,180,914	$5,153,753

COST OF REVENUES	(3,546,657)	(4,038,668)

GROSS PROFIT	$634,257	$1,115,085

OPERATING EXPENSES
Selling and marketing	(393,226)	(130,603)
General and administrative	(2,058,001)	(2,115,678)
Total operating expenses	$(2,451,227)	$(2,246,281)

LOSS FROM OPERATIONS	(1,816,970)	(1,131,196)

Change in fair value of warrants and embedded conversion feature	(2,339,448)	1,986,886
Interest income	1,321	6,877
Interest expenses	(1,146,843)	(3,652,803)
Other income (expenses), net	212,391	(307,577)

LOSS BEFORE INCOME TAX EXPENSE	$(5,089,549)	$(3,097,813

Income tax expense	(4,649)	(11,605)

NET LOSS	(5,094,198)	(3,109,418)
Foreign currency translation gain	48,133	82,490
TOTAL COMPREHENSIVE LOSS	$(5,046,065)	$(3,026,928)

EARNING PER SHARE
Basic and diluted	$(0.85)	$(0.71)
Weighted average number of shares outstanding – Basic and diluted	5,993,139	4,387,187

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	Common Stock		Additional	Retained earnings		Accumulated other	Total
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Equity (Deficit)
BALANCE AT MARCH 31, 2023	35,454,670	$35,455	$29,528,564	$(5,451,209)	$28,457	$(19,473)	$24,121,794

Issuance of common stocks before reversed split	1,940,750	1,941	(1,941)	-	-	-	-
Reverse stock split	(33,655,878)	(33,656)	33,656
New shares for round up of fragmental shares	39	0	0	-	-	-	-
Issuance of new shares after reversed split	1,644,188	1,644	(1,644)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	4,952,234	-	-	-	4,952,234
Appropriation of Statutory reserve	-	-	-	(8,563)	8,563	-	-
Foreign currency translation	-	-	-	-	-	82,490	82,490
Net income for the year	-	-	-	(3,109,418)	-	-	(3,109,418)
BALANCE AT MARCH 31, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100

Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Appropriation of Statutory reserve	-	-	-	(402)	402	-	-
Foreign currency translation	-	-	-	-	-	48,134	48,134
Net income for the year	-	-	-	(5,094,198)	-	-	(5,094,198)
BALANCE AT MARCH 31, 2025	6,043,769	$6,044	$35,240,981	$(13,663,790)	$37,422	$111,151	$21,731,808

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,094,198)	$(3,109,418)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,671,157	951,646
Amortization of debt discount	1,092,871	3,616,952
Investment income	(330,000)	(218,750)
Fair value (gain) or loss	2,339,448	(1,986,886)
(Gain)/Loss on debts extinguishment	(62,200)	697,318
Gain on bargain purchase	-	(996)
Loss from sale of property and equipment	73,236	-
Loss on disposal of subsidiary	334,135	-
Changes in operating assets and liabilities:
Accounts receivable	767,233)	(247,562)
Inventories	(112,228)	222,023
Advances to suppliers	72,234	271,713
Other receivables	1,129,468	(259,260)
Accounts payables	(306,289)	91,987
Accrued expenses and other payables	(888,791)	(551,039)
Advances from customers	129,925	110,799
Net cash provided by (used in) operating activities	$816,001	$(411,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(197,592)	(135,431)
Cash acquired from subsidiary	-	226,162
Cash decreased in disposal of subsidiaries	(8,219)	-
Net cash (used in) provided by investing activities	$(205,811)	$90,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	169,158	2,968,654
Repayment of related party borrowings	(301,522)	(4,689,583)
Cash advance to related parties	(3,817,099)	(2,154,759)
Repayment from related parties	2,568,167	-
Proceeds from bank borrowings	1,016,440	662,026
Repayment of bank borrowings	(797,795)	(352,134)
Restricted cash	-	4,500,000
Payment of issuance cost of convertible notes	-	(412,500)
Payment for redemption of convertible debts	(586,290)	-
Proceeds from issuance of common stocks	646,800	-
Net cash (used in) provided by financing activities	$(1,102,141)	$521,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(491,951)	200,962
Effect of exchange rate changes on cash and cash equivalents	718	52,513
Cash and cash equivalents, beginning of year	816,186	562,711
CASH AND CASH EQUIVALENTS, END OF YEAR	$324,953	$816,186

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	52,617	25,562
Cash paid during the year for income tax	4,649	11,605
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	-	20,146,774

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

1. ORGANIZATION AND BUSINESS ACQUISITIONS

ATXG and its subsidiaries (the “Company”) are engaged in the business of garments manufacturing, providing logistic services, property leasing and management service in the People’s Republic of China (“PRC” or “China”).

As of March 31, 2025, the Company’s principal subsidiaries consisted of the following entities:

Name of entity	Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group in 2025	% of effective ownership interest held by the Group in 2024
Yingxi Industrial Chain Group Co., Ltd. (“Yingxi Seychelles”)	Republic of Seychelles	Investment holding	Addentax Group Corp.	100%	100%
Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”)	Hong Kong SAR	Investment holding	Yingxi Industrial Chain Group Co., Ltd.	100%	100%
Qianhai Yingxi Textile & Garments Co., Ltd. (“WFOE”)	P. R. China	Investment holding	Yingxi Industrial Chain Investment Co., Ltd.	100%	100%
Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd. (“YX”)	P. R. China	Investment holding	Qianhai Yingxi Textile & Garments Co., Ltd.	100%	100%
Dongguan Heng Sheng Wei Garments Co., Ltd. (“HSW”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Yushang Clothing Co., Ltd. (“YS”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Aotesi Garments Co.,Ltd. (“AOT”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Xin Kuai Jie Transportation Co., Ltd. (“XKJ”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Peng Fa Logistic Co., Ltd. (“PF”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Hongxiang Commercial Co., Ltd. (“HX”)	P. R. China	Property Management & Subleasing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%

2. BASIS OF PRESENTATION

(a) Basis of Accounting

The accompanying consolidated financial statements of the Company and its subsidiaries are prepared pursuant to the rules and regulations of the U.S Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). All material inter-company accounts and transactions have been eliminated in consolidation.

(b) Going Concern

The Group has a history of operating losses, $5,094,198 and $3,109,418 and for the years ended March 31, 2025 and 2024. These conditions raise substantial doubt about the Group’s ability to continue as a going concern.

Historically, the Group has relied principally on both operational sources of cash and non-operational sources of equity and debt financing to fund its operations and business development. The Group’s ability to continue as a going concern depends on management’s ability to successfully execute its business plan which includes increasing the utilization rate of existing staff and potential financing from public market or private placement. However, there is no assurance that the measures above can be achieved as planned. Nevertheless, management prepared the consolidated financial statements assuming the Group will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has derivative liabilities, embedded conversion feature and warrants that are not traded in an active market with readily observable quoted prices, and therefore the Company used significant unobservable inputs (Level 3) to measure the fair value of these options and derivative liabilities at inception and at each subsequent balance sheet date. The change in fair value is recognized in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2025.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2025 and 2024.

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

The loss allowance is calculated on a collective basis for all trade and other receivables in totality. An impairment gain or loss is recognized in profit or loss with a corresponding adjustment to the carrying amount of account receivables, through use of a loss allowance account. The impairment loss is included in operating expenses as a movement in credit loss allowance. Allowance for doubtful accounts was $49,457 and Nil for the years ended March 31, 2025 and 2024.

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

There is no change in the accounting policies for the year ended March 31, 2025.

(f) Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No write-downs for obsolete finished goods for the years ended March 31, 2025 and 2024.

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

There was no impairment of long-lived assets as of March 31, 2025 and 2024.

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

Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to ordinary shareholders, as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of unvested restricted shares, Common Stock issuable upon the exercise of outstanding share options using the treasury stock method, and Common Stock issuable upon the conversion of convertible note, option and preferred shares using the if converted method. Ordinary equivalent shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive.

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

The Company has a history of tax losses and there is no convincing evidence that sufficient taxable income will be available against which the deferred tax asset can be utilized, therefore, the Company does not recognize any tax benefits for the year ended March 31, 2025 and 2024.

The Company’s Chinese subsidiaries are governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended March 31, 2025 and 2024. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatments.

The U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax benefit nor expense was recorded relating to the Tax Act changes for the years ended March 31, 2025 and 2024.

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

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY, ceased to be related party at August 31, 2024 when YBY was disposed of.
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances at the end of the years:

Amount due from related party	2025	2024
Hong Zhida (1)	2,856,262	2,154,759
Bihua Yang (2)	1,426,867	858,133
	$4,283,129	$3,012,892

Related party borrowings	2025	2024
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$39,174	$170,967
Dewu Huang (3)	-	864,599
Jinlong Huang	122,420	111,179
	$161,594	$1,146,745

(1)	The increase of related party from Hong Zhida was short term loan to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During year ended March 31, 2025, the Company received financial support of approximately $0.8 million from Yang Bihua and provided a short term loan of approximately $1.3 million to Yang Bihua.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease is because YBY was disposed of in August 2024.

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

7. DEBT SECURITIES HELD-TO-MATURITY

	March 31, 2025	March 31, 2024

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note is $17,500,000. The note is renewable with one-year tenor on August 23, 2023 and 2.5% p.a. coupon. As of March 31, 2025 and 2024, the coupon receivable is $437,500 and $437,500, respectively. On August 23, 2024, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Hong Zhida.

8. INVENTORIES

Inventories consist of the following as of March 31, 2025 and 2024:

	2025	2024
Raw materials	$10,623	$20,947
Finished goods	156,251	42,558
Total inventories	$166,874	$63,505

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

10. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of March 31, 2025 and 2024:

	2025	2024
Prepayment	50,590	34,693
Deposit	722,035	741,465
Receivable of consideration on disposal of subsidiaries	-	152,882
Coupon receivable of matured debt security (Note)	-	437,500
Other receivables	365,722	556,456
	$1,138,347	$1,922,996

Note: The coupon receivable of the debt security held-to-maturity was transferred together with the principal to a third party. It is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., a company controlled by our CEO, Mr. Hong Zhida (Note 7).

11. PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2025 and 2024:

	2025	2024
Production plant	$103,242	$105,738
Motor vehicles	734,990	1,047,121
Office equipment	52,194	52,486
	890,426	1,205,345
Less: accumulated depreciation	(502,429)	(636,491)
Plant and equipment, net	$387,997	$568,854

Depreciation expense for the years ended March 31, 2025 and 2024 was $119,187 and $114,539, respectively.

12. LONG-TERM RECEIVABLES

The Company entered into a long-term loan agreement with an independent third party in September 2022. The principal to the borrower is $2.5 million. The loan is interest free and will be expired in August 2025. It was reclassified to Other Receivables at March 31, 2025.

13. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $137,729 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2025, the Company has borrowed $130,051 (RMB944,255) (March 31, 2024: $130,779, or RMB944,255) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,239,561 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. As of March 31, 2025, the Company has borrowed $406,300 (RMB2,950,000) (March 31, 2024: $110,799) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will be expired on February 1, 2026.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $68,864 (RMB500,000) for daily operations. As of March 31, 2025, the Company has borrowed $25,824 (RMB187,500) (March 31, 2024: RMB437,500) under this line of credit with annual interest rate of 6.72%. The loan facility will be expired on December 26, 2025.

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $137,729 (RMB1,000,000) for daily operations. As of March 31, 2025, the Company has borrowed $78,702 (RMB571,429) (March 31, 2024: $138,500) under this line of credit with annual interest rate of 8.244%. The loan facility will be expired on March 22, 2026.

14. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2025 and 2024.

YX were incorporated in the PRC and is subject to an EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2025 and 2024.

All Yingxi’s operating companies were governed by the Income Tax Laws of the PRC and subject to progressive EIT rates from 5% to 15% in 2025 and 2024. The preferential tax rate will be expired at end of year 2025 and the EIT rate will be 25% from year 2025. Income taxes of the PRC companies were $4,649 and $11,605 for the year ended March 31, 2025 and 2024, respectively.

The Company’s parent entity, Addentax Group Corp. is a U.S entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2025 and 2024.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2025	2024
PRC statutory tax rate	25%	25%
Computed expected (expenses) benefits	$(1,189,972)	$(774,454)
Temporary differences	101,036	74,805
Permanent difference	43,506	34,726
Changes in valuation allowance	1,050,079	676,528
Reported income tax expense	$4,649	$11,605

As of March 31, 2025, the accumulated tax losses in China amounting to $2.5 million (2024: $2.3 million) will expire in five years. As of March 31, 2025, the accumulated net operating loss carried forward in the US entity was $10.5 million (2024: $6.9 million).

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of PF enjoyed the preferential VAT rate of 3% in 2025 and 2024. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

15. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services;

(c)	Property management and subleasing. Providing shops subleasing and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and other”.

Selected information in the segment structure is presented in the following tables:

	Year ended March 31,
Revenues from external customers	2025	2024
Garments manufacturing segment	283,042	229,539
Logistics services segment	3,018,325	4,342,326
Property management and subleasing	879,547	581,888
Total of reportable segments	4,180,914	5,153,753
Corporate and other	-	-
Total consolidated revenue	$4,180,914	$5,153,753

Income (loss) from operations by segment for year ended March 31, 2025 and 2024 are as follows:

	Year ended March 31,
	2025	2024
Garments manufacturing segment	(100,715)	(143,872)
Logistics services segment	249,160	179,450
Property management and subleasing	(954,448)	(201,746)
Total of reportable segments	$(806,003)	(166,168)
Corporate and other	(1,010,967)	(965,028)
Total consolidated loss from operations	(1,816,970)	(1,131,196)

Depreciation and amortization by segment for year ended March 31, 2025 and 2024 are as follows:

	Year ended March 31,
	2025	2024
Garments manufacturing segment	6,754	1,575
Logistics services segment	101,888	315,657
Property management and subleasing	9,214	5,421
Total of reportable segments	$117,856	322,653
Corporate and other	1,331	6,294
Total consolidated depreciation and amortization	$119,187	328,947

Financial cost by segment for year ended March 31, 2025 and 2024 are as follows:

	Year ended March 31,
	2025	2024
Garments manufacturing segment	78	6,822
Logistics services segment	53,066	28,728
Property management and subleasing	152	19
Total of reportable segments	$53,296	35,569
Corporate and other	1,093,547	3,617,234
Total consolidated financial cost	$1,146,843	3,652,803

Total assets by segment as of March 31, 2025 and March 31, 2024 are as follows:

Total assets	March 31, 2025	March 31, 2024
Garment manufacturing segment	$238,981	$1,357,761
Logistics services segment	3,167,654	3,231,492
Property management and subleasing	19,855,305	20,931,431
Total of reportable segments	23,261,939	25,520,684
Corporate and other	25,905,398	26,818,064
Consolidated total assets	$49,167,337	$52,338,748

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Year ended March 31,
	2025	2024
Revenues	-	-
China	4,180,914	5,153,753

	March 31, 2025	March 31, 2024
Long-Lived Assets
China	19,375,723	23,157,356

16. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2025 and 2024:

	2025	2024
Accrued wages and welfare	56,479	92,658
Accrued expenses	84,573	84,627
Other tax payable	20,781	26,232
Rental payable	26,072	24,487
Interest payable	31,426	31,602
Customers’ deposits	395,181	498,346
Other payables	1,243,686	615,010
	$1,858,198	$1,372,962

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of March 31, 2025, the balance of the Warrant was approximately $1.0 million.

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature is bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of March 31, 2025, the fair value of the conversion option was $1.4 million.

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

The movement of the Company’s convertible notes obligations were as the following for the year ended March 31, 2025 and 2024:

	Year ended March 31,
	2025	2024
Carrying value – beginning balance	$2,684,697	$11,219,519
Converted to Common Stock	(82,642)	(4,233,356)
Redemption	(544,706)	(5,687,055)
Amortization of debt discount	823,058	2,746,796
Deferred debt discount and cost of issuance	(250,061)	(2,231,363)
Interest charge	269,814	870,156
Carrying value – ending balance	$2,900,160	$2,684,697

During the year ended March 31 2025 and 2024, approximately $82,642 and 5.2 of the convertible notes was converted into approximately 132,994 and 3.7 Common Stock, with average effective conversion price of $0.6214 and $1.4044 per share, respectively.

On July 13, 2023, the Company entered into a Waiver and Ratification Agreement with one of the holders of the Convertible Note. According to the agreement, the holder redeemed the full amount of $7.5 million for the Convertible Note and irrevocably waives any past, present or future claims, rights and obligations under the Convertible Note.

On July 3, 2024, the Company and the investor to the outstanding Note entered into an amendment to the Note, whereby the Note’s maturity date has been extended to July 4, 2025. No other provision of the Note was amended and the Note continues in full force and effect.

The Company’s derivative liabilities were as the following for the year ended March 31, 2025 and 2024:

	Year ended March 31,
	2025		2024
Derivative liabilities –Warrants	$		$
Beginning balance		251,657		2,013,261
Marked to the market		738,195		(1,761,604)
Ending fair value		989,852		251,657

Derivative liabilities – Embedded conversion feature
Beginning balance		36,298		277,222
Converted to Common Stock		(1,330)		(718,879)
Remeasurement on change of convertible price		248,217		1,818,864
Redemption		(103,786)		(1,115,627)
Marked to the market		1,603,098		(225,282)
Ending fair value		1,782,498		36,298

Total Derivative fair value at end of period		$2,772,350		$287,955

18. LEASES

As a lessee

Right-of-use asset and lease liabilities

The Company implemented a new accounting policy according to the ASC 842, Leases, on April 1, 2019 on a modified retrospective basis and did not restate comparative periods. Under the new policy, the Company recognized approximately $0.06 million lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of March 31, 2025, with discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its sublease and property management services business for 16 years with an option to extend the lease.

The following table summarizes the components of lease expense:

	2025	2024

Operating lease cost	993,600	699,998
Short-term lease cost	131,520	131,679
	1,125,120	831,677

The following table summarizes supplemental information related to leases:

	2025	2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$1,125,120	$831,677
Right-of-use assets obtained in exchange for new operating leases liabilities	-	20,146,774
Weighted average remaining lease term - Operating leases (years)	13.5	14.4
Weighted average discount rate - Operating leases	4.90%	4.90%

The following table summarizes the maturity of operating lease liabilities:

Years ending March 31	Lease cost
2026	$996,533
2027	996,533
2028	1,481,082
2029	2,062,089
2030 and there after	22,887,269
Total lease payments	28,423,506
Less: Interest	(9,706,848)
Total	$18,716,658

As a lessor

The Company subleased its leased commercial building by entering into operating leases to third party garment wholesalers and retailers. These leases are negotiated for terms ranging from one to five years. All leases include the term to enable upward revision of the rental charge on an annual basis according to prevailing market conditions.

Rental income form from subleasing is disclosed in Note 16 segment data.

The future minimum rental receivable under non-cancellable operating leases contracted for the reporting period are as follows:

Years ending March 31	Lease income
2026	$206,803
2027	262,770
2028	200,390
2029	-
2030 and there after	-
Total	$669,963

19. SHARE CAPITAL AND RESERVE

Common Stock

In August 2022, the Company completed its IPO and 5,000,000 Common Stock were issued and sold to the public, with proceeds of approximately $20.2 million, net of underwriter commissions and relevant offering expenses.

In September, 2022, 391,666 shares were issued upon cashless exercise of Underwriter Warrants.

On February 3, 2023, 3,370,000 shares were issued as pre-delivery shares to the placement agents.

In January 2023, the Company increased its authorized share capital and the authorized share capital is US$250,000 divided into 250,000,000 Common Stock with par value of US$0.001 per share.

The Company effected the amendment and combination to the outstanding shares of its common stock into a lesser number of outstanding shares (the “Reverse Stock Split Amendment”) on a ratio of one-for-ten, with effected date on June 26, 2023. Through the reversed split, the number of shares was reduced by 33,655,839 shares.

After the reversed split, the Company issued 1,644,188 Common Stock with par value of US$0.001 per share.

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

There were 6,043,769 and 5,383,769 Common Stock issued and outstanding at March 31, 2025 and 2024, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2025 and 2024 were $402 and $8,563, respectively. The balance of paid-up statutory reserve was $37,422 and $37,020 as of March 31, 2025 and 2024, respectively.

20. OTHER INCOME (EXPENSES), NET

	2025	2024

Investment income	$437,500	$218,750
Gain/(Loss) on debts extinguishment	62,200	(697,318)
Loss on disposal of PPA	(73,236)	-
Loss on disposal of subsidiary	(334,135)	-
Gain on bargain purchase	-	996
Penalty income from customers’ defaults	113,275	106,543
Subsidy from government	5,023	29,044
Other	1,764	34,408
	$212,391	$(307,577)

21. RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which are 7.26 and 7.22 at March 31, 2025 and March 31, 2024, respectively. Revenue and expenses are translated at the average yearly exchange rates, which are 7.22 and 7.15 for the two years ended March 31, 2025 and 2024, respectively. The equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The following are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as of March 31, 2025 and 2024.

Garment manufacturing segment

	March 31, 2025	March 31, 2024
Customer A	50.5%	Nil	%
Customer B	49.5%	100.0%

The high concentration as of March 31, 2025 was mainly due to business development of a large distributor of garments.

Logistics services segment

	March 31, 2025	March 31, 2024
Customer A	20.2%	16.2%
Customer B	17.6%	23.3%
Customer C	17.6%	15.9%
Customer D	5.9%	8.9%
Customer E	5.4%	Nil %

Property management and subleasing

There is no account receivable for Property management and subleasing segment as for March 31, 2025.

For the year ended March 31, 2025, two customers from logistics services segment provided more than 10% of total consolidated revenue of the Company, representing 31.0% of total revenue of the Company.

The following tables summarized the percentages of purchases from five largest suppliers of each of the reportable segment purchase for the years ended March 31, 2025 and 2024.

	Year ended March 31,
	2025	2024
Garment manufacturing segment	41.39%	Nil %
Logistics services segment	100.0%	100.0%
Property management and subleasing	100.0%	100.0%

No supplier provided more than 10% of our raw materials purchases for the years ended March 31, 2025 and 2024.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2025, the total outstanding borrowings amounted to $640,878 (RMB4.7 million) with various interest rate from 4.34% to 8.24% p.a.(Note 13).

22. SUBSEQUENT EVENTS

The Company received a letter dated April 9, 2025 from the Listings Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum bid price per share of its common stock was below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The Nasdaq letter does not result in the immediate delisting of the Company’s shares of common stock, and the shares will continue to trade uninterrupted under the symbol “ATXG.”

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of one hundred eighty (180) calendar days, or until October 6, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Rule. If at any time during the Compliance Period, the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for an additional 180 calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten (10) business days prior to the end of the Compliance Period, or the end of the second compliance period if granted.

In May 2025, the Company disposed of the subsidiary ATO to a related party with a loss of approximately $8,604.

There are no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and titles of our executive officers and directors are as follows:

Name & Address	Age	Title	Date of First Appointment
Hong Zhida	35	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	32	Chief Financial Officer and Treasurer	March 8, 2019

Hong Zhiwang	31	Director	March 13, 2019

Li Weilin (1)(2)(3)	44	Independent Director	April 26, 2024

Alex. P. Hamilton (1)(2)(3)	53	Independent Director	May 10, 2021

Xiao Jiangping (Gary) (1)(2)(3)	47	Independent Director	May 12, 2021

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Alex P. Hamilton, Independent Director

Alex Hamilton obtained his B.A. in Economics from Brandeis University in 1994. Mr. Hamilton served as the CFO and Board member of CBD biotech has been the Chief Financial Officer of CBD Biotech Inc. other entrepreneurial pursuits include founding and severing as its CEO. Mr. Hamilton also founded Hamilton Strategy in November 2014, and has served as its chief executive officer since. From November 2013 to November 2014, Mr. Hamilton was the president of Kei Advisors. Mr. Hamilton was also the Co-Founder of Donald Capital LLC, and has served as its president. Mr. Hamilton is currently a managing director of investment banking at craft capital management. From December 2020 to July 2021, Mr. Hamilton served as an independent director and the chairman of the audit committee of Wunong Net Technology Company Limited (Nasdaq: WNW). Mr. Hamilton’s prior public company experience led to the conclusion that he should serve as a director.

The Board has determined that Mr. Hamilton satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Hamilton has accepted our appointment to be our independent director, effective on the Appointment Effective Date.

Xiao Jiangping (Gary), Independent Director

Gary Xiao has been the CFO at deGiulio Kitchen Design, Inc since August 2023. He previously served as CFO at Big Red Rooster Flow, LLC from June 2021 to August 2023. From July 2019 until April 2021, he served as VP of Finance & Accounting for Hilco IP Merchant Bank. From March 2017 until March 2019, he served as CFO for Professional Diversity Network, Inc.(Nasdaq: IPDN). From June 2013 until April 2016, he served as the CFO and Controller of Petstages Inc. Mr. Xiao has also been an independent director for several public companies. Since November 2021, Mr. Xiao has been an independent board director and the chairman of audit committee of Embrace Change Acquisition Corp (NASDAQ: EMCG), a special purpose acquisition company, or SPAC. From July 2019 to November 2021, Mr. Xiao served as an independent board director and audit committee chair of Takung Art Co. Ltd. (NYSE: TKAT). He received a master’s degree in business administration from the Ross School of Business at the University of Michigan and a bachelor’s degree in accounting from Tsinghua University.

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

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Overseeing the Company’s accounting and financial reporting processes;

●	Overseeing audits of the Company’s financial statements;

●	Discussing policies with respect to risk assessment and risk management, and discussing the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Reviewing and discussing with management the Company’s audited financial statements and reviewing with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements;

●	Recommending to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meeting separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

●	Being directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Taking, or recommending that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Reviewing major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

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

Involvement in Certain Legal Proceedings

None.

Insider Trading Arrangements and Policies

We have a written insider trading policy that applies to our directors, officers, employees and contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We intend to disclose future amendments to such policy, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above or in a current report on Form 8-K that we would file with the SEC.

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information subject to compliance with the terms of our insider trading policy.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2025 and 2024:

Summary Compensation Table

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Hong Zhida	2025	$17,229	0	0	0	0	0	0	$17,229
(CEO)	2024	$17,229	0	0	0	0	0	0	$17,229

Huang Chao	2025	$31,579	0	0	0	0	0	0	$31,579
(CFO)	2024	$31,579	0	0	0	0	0	0	$31,579

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

Stock Option Plan

On May 28, 2024, our Board adopted our 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which was approved by our shareholders at our annual shareholders meeting on June 28, 2024. The 2024 Equity Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to officers, directors (including independent directors), employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success.

Grants of Plan-Based Awards

To date, there have been no grants or plan-based awards.

Outstanding Equity Awards

To date, there have been no outstanding equity awards.

Option Exercises and Stock Vested

To date, there have been no options exercised by our named officers.

Compensation of Directors

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex P. Hamilton	2025	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2024	$15,000	0	0	0	0	0	0	$15,000

Li Weilin	2025	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2024	$0	0	0	0	0	0	0	$0

Xiao Jiangping (Gary)	2025	$15,000	0	0	0	0	0	0	$15,000
(Independent Director)	2024	$15,000	0	0	0	0	0	0	$15,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 29, 2025, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage Ownership of Shares of Common Stock” is based on a total of 10,090,963 shares of our issued and outstanding Common Stock.

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

Name and Address (1)	Number of Shares Beneficially Owned		Percentage Ownership of Shares of Common Stock
Directors and Officers

Hong Zhida	245,894		2.50%

Hong Zhiwang	50,118		0.51%

Huang Chao	2,572		0.03%

Alex. P. Hamilton	-		-

Li Weilin	-		-

Xiao Jiangping (Gary)	-		-

All Officers and Directors (six persons)	298,584		3.04%

Owner of more than 5% of Class

Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (2)	646,542	(3)	6.41%

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000.

(2)	Ayrton Capital LLC, the investment manager to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, has discretionary authority to vote and dispose of the shares held by Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B and may be deemed to be the beneficial owner of these shares. Waqas Khatri, in his capacity as Managing Member of Ayrton Capital LLC, may also be deemed to have investment discretion and voting power over the shares held by Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B. Ayrton Capital LLC and Mr. Khatri each disclaim any beneficial ownership of these shares. The address of Ayrton Capital LLC is 55 Post Rd West, 2nd Floor, Westport, CT 06880.

(3)	Based solely on the ownership disclosed in the holder’s Schedule 13G/A, filed with the SEC on February 13, 2025.

Item 13. Certain Relationships, Related Transactions and Director Independence

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Dewu Huang	A legal representative of YBY, ceased to be related party at August 31, 2024 when YBY was disposed of.
Jinlong Huang	Management of HSW

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

The Company had the following related party balances at the end of the years:

Amount due from related party	2025	2024
Hong Zhida (1)	2,856,262	2,154,759
Bihua Yang (2)	1,426,867	858,133
	$4,283,129	$3,012,892

Related party borrowings	2025	2024

Hongye Financial Consulting (Shenzhen) Co., Ltd.	$39,174	$170,967
Dewu Huang (3)	-	864,599
Jinlong Huang	122,420	111,179
	$161,594	$1,146,745

(1)	The increase of related party from Hong Zhida was short term loan to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The increase of related party debt from Yang Bihua was mainly due to the cash paid in advance to Yang Bihua. During year ended March 31, 2025, the Company received financial support of approximately $0.8 million from Yang Bihua and provided a short term loan of approximately $1.3 million to Yang Bihua.

(3)	The Company received financial support from Huang Dewu to fund company’s daily operation. The decrease is because YBY was disposed of in August 2024.

The borrowing balances of related parties are unsecured, non-interest bearing and repayable on demand.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended March 31, 2025 and 2024, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$120,000	$120,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$120,000	$120,000

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our fiscal year end financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. The aggregate fees in connection with services rendered by Pan-China Singapore PAC was $120,000 for both years ended March 31, 2025 and 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000		S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000		8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated Bylaws		8-K	3.1	3/15/2019	333-206097
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation increasing the authorized shares of common stock of Addentax Group Corp. to 250,000,000		8-K	3.1	3/23/2023	001-41478
3.7	Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.1	6/30/2023	001-41478
3.9	Stamped copy of the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.2	6/30/2023	001-41478
3.10	Stamped copy of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.3	6/30/2023	001-41478
4.1	Description of Securities.	X
4.2	Form of Senior Secured Convertible Note		8-K	4.1	1/4/2023
4.3	Form of PIPE Warrant		8-K	10.2	1/4/2023
4.4	Form of Placement Agent Warrant		8-K	10.8	1/4/2023
10.1	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.2	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.3	12/28/2016	333-206097
10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.4	3/7/2017	333-206097
10.4	Independent Director Agreement with Mr. Alex P. Hamilton		8-K	10.1	5/10/2021	333-206097
10.5	Independent Director Agreement with Mr. Li Weilin		8-K	10.1	4/29/2024	001-41478
10.6	Independent Director Agreement with Xiao Jiangping (Gary)		8-K	10.1	5/13/2021	333-206097
10.7	Securities Purchase Agreement dated January 4, 2023		8-K	10.1	1/4/2023	001-41478
10.8	Form of Amendment No. 1 to Securities Purchase Agreement dated January 10, 2023		8-K	10.1	1/10/2023	001-41478
10.9	Form of Registration Rights Agreement		8-K	10.3	1/4/2023	001-41478
10.10	Form of Security and Pledge Agreement		8-K	10.4	1/4/2023	001-41478
10.11	Form of Guaranty Agreement		8-K	10.5	1/4/2023	001-41478
10.12	Form of Voting Agreement		8-K	10.6	1/4/2023	001-41478
10.13	Form of Placement Agency Agreement dated January 4, 2023		8-K	10.7	1/4/2023	001-41478
10.14	Form of Private Placement Agreement dated April 29, 2024		8-K	10.1	4/29/2024	001-41478
10.15	Form of Private Placement Agreement dated April 29, 2024		8-K	10.2	4/29/2024	001-41478
10.16	Form of Securities Purchase Agreement dated January 8, 2025		8-K	10.1	1/13/2025	001-41478
10.17	2024 Equity Incentive Plan	X
14.1	Code of Ethics		10-K/A	14.1	9/21/2018	333-206097
19.1	Insider Trading Policy	X
21.1	Subsidiaries of the Registrant.	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	X
32.1	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	X
32.2	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		8-K	99.1	10/25/2023	001-41478

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

X Filed herewith

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 30, 2025

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	CEO, President, Secretary and Director	June 30, 2025
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	CFO and Treasurer	June 30, 2025
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Hong Zhiwang		June 30, 2025
Hong Zhiwang	Director

/s/ Li Weilin		June 30, 2025
Li Weilin	Independent Director

/s/ Alex P. Hamilton		June 30, 2025
Alex P. Hamilton	Independent Director

/s/ Xiao Jiangping (Gary)		June 30, 2025
Xiao Jiangping (Gary)	Independent Director

