Form 10-Q
period 2025-06-30
ADDENTAX GROUP CORP.
filed 2025-08-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

(Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August,14 2025, there were 11,715,348 shares outstanding of the registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the three months ended June 30, 2025 and 2024

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	June 30, 2025	March 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$490,716	$324,953
Restricted cash	1,424,395	2,750,000
Accounts receivables, net	824,573	929,817
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	171,867	166,874
Prepayments and other receivables	4,069,658	3,638,347
Advances to suppliers	375,296	198,494
Amount due from related party	5,094,315	4,283,129
Total current assets	29,950,820	29,791,614

NON-CURRENT ASSETS
Plant and equipment, net	426,685	387,997
Operating lease right of use asset	18,364,534	18,722,277
Long-term prepayments	242,352	265,449
Total non-current assets	19,033,571	19,375,723
TOTAL ASSETS	$48,984,391	$49,167,337

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$728,212	$640,878
Accounts payable	136,704	53,199
Amount due to related parties	157,837	161,594
Advances from customers	389,504	332,492
Accrued expenses and other payables	2,125,317	1,858,198
Operating lease liability current portion	1,355,288	905,958
Total current liabilities	4,892,862	3,952,319

NON-CURRENT LIABILITIES
Convertible debts	1,162,203	2,900,160
Derivative liabilities	766,120	2,772,350
Operating lease liability	17,003,627	17,810,700
Total non-current liabilities	18,931,950	23,483,210
TOTAL LIABILITIES	$23,824,812	$27,435,529

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 10,090,963and 6,043,769 shares issued and outstanding at June 30 and March 31, 2025, respectively)	$10,091	$6,044
Additional paid-in capital	39,099,581	35,240,981
Accumulated Deficit	(14,056,228)	(13,663,790)
Statutory reserve	37,020	37,422
Accumulated other comprehensive loss	69,115	111,151
Total equity	25,159,579	21,731,808
TOTAL LIABILITIES AND EQUITY	$48,984,391	$49,167,337

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2025	2024

REVENUES	$980,954	$851,033

COST OF REVENUES	(974,895)	(648,438)

GROSS PROFIT	6,059	202,595

OPERATING EXPENSES
Selling and marketing	(53,507)	(139,360)
General and administrative	(579,759)	(568,251)
Total operating expenses	(633,266)	(707,611)

(LOSS) INCOME FROM OPERATIONS	(627,207)	(505,016)

Fair value gain or loss	453,448	134,217
Interest income	287	368
Interest expenses	(583,144)	(847,682)
Other income (expense), net	364,940	(2,514)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(391,674)	(1,220,627)
INCOME TAX EXPENSE	(764)	(484)
NET (LOSS) INCOME	(392,438)	(1,221,111)
Foreign currency translation gain (loss)	(42,036)	14,410
TOTAL COMPREHENSIVE (LOSS) INCOME	$(434,474)	$(1,206,701)

EARNINGS (LOSS) PER SHARE
Net Loss per share – basic and diluted	(0.06)	(0.25)
Weighted average number of shares outstanding – Basic and diluted	6,465,730	4,822,421

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

				Retained earnings		Accumulated
			Additional	(accumulated deficit)		other
	Common Stock		paid-in		Statutory	comprehensive
	Shares	Amount	capital	Unrestricted	reserve	loss	Total Equity
BALANCE AT MARCH 31, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100
Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Foreign currency translation	-	-	-	-	-	14,410	14,410
Net income for the period	-	-	-	(1,221,111)	-	-	(1,221,111)
BALANCE AT JUNE 30, 2024	6,043,769	$6,044	$35,157,009	$(9,790,301)	$37,020	$(77,427)	$25,487,199

BALANCE AT MARCH 31, 2025	6,043,769	$6,044	$35,240,981	$(13,663,790)	$37,422	$111,151	$21,731,808
Issuance of new shares	4,047,194	4,047	(4,047)	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	3,862,647	-	-	-	3,862,647
Adjustment of Statutory reserve	-	-	-	-	(402)	-	(402)
Foreign currency translation	-	-		-	-	(42,036)	(42,036)
Net income for the period	-	-	-	(392,438)	-	-	(392,438)
BALANCE AT JUNE 30, 2025	10,090,963	$10,091	$39,099,581	$(14,056,228)	$37,020	$69,115	$25,159,579

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,438)	$(1,221,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	408,503	431,299
Non-cash financial cost	571,909	834,041
Investment income	(364,583)	-
Fair value gain or loss	(453,448)	(134,217)
Loss from sale of property and equipment	-	20,784
Loss on disposal of subsidiaries	27,865	-
Changes in operating assets and liabilities
Accounts receivable	67,428	817,414
Inventories	(4,993)	(107,450)
Advances to suppliers	(180,041)	(61,838)
Other receivables	(95,447)	(228,436)
Accounts payables	86,386	(226,787)
Accrued expenses and other payables	(34,228)	(296,695)
Advances from customers	57,012	(20,189)
Net cash used in operating activities	$(306,075)	$(193,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(77,856)	(27,364)
Cash decreased in disposal of subsidiaries	(1,599)	-
Net cash used in investing activities	$(79,455)	$(27,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	8,124	113,827
Repayment of related party borrowings	(13,829)	(179,247)
Proceeds from bank borrowings	139,429	334,372
Repayment of bank borrowings	(46,061)	(198,490)
Cash advance to related parties	(1,194,987)	(1,148,824)
Repayment from related parties	335,541	738,023
Proceeds from issue of ordinary shares	-	646,800
Release of restricted cash	1,325,605	-
Net cash provided by financing activities	$553,822	$306,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,292	85,912
Effect of exchange rate changes on cash and cash equivalents	(2,529)	2,073
Cash and cash equivalents, beginning of the period	324,953	816,186
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$490,716	$904,171

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,676	$13,311
Cash paid during the period for income tax	$764	$484

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. and its subsidiaries (“ATXG” or the “Company”) are engaged in the business of garment manufacturing, providing logistic services, property leasing and management services in the People’s Republic of China (“PRC” or “China”).

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on June 30 2025 (“2024 Form 10-K”).

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

There is no change in the accounting policies for the three months ended June 30, 2025.

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

4. DISPOSITION OF SUBSIDIARIES

In May 2025, the Company disposed of Dongguan Aotesi Garments Co., Ltd., (“AOT”). The Company will carry on the garment manufacturing segment business through other subsidiaries. The disposition of AOT did not qualify as discontinued operations.

Financial position of the entities at disposal date and gain or loss on disposal:

Garment Manufacturing Segment

Financial position of AOT	May 6, 2025, date of disposal
Current assets	$71,373
Current liabilities	(45,194)
Net assets	$26,179

The consideration was $13,829, resulting in a loss of $12,137 recognized on the disposal.

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of Shenzhen Xin Kuai Jie Transportation (“XKJ”)
Jinlong Huang	Management of Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”)

The Company leases XKJ’s office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided a guarantee to the consideration receivable for the transfer of a debt security to a third party.

The Company had the following related party balances as of June 30, 2025 and March 31, 2025:

Amount due from related party	June 30, 2025	March 31, 2025
Zhida Hong (1)	$3,545,376	$2,856,262
Bihua Yang (2)	1,548,939	1,426,867
	$5,094,315	$4,283,129

Related party borrowings	June 30, 2025	March 31, 2025
Hongye Financial Consulting (Shenzhen) Co., Ltd.	46,628	39,174
Jinlong Huang	111,208	122,420
	$157,837	$161,594

(1)	The increase of related party from Zhida Hong was short term loan to Zhida Hong, which is interest-free and would be repaid in one year.

(2)	The increase of related party debt from Bihua Yang was mainly due to the cash paid in advance to Bihua Yang. During the quarter ended June 30, 2025, the Company provided a short term loan of approximately $0.23 million to Bihua Yang and received repayment of approximately $0.13 million from him.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	June 30, 2025	March 31, 2025

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note was $17,500,000. The note was renewable with a one-year term on August 23, 2023 and it was a 2.5% p.a. coupon. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Zhida Hong. On August 24, 2024, a Supplemental Agreement to the note was signed to extend the maturity date to August 24, 2025. As of June 30, and March 31, 2025, the coupon receivable was approximately $255,000 and $ 365,000.

7. INVENTORIES

Inventories consist of the following as of June 30, and March 31, 2025:

	June 30, 2025	March 31, 2025
Raw materials	$10,949	$10,623
Work in progress	1,133	-
Finished goods	159,785	156,251
Total inventories	$171,867	$166,874

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of June 30 and March 31, 2025:

	June 30, 2025	March 31, 2025
Prepayment	859,529	50,590
Deposit	31,677	722,035
Receivable of consideration on disposal of subsidiaries	13,943	-
Coupon receivable of debt security held-to-maturity	364,583	-
Loan to third party	2,500,000	2,500,000
Other receivables	299,926	365,722
	$4,069,658	$3,638,347

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30 and March 31, 2025:

	June 30, 2025	March 31, 2025
Production plant	$104,516	$103,242
Motor vehicles	798,498	734,990
Office equipment	52,837	52,194
	955,851	890,426
Less: accumulated depreciation	(529,166)	(502,429)
Plant and equipment, net	$426,685	$387,997

Depreciation expense for the three months ended June 30, 2025 and 2024 was $20,304 and $48,977, respectively.

11. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2025, the Company has borrowed $131,656 (RMB944,255) (March 31, 2025: $130,051) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,254,858 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. As of June 30, 2025, the Company has borrowed $536,800 (RMB3,850,000) (March 31, 2025: $406,300) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will expire on February 1, 2026.

In December 2023, Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $69,714 (RMB500,000) for daily operations. The annual interest rate of this line of credit is 16.2%. The loan facility will expire on December 26, 2025. As of June 30, 2025, the Company has fully repaid this loan facility (March 31, 2025: $25,824)

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $139,429 (RMB1,000,000) for daily operations. As of June 30, 2025, the Company has borrowed $59,755 (RMB428,571) (March 31, 2025: $78,702) under this line of credit with annual interest rate of 8.244%. The loan facility will expire on March 22, 2026.

12. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes. It is a wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong which is indirectly wholly owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2025 and 2024.

Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), our wholly-owned subsidiary, was incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2025 and 2024.

YX is governed by the Income Tax Laws of the PRC. All YX’s operating companies were subject to progressive EIT rates from 5% to 15% in 2025 and 2024. The preferential tax rate will expire at end of year 2025 and the EIT rate will be 25% from year 2026.

YX’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no U.S. taxable income for the three months ended June 30, 2025 and 2024.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended
	June 30,
	2025	2024
PRC statutory tax rate	25%	25%
Computed expected benefits (expense)	(97,918)	(305,157)
Temporary differences	98,917	24,191
Permanent difference	(256)	32,612
Changes in valuation allowance	21	248,838
Income tax expense	$764	$484

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

For services, the applicable VAT rate is 9% under the relevant tax category for a logistics company, except that PF enjoys the preferential VAT rate of 3% in 2025 and 2024. XKJ and PF are required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

13. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing subleasing of shops and property management services for garment wholesalers and retailers in garment market.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,
Revenues from external customers	2025	2024
Garments manufacturing segment	$19,896	$86,602
Logistics services segment	806,458	486,507
Property management and subleasing	154,600	277,924
Total of reportable segments	980,954	851,033
Corporate and other	-	-
Total of reportable segments and consolidated revenue	$980,954	$851,033

Intersegment revenue
Garments manufacturing segment	-	-

Loss from operations by segment for the three ended June 30, 2025 and 2024 are as follows:

	Three months ended
	June 30,
	2025	2024
Garment manufacturing segment	$(29,587)	$(63,645)
Logistics services segment	(13,481)	20,879
Property management and subleasing	(272,331)	(204,433)
Total of reportable segments	(315,399)	(247,199)
Corporate and other	(311,808)	(257,817)
Total consolidated income from operations	$(627,207)	$(505,016)

Total assets by segment as of June 30 and March 31, 2025 are as follows:

Total assets	June 30, 2025	March 31, 2025
Garment manufacturing segment	$175,970	$238,981
Logistics services segment	3,288,312	3,167,654
Property management and subleasing	19,642,890	19,855,305
Total of reportable segments	23,107,172	23,261,939
Corporate and other	25,877,219	25,905,398
Consolidated total assets	$48,984,391	$49,167,337

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended June 30,
	2025	2024
Revenues		-
China	980,954	851,033

	June 30, 2025	March 31, 2025
Long-Lived Assets
China	19,033,571	19,375,723

14. FINANCIAL INSTRUMENTS

On January 4, 2023, the Company entered into a series of agreements with certain accredited investors, pursuant to which the Company received a net proceed of $15,000,000 in consideration of the issuance of:

●	senior secured convertible notes in the aggregate original principal amount of approximately $16.7 million with an interest rate of 5% per annum (the “Convertible Notes”); The Convertible Notes matured on July 4, 2024. The conversion price is $1.25, subject to adjustment under several conditions.
●	warrants (“Warrants”) to purchase up to approximately 16.1 million shares of common stock of the Company (the “Common Stock”) until on or prior to 11:59 p.m. (New York time) on the five-year anniversary of the closing date at an exercise price of $1.25 per share, also subject to adjustment under several conditions.

The Warrants are considered a freestanding instrument issued together with the Convertible Notes and measured at their issuance date fair value. Proceeds received were first allocated to the Warrants based on their initial fair value. The initial fair value of the Warrants was $3.9 million. The Warrants were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of June 30, 2025, the balance of the Warrants was approximately $0.8 million (March 31, 2025: $1.0 million).

The Convertible Notes are classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of June 30, 2025, the fair value of the conversion option was $0.03 million (March 31, 2025: $1.4 million).

The Company determined that the other embedded features do not require bifurcation as they either are clearly and closely related to the Convertible Notes or do not meet the definition of a derivative.

The total proceeds of the Convertible Notes and the Warrants, net of issuance cost, of $15.0 million were received by the Company in January 2023, and allocated to each of the financial instruments as following:

As of January 4, 2023

Derivative liabilities – Fair value of the Warrants	$3,858,521
Derivative liabilities – Embedded conversion feature	1,247,500
Convertible Notes	9,893,979
$15,000,000

In January 2023, the Company also granted to the placement agent a warrant as partial payment of an agency fee to purchase 0.7 million shares of Common Stock of the Company. The warrant matures in five years with an exercise price of $1.25 subject to adjustments under different conditions. The warrant was recognized as a derivative liability with an initial fair value of $0.168 million.

The Company’s Convertible Notes’ obligations were as the following for the three months ended June 30, 2025 and 2024:

	Three months ended
	June 30,
	2025	2024
Carrying value – beginning balance	$2,900,160	$2,684,697
Converted to ordinary shares	(2,290,408)	-
Amortization of debt discount	66,222	682,648
Deferred debt discount and cost of issuance	416,667	261
Interest charge	69,563	151,393
Carrying value – ending balance	$1,162,204	$3,518,999

During the three months ended June 30, 2025, $2.3 million of Convertible Notes was converted into approximately 4.3 million shares of Common Stock, with an average effective conversion price of $0.5363 per share. During the three months ended June 30, 2024, no Convertible Notes was converted into shares of Common Stock.

The Company’s derivative liabilities were as the following for the three months ended March 31, 2025 and 2024:

	Three months ended June 30,
	2025		2024
Derivative liabilities –Warrants	$		$-
Beginning balance		989,852	251,657
Marked to the market		(251,657)	(134,217)
Ending fair value		738,195	117,440

Derivative liabilities – Embedded conversion feature
Beginning balance		1,782,498	36,298
Converted to ordinary shares		(1,572,238)	-
Remeasurement on change of convertible price		19,457	(261)
Marked to the market		(201,792)	-
Ending fair value		27,925	36,037

Total Derivative fair value at end of period		$766,120	$153,477

15. LEASE

As a lessee

Right-of-use asset and lease liabilities

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of June 30, 2025, with a discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its subleasing and property management services business for 16 years with an option to extend the lease.

The Following table summarizes the components of lease expense:

	Three months ended June 30,
	2025	2024
Operating lease cost	339,428	259,082
Short-term lease cost	31,219	36,463
	$370,647	$295,545

The following table summarizes supplemental information related to leases:

	Three months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$370,647	$295,545
Weighted average remaining lease term - Operating leases (years)	13.3	14.2
Weighted average discount rate - Operating leases	4.9%	4.9%

There are no operating lease liabilities for the following five years and the years after due to disposal of the subsidiary, HX, on July 1, 2025.

As a lessor

The Company subleased its leased commercial building by entering into operating leases with third party garment wholesalers and retailers. These leases are negotiated for terms ranging from one to five years. All leases include the term to enable upward revision of the rental charge on an annual basis according to prevailing market conditions.

Rental income from subleasing is disclosed in Note 13 segment data.

There will be no future rental income as HX, the subsidiary conducting the subleasing and property management services business was disposed of on July 1, 2025.

16. SHARE CAPITAL AND RESERVE

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

In January 2023, the Company increased its authorized share capital and the authorized share capital is $250,000 divided into 250,000,000 shares of Common Stock with par value of US$0.001 per share.

The Company effected the amendment and combination to the outstanding shares of its Common Stock into fewer number of outstanding shares (the “Reverse Stock Split Amendment”) at a ratio of one-for-ten, with effect on June 26, 2023. As a result, the number of shares was reduced by 33,655,839 shares.

After the Reverse Stock Split Amendment, the Company issued 1,644,188 shares of Common Stock with par value of US$0.001 per share.

On April 29, 2024, the Company entered into two private placement agreements (the “Agreements”) with certain individual investors (the “Investors”) who are independent third parties, pursuant to which the Company issued to each of the Investors 330,000 shares of its Common Stock, par value $0.001 per share, at a price of $0.98 per share, resulting in aggregate gross proceeds to the Company of $646,800, which closed on the same day. Pursuant to the Agreements, the Company issued an aggregate of 660,000 unregistered shares of Common Stock to the Investors.

There are 10,090,963 and 6,043,769 shares of Common Stock issued and outstanding at June 30, 2025 and March 31, 2025, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, a subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2025 and 2024 was $402 and $8,563, respectively. The balance of paid-up statutory reserve was $37,422 and $37,020 as of March 31, 2025 and 2024, respectively.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.17 and 7.26 as of June 30, 2025 and March 31, 2025, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.231 and 7.004 for the three months ended June 30, 2025 and 2024, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of June 30, 2025 and March 31, 2025.

Garment manufacturing segment

	June 30, 2025	March 31, 2025
Customer A	100.0%	100.0%

The high concentration as of June 30, 2025 was mainly due to business development of a large distributor of garments.

Logistics services segment

	June 30, 2025	March 31, 2025
Customer A	21.7%	20.2%
Customer B	16.3%	17.6%
Customer C	12.0%	17.6%
Customer D	6.0%	5.4%
Customer E	5.5%	5.9%

Property management and subleasing segment

There was no account receivable for the property management and subleasing segment as of June 30, 2025 and March 31, 2025.

Concentration on customers

For the three months ended June 30, 2025, three customer from the logistics services segment provided more than 10% of total revenue of the Company, representing 45.4% of total revenue of the Company for the three months.

For the three months ended June 30, 2024, one customer from the logistics services segment provided more than 10% of total revenue of the Company, representing 16.1% of total revenue of the Company for the three months.

Concentration on suppliers

The following tables summarized the purchases from five largest suppliers of each of the reportable segments for the three months ended June 30, 2025 and 2024.

	Three months ended
	June 30,
	2025	2024
Garment manufacturing segment	100%	Nil	%
Logistics services segment	100.0%	100.0%
Property management and subleasing	Nil %	Nil	%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2025, the total outstanding borrowings amounted to $728,212 (RMB5,222,826) with various interest rate from 4.34% to 16.2% p.a. (Note 12)

18. SUBSEQUENT EVENTS

On August 11, 2025, the board of directors of the Company, after a performance evaluation and upon recommendation of the compensation committee, approved an increase of Company’s Chief Executive Officer, Zhida Hong’s annual salary from $17,229 to $200,000, effective immediately.

On August 11, 2025, the Company filed a registration statement on Form S-8 (the “Registration Statement”) to register 161,665 shares of Common Stock issued pursuant to its 2024 Equity Incentive Plan (the “Plan”) to six of its executive officers and directors (the “Selling Stockholders”) at a price of $0.433 per share (which was the last reported sale price of the shares of Common Stock as reported on Nasdaq on August 8, 2025).

On July 1, 2025, the Company disposed of HX to its management. As of date of disposal, the net assets of HX was approximately $6,972. The consideration was $13,829, resulting in an income of $6,857 from disposal.

In July 2025, approximately $0.8 million of convertible notes including principal and related accrued interest were converted into approximately 1.46 million shares of Common Stock. The effective average conversion price was $0.5222 per share. The remaining balance of principal and interest, approximately amounted to $0.4 million, were redeemed by cash before the expiration of the convertible note.

In July, 2025, the Company entered into a non-binding term sheet with a substantial and independent Bitcoin holder to acquire up to 12,000 Bitcoins. Based on prevailing market prices, the proposed acquisition represents an aggregate market value of approximately US$1.3 billion. If completed, the transaction would be settled through the issuance of newly issued shares of the Company’s Common Stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2025 and 2024 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (Addentax Group Corp.) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly-owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three main segments: garment manufacturing, logistics services, and property management and subleasing.

Unless the context otherwise requires, all references in this quarter report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

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

“PRC Subsidiaries” refers to, collectively, YX, HSW, YS, PF, XKJ, AOT and HX.

“WFOE” refers to Qianhai Yingxi Textile & Garments Co., Ltd or “QYTG”, a wholly foreign owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and delivery requirements for our customers. We conduct our garment manufacturing operations through five wholly owned subsidiaries, namely HSW, YS and AOT, which are located in the Guangdong province, China.

In May 2025, the Company disposed of AOT to the management of AOT.

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly owned subsidiaries, namely XKJ and PF, which are located in the Guangdong province, China.

Our property management and subleasing business provides subleasing of shops and property management services to garment wholesalers and retailers in the garment market. We currently have an aggregate of 56,238 square meters floor space   and provide approximately 1,300 shop space to clients. We conduct our property management and subleasing operation through a wholly owned subsidiary acquired in September 2023, HX, which is located in the Guangdong province, China. On July 1, 2025, the Company disposed of HX to its management. As of date of disposal, the net assets of HX was approximately $6,972. The consideration was $13,829, resulting in an income of $6,857 from disposal.

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

Property Management and Subleasing Business

The business objective of our property management and subleasing segment was to integrate resources in a shopping mall, develop develop e-commerce and the Internet celebrity economy increase the value of the stores in that area.

The Company conducted the business through a wholly owned subsidiary, HX. In July 2025, the Company disposed of HX to the management of HX. The property management and subleasing business was then classified as discontinued operation.

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

Results of Operations for the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Changes in 2025
	2025		2024		compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$980,954	100.0%	$851,033	100%	$129,921	15.3%
Cost of revenues	(974,895)	(99.4)%	(648,438)	(76.2)%	(326,457)	50.3%
Gross profit	6,059	0.6%	202,595	23.8%	(196,536	(97.0)%
Operating expenses	(633,266)	(64.6)%	(707,611)	(83.1)%	74,345	(10.5)%
Loss from operations	(627,207)	(63.9)%	(505,016)	(59.3)%	(122,191)	24.2)%
Other income, net	364,940	37.2%	(2,514)	(0.3)%	367,454	(14,616.3)%
Fair value gain or loss	453,448	46.2%	134,217	15.8%	319,231	237.8%
Net finance cost	(582,855)	(59.4)%	(847,314)	(99.6)%	264,459	(31.2)%
Income tax expense	(764)	(0.1)%	(484)	(0.1)%	(280)	57.9%
Net loss	$(392,438)	40.0%	$(1,221,111)	(143.5)%	$828,673	(67.9)%

Revenue

Total revenue for the three months ended June 30, 2025 increased by approximately $0.1 million, or 15.3%, as compared with the three months ended June 30, 2024. The increase was mainly due to the increase of $0.3 million in logistics services revenue.

Revenue generated from our garment manufacturing business contributed approximately $0.02 million, or 2.0%, of our total revenue for the three months ended June 30, 2025. By comparison, revenue generated from garment manufacturing business contributed approximately $0.09 million or 10.2% of our total revenue for the three months ended June 30, 2024. The low level of sales was mainly due to a decrease in order volume and fierce market competition

Revenue generated from our logistics services business contributed approximately $0.8 million, or 82.2%, of our total revenue for the three months ended June 30, 2025. By comparison, revenue generated from our logistic business contributed approximately $0.5 million or 57.2% of our total revenue for the three months ended June 30, 2024.

Revenue generated from our property management and subleasing business was $0.15 million, or 15.8%, of our total revenue for the three months ended June 30, 2025. The revenue from this business segment was $0.3 million, or 32.7% for the three months ended June 30, 2024.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$19,896	100.0%	$86,602	100%	$(66,706)	(77.0)%
Raw materials	7,022	35.3%	37,686	43.5%	(30,664)	(81.4)%
Labor	8,120	40.8%	18,096	20.9%	(9,976)	(55.1)%
Other and Overhead	1,230	6.2%	3,553	4.1%	(2,323)	(65.4)%
Total cost of revenue for garment manufacturing	16,372	82.3%	59,335	68.5%	(42,963)	(72.4)%
Gross profit for garment manufacturing	3,524	17.7%	27,267	31.5%	(23,743)	(87.1)%

Net revenue for logistics services	806,458	100.0%	486,507	100.0%	319,951	65.8)%
Fuel, toll and other cost of logistics services	571,083	70.8%	249,296	51.2%	321,787	129.1%
Subcontracting fees	48,485	6.0%	-	-%	48,485	-
Total cost of revenue for logistics services	619,568	76.8%	249,296	51.2%	370,272	148.5%
Gross Profit for logistics services	186,890	23.2%	237,211	48.8%	(50,321)	(21.2)%

Net revenue for property management and subleasing	154,600	100.0%	277,924	100%
Total cost of revenue for property management and subleasing	338,955	219.2%	339,807	(122.3)%
Gross Profit for property management and subleasing	(184,355)	(119.2)%	(61,883)	(22.3)%

Total cost of revenue	$974,895	99.4%	$648,438	76.2%	$327,309	106.1%
Gross profit	$6,059	0.6%	$202,595	23.8%	$35,162	22.6%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 35.3% of our total garment manufacturing business revenue for the three months ended June 30, 2025, as compared with 43.5% for the three months ended June 30, 2024. The decrease in percentage was mainly due to a reduction in the costs of the raw materials.

Labor costs for our garment manufacturing business was approximately 40.8% of our total garment manufacturing business revenue for the three months ended June 30, 2025, as compared with 20.9% for the three months ended June 30, 2024. We maintained a sustainable level in wages. The increase in portion of labor cost against revenue was mainly due to the decrease in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 6.2% of our total garment business revenue for the three months ended June 30, 2025, as compared with 4.1% of total garment business revenue for the three months ended June 30, 2024.

For our logistic services business, we outsourced some of the business to our contractors. We relied on a few contractors, and the contracting fees to our largest contractor represented approximately 6.0% ($0.05 million) and nil% of total cost of revenues for our service segment for the three months ended June 30, 2025 and 2024, respectively. The increase was attributed to the use of contractors. We have not experienced any disputes with our contractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our logistics services business for the three months ended June 30, 2025 were approximately $0.6 million as compared with $0.2 million for the three months ended June 30, 2024. Fuel, toll and other costs for our logistics services business accounted for approximately 70.8% of our total service revenue for the three months ended June 30, 2025, as compared with 51.2% for the three months ended June 30, 2024. The increase was primarily attributable to a increased use of contractors during the quarter.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the three months ended June 30, 2025 was $0.3 million, approximately (219.2)% of our total property management and subleasing business revenue, as compared with $0.3 million, or (122.3)% for the three months ended June 30, 2024.

Gross profit

Garment manufacturing business gross profit for the three months ended June 30, 2025 was $3,523, as compared with $27,267 for the three months ended June 30, 2024. Gross profit accounted for 17.7% of our total garment manufacturing business revenue for the three months ended June 30, 2025, as compared to 31.5% for the three months ended June 30, 2024. The decrease of gross profit ratio was mainly due to a decline in segment revenue, primarily driven by reduced sales on the Taobao platform, which resulted in less efficient absorption of fixed and variable costs across operations.

Gross profit in our logistics services business for the three months ended June 30, 2025 was approximately $186,891 and gross margin was 23.2%. Gross profit in our logistics services business for the three months ended June 30, 2024 was approximately $237,211 and gross margin was 48.8%. The decrease of gross profit ratio was mainly due to a combination of cost and market factors: significantly higher toll expenses; and a competitive “low-margin, high-volume” pricing strategy adopted to maintain market share amid intense economic competition, despite year-over-year revenue growth in the 2025 period.

Gross loss in our property management and subleasing business for the three months ended June 30, 2025 was $(184,354). Gross loss was $(61,883) for the three months ended June 30, 2024. Gross loss accounted for (119.2)% of our total property management and subleasing business revenue for the three months ended June 30, 2025, as compared to 22.3% for the three months ended June 30, 2024. The decrease of gross profit ratio was mainly because the property management and subleasing business was still in its preliminary stages and centered around a new building. In order to incentivize tenants, rental rates were reduced but are expected to improve over time.

	Three months ended June 30,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Gross profit	$6,059	100%	$202,595	100%	(196,536)	(97.0)%
Operating expenses:
Selling expenses	(53,507)	(883.1)%	(139,360)	(68.8)%	85,853	(61.6)%
General and administrative expenses	(579,759)	(9,568.6)%	(568,251)	(280.5)%	(11,508)	2.0%
Total	$(633,266)	(10,451.7)%	$(707,611)	(349.3)%	74,345	(10.5)%
(Loss) Income from operations	$(627,207)	(10,351.7)%	$(505,016)	(249.3)%	(122,191)	24.2%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the three months ended June 30, 2025 and 2024 was approximately $6,661 and $82,603, respectively. The selling expenses for property management and subleasing business for the three months ended June 30, 2025 and 2024 was approximately $46,846 and $56,757, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended June 30, 2025 and 2024 were approximately $26,450 and $8,310, respectively. Our general and administrative expenses in our logistics services segment for the three months ended June 30, 2025 and 2024 were approximately $200,372 and $216,250, respectively. The general and administrative expenses in our property management and subleasing business were approximately $41,131 and $85,793 for the three months ended June 30, 2025 and 2024, respectively. Our general and administrative expenses in our corporate office for the three months ended June 30, 2025 and 2024 were approximately $311,806 and $257,898, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended June 30, 2025 increased by approximately 2.0% to $579,759 from $568,251 for the three months ended June 30, 2024.

Loss from operations

Loss from operations for the three months ended June 30, 2025 and 2024 was approximately $627,207 and $505,016, respectively. Loss from operations in our garment manufacturing segments was $29,587 and $63,645 for the three months ended June 30, 2025 and 2024, respectively. The decrease in losses was mainly due to implementing operational cost-saving measures. Income (loss) from operations in our logistics services segment was approximately $(13,481) and $20,879 for the three months ended June 30, 2025 and 2024, respectively. The increase in income was mainly due to increased sales. Loss from operations in our property management and subleasing business was $272,331 and $204,433 for the three months ended June 30, 2025 and 2024, respectively. The increase in loss was mainly due to the decreased rental rates. We incurred expenses from operations in corporate office of approximately $311,807 and $257,817 for the three months ended June 30, 2025 and 2024, respectively.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2025 and 2024 was approximately $764 and $465, respectively. YX primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2025 and 2024.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended June 30, 2025 and 2024.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All YX’s operating companies are subject to progressive EIT rates from 5% to 15% in 2025. The preferential tax rates will expire at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2025 and 2024.

Net Loss

We incurred net income of approximately $0.4 million and net loss of approximately $1.2 $ million for the three months ended June 30, 2025 and 2024, respectively. Our basic and diluted loss per share were ($0.06) and ($0.25) for the three months ended June 30, 2025 and 2024, respectively.

Summary of cash flows

Summary cash flows information for the three months ended June 30, 2025 and 2024 is as follow:

	Three months ended June 30,
	2025	2024
	(In U.S. dollars)
Net cash used in operating activities	$(306,075)	$(193,185)
Net cash used in investing activities	(79,455)	(27,364)
Net cash provided by financing activities	$553,822	$306,461

Net cash used in operating activities in the three months ended June 30, 2025 was approximately $0.3 million as compared to $0.2 million in the three months ended June 30, 2024, which was approximately $0.1 million less than that of the three months ended June 30, 2024. The decrease was mainly due to (i) net income adjusted to operating cash flow for the three months ended June 30, 2025 was $0.3 million more than that of the three months ended June 30, 2024; (ii) the movement of operating assets and liabilities in the three months ended June 30, 2025 resulted in cash outflow of approximately $0.5 million, which was $0.4 million less than that of the corresponding period in 2024;.

Net cash used in investing activities for the three months ended June 30, 2025 was approximately $0.08 million, which was mainly due to purchase of property, plant and equipment and disposal of subsidiaries.

Net cash provided by financing activities for the three months ended June 30, 2025 was approximately $0.6 million as compared to $0.3 million in the three months ended June 30, 2024, which was approximately $0.3 million less than the three months ended June 30, 2025. The increase was mainly because in the three months ended June 30, 2025, the Company had release of restricted cash of $1.3 million, paid net cash advance of $0.9 million to related parties, and received net proceeds from bank loans of $0.1 million. While in the three months ended June 30, 2024, the Company received proceeds from a private placement of $0.7 million, paid $0.5 million net cash advance to related parties, and received net proceeds from bank loans of $0.1 million.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025, we had cash on hand of approximately $0.5 million, total current assets of approximately $30.0 million and current liabilities of approximately $4.9 million. We currently finance our operations from revenue, fund raising from our initial public offering and private placement proceeds and capital contributions from our chief executive officer, Mr. Zhida Hong.

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, Mr. Hong has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2025, the market foreign exchange rate was RMB 7.17 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three months ended June 30, 2025 and 2024 was approximately $(0.04) million and $0.01 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective .

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

Addentax Group Corp.

Date: August 14, 2025	By:	/s/ Zhida Hong
Zhida Hong
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Chao Huang
Chao Huang
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

