Form 10-Q
period 2025-09-30
ADDENTAX GROUP CORP.
filed 2025-11-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 13 2025  , there were 11,715,348 shares outstanding of the registrant’s shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the six months ended September 30, 2025 and 2024

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	September 30, 2025	March 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$445,726	$324,953
Restricted cash	10,756	2,750,000
Accounts receivables, net	776,559	929,817
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	172,386	166,874
Prepayments and other receivables	3,494,701	3,638,347
Advances to suppliers	227,202	198,494
Amount due from related party	5,186,933	4,283,129
Total current assets	27,814,263	29,791,614

NON-CURRENT ASSETS
Plant and equipment, net	367,424	387,997
Operating lease right of use asset	-	18,722,277
Long-term prepayments	25,288	265,449
Total non-current assets	392,712	19,375,723
TOTAL ASSETS	$28,206,975	$49,167,337

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$643,194	$640,878
Accounts payable	36,547	53,199
Amount due to related parties	159,286	161,594
Advances from customers	36,590	332,492
Accrued expenses and other payables	267,278	1,858,198
Operating lease liability current portion	-	905,958
Total current liabilities	1,142,895	3,952,319

NON-CURRENT LIABILITIES
Convertible debts	-	2,900,160
Derivative liabilities	1,191,178	2,772,350
Operating lease liability	-	17,810,700
Total non-current liabilities	1,191,178	23,483,210
TOTAL LIABILITIES	$2,334,073	$27,435,529

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 11,715,348 and 6,043,769 shares issued and outstanding at September 30 and March 31, 2025, respectively)	$11,715	$6,044
Additional paid-in capital	39,948,903	35,240,981
Accumulated Deficit	(14,159,065)	(13,663,790)
Statutory reserve	37,020	37,422
Accumulated other comprehensive loss	34,329	111,151
Total equity	25,872,902	21,731,808
TOTAL LIABILITIES AND EQUITY	$28,206,975	$49,167,337

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024

REVENUES	$820,692	$1,112,899	$1,647,046	$1,686,008

COST OF REVENUES	(595,545)	(641,819)	(1,231,485)	(950,450)

GROSS PROFIT	225,147	471,080	415,561	735,558

OPERATING EXPENSES
Selling and marketing	(4,643)	(13,399)	(11,304)	(96,002)
General and administrative	(670,352)	(499,193)	(1,208,980)	(980,095)
Total operating expenses	(674,995)	(512,592)	(1,220,284)	(1,076,097)

INCOME (LOSS) FROM OPERATIONS	(449,848)	(41,512)	(804,723)	(340,539)

Fair value gain or loss	(452,983)	(531,614)	465	(397,397)
Interest income	285	309	572	677
Interest expenses	(12,074)	(57,905)	(595,093)	(905,601)
Other income, net	82,832	84,137	436,483	66,096

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(831,788)	(546,585)	(962,296)	(1,576,764)
INCOME TAX EXPENSE	(70)	(1,062)	(834)	(1,527)
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(831,858)	(547,647)	(963,130)	(1,578,291)
Income (loss) on discontinued operations	729,021	(173,885)	467,855	(364,352)
NET (LOSS) INCOME	(102,837)	(721,532)	(495,275)	(1,942,643)
Foreign currency translation gain	(34,786)	(59,460)	(76,822)	(45,050)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(137,623)	$(780,992)	$(572,097)	$(1,987,693)

LOSS PER SHARE FROM CONTINUING OPERATIONS - Basic and diluted	(0.11)	(0.10)	(0.12)	(0.29)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - Basic and diluted	0.09	(0.03-	0.06	(0.07)
Weighted average number of shares outstanding – Basic and diluted	7,869,104	5,360,143	7,869,104	5,360,143

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

				Retained earnings		Accumulated
			Additional	(accumulated deficit)		other
	Common Stock		paid-in		Statutory	comprehensive	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	Equity
BALANCE AT JULY 1, 2024	6,043,769	$6,044	$35,157,009	$(9,790,301)	$37,020	$77,427	$25,487,199
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Foreign currency translation	-	-	-	-	-	(59,460)	(59,460)
Net income for the period	-	-	-	(721,532)	-	-	(721,532)
BALANCE AT SEPTEMBER 30, 2024	6,043,769	$6,044	$35,240,981	$(10,511,833)	$37,020	$17,967	$24,790,179

BALANCE AT JULY 1, 2025	10,090,963	$10,091	$39,099,581	$(14,056,228)	$37,020	$69,115	$25,159,579
Issuance of new shares	1,624,385	1,624	68,377	-	-	-	70,001-
Additional paid-in capital from conversion of convertible debts	-	-	780,945	-	-	-	780,945
Foreign currency translation	-	-	-	-	-	(34,786)	(34,786)
Net income for the period	-	-	-	(102,837)	-	-	(102,837)
BALANCE AT SEPTEMBER 30, 2025	11,715,348	$11,715	$39,948,903	$(14,159,065)	$37,020	$34,329	$25,872,902

BALANCE AT APRIL 1, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100
Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Foreign currency translation	-	-	-	-	-	(45,050)	(45,050)
Net income for the period	-	-	-	(1,942,643)	-	-	(1,942,643)
BALANCE AT SEPTEMBER 30, 2024	6,043,769	$6,044	$35,240,981	$(10,511,833)	$37,020	$17,967	$24,790,179

BALANCE AT APRIL 1, 2025	6,043,769	$6,044	$35,240,981	$(13,663,790)	$37,422	$111,151	$21,731,808
Issuance of new shares	5,671,579	5,671		-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	4,643,592	-	-	-	4,643,592
Apropriation for Statutory reserve	-	-	-	-	(402)	-	(402)
Foreign currency translation	-	-	-	-	-	(76,822)	(76,822)
Net income for the period	-	-	-	(495,275)	-	-	(495,275)
BALANCE AT SEPTEMBER 30, 2025	11,715,348	$11,715	$39,948,903	$(14,159,065)	$37,020	$34,329	$25,872,902

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Six Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(495,275)	$(1,942,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	451,653	365,733
Non-cash financial cost	572,449	878,228
Stock-Based Compensation Expense	70,001	-
Investment income	(364,583)	330,000
Fair value gain or loss	(454)	397,398)
Gain on debts extinguishment	(8,979)	-
Loss from sale of property and equipment	-	43,081
Loss on disposal of subsidiaries	18,004	334,135
Changes in operating assets and liabilities
Accounts receivable	115,442	489,599
Inventories	(5,512)	(137,062)
Advances to suppliers	(60,178)	(50,236)
Other receivables	(565,684)	(74,993)
Accounts payables	(2,134)	(280,124)
Accrued expenses and other payables	(766,719)	134,732)
Advances from customers	74,451	41,150)
Net cash used in operating activities	$(967,518)	$528,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(116,446)	(107,432)
Cash decreased in disposal of subsidiaries	(155,563)	(8,219
Net cash used in investing activities	$(272,009)	$(115,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	16,228	151,574
Repayment of related party borrowings	(21,625)	(273,632)
Proceeds from bank borrowings	386,200	695,343
Repayment of bank borrowings	(382,438)	(683,638)
Cash advance to related parties	(2,160,313)	(2,962,753)
Repayment from related parties	1,177,098	2,010,740
Proceeds from issue of ordinary shares	-	646,800
Redemption of convertible debt	(390,000)	-
Release of restricted cash	2,739,244	-
Net cash provided by financing activities	$1,364,394	$(415,566

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,867	(2,219
Effect of exchange rate changes on cash and cash equivalents	(4,094)	(3,422
Cash and cash equivalents, beginning of the period	324,953	816,186
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$445,726	$810,545

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,882	$26,731
Cash paid during the period for income tax	$834	$1,546

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

Stock-Based Compensation

The compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units (“RSUs”) is measured and recognized based on the fair value of the awards on the date of grant. The compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of RSUs is determined based on the closing market price of our common stock on the date of grant.

There is no change in the accounting policies for the six months ended September 30, 2025.

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

4. DISPOSITION OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

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

At end of June 2025, the Company disposed of Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”) to the management of the subsidiary. The property management and subleasing business was then classified as discontinued operation. Comparative period amounts have been restated retrospectively.

Financial position of the entities at disposal date and gain or loss on disposal:

Property Management and Subleasing Business Segment

Financial position of HX	July 1, 2025, date of disposal
Current assets	$1,227,389
Noncurrent assets	354,622
Current liabilities	(1,588,983)
Net assets	$6,972

The consideration was $13,829, with the reversal of over-accrual of lease payment, resulting in an income of $6,857 recognized on the disposal.

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of Shenzhen Xin Kuai Jie Transportation (“XKJ”)
Jinlong Huang	Management of Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”)

The Company leases XKJ’s office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided a guarantee to the consideration receivable for the transfer of a debt security to a third party.

The Company had the following related party balances as of September 30, 2025 and March 31, 2025:

Amount due from related party	September 30, 2025	March 31, 2025
Zhida Hong (1)	$3,934,476	$2,856,262
Bihua Yang (2)	1,252,457	1,426,867
	$5,186,933	$4,283,129

Related party borrowings	September 30, 2025	March 31, 2025
Hongye Financial Consulting (Shenzhen) Co., Ltd.	46,965	39,174
Jinlong Huang	112,321	122,420
	$159,286	$161,594

(1)	The increase of related party from Zhida Hong was short term loan to Zhida Hong, which is interest-free and would be repaid in one year.

(2)	The decrease of related party debt from Bihua Yang was mainly due to the repayment from Bihua Yang. During the quarter ended September 30, 2025, the Company provided a short term loan of approximately $0.3 million to Bihua Yang and received repayment of approximately $0.6 million from him. During the six months ended September 30, 2025, the Company provided a short term loan of approximately $0.5 million to Bihua Yang and received repayment of approximately $0.7 million from him.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	September 30, 2025	March 31, 2025

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note was $17,500,000. The note was renewable with a one-year term on August 23, 2023 and it was a 2.5% p.a. coupon. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Zhida Hong. On August 24, 2024, a Supplemental Agreement to the note was signed to extend the maturity date to August 24, 2025. As of September 30, and March 31, 2025, the coupon receivable was $437,500 and $ 365,000.

7. INVENTORIES

Inventories consist of the following as of September 30, and March 31, 2025:

	September 30, 2025	March 31, 2025
Raw materials	$10,574	$10,623
Finished goods	161,812	156,251
Total inventories	$172,386	$166,874

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of September 30 and March 31, 2025:

	September 30, 2025	March 31, 2025
Prepayment	51,900	50,590
Deposit	31,906	722,035
Receivable of consideration on disposal of subsidiaries	14,044	-
Coupon receivable of debt security held-to-maturity	437,500	-
Loan to third party	2,500,000	2,500,000
Other receivables	459,351	365,722
	$3,494,701	$3,638,347

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30 and March 31, 2025:

	September 30, 2025	March 31, 2025
Production plant	$63,983	$103,242
Motor vehicles	804,269	734,990
Office equipment	31,922	52,194
	900,174	890,426
Less: accumulated depreciation	(532,750)	(502,429)
Plant and equipment, net	$367,424	$387,997

Depreciation expense for the three and six months ended September 30, 2025 and 2024 was $17,429 and $26,942, $37,733 and $75,919, respectively.

11. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of September 30, 2025, the Company has borrowed $132,608 (RMB944,255) (March 31, 2025: $130,051) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,254,858 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. As of September 30, 2025, the Company has borrowed $470,462 (RMB3,350,000) (March 31, 2025: $406,300) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will expire on February 1, 2026.

In December 2023, Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $69,714 (RMB500,000) for daily operations. The annual interest rate of this line of credit is 16.2%. The loan facility will expire on December 26, 2025. As of September 30, 2025, the Company has fully repaid this loan facility (March 31, 2025: $25,824)

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $139,429 (RMB1,000,000) for daily operations. As of September 30, 2025, the Company has borrowed $40,125 (RMB285,714) (March 31, 2025: $78,702) under this line of credit with annual interest rate of 8.244%. The loan facility will expire on March 22, 2026.

12. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes. It is a wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong, is indirectly wholly-owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2025 and 2024.

Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd (“YX”), our wholly-owned subsidiary, was incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the six months ended September 30, 2025 and 2024.

YX is governed by the Income Tax Laws of the PRC. All YX’s operating companies were subject to progressive EIT rates from 5% to 15% in 2025 and 2024. The preferential tax rate will expire at end of year 2025 and the EIT rate will be 25% from year 2026.

YX’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no U.S. taxable income for the six months ended September 30, 2025 and 2024.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits (expense)	(190,447)	(180,118)	(223,074)	(394,191)
Temporary differences	160,908	(30,436)	194,533	(46,207)
Permanent difference	29,609	(78,809)	29,354	(46,196)
Changes in valuation allowance	-	290,425	21	488,121
Income tax expense	$70	$1,062	834	1,527

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

13. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following six segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing subleasing of shops and property management services for garment wholesalers and retailers in garment market. At end of June 2025, the Company disposed of HX to the management of the subsidiary. The property management and subleasing business was then classified as discontinued operation.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended September 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
Revenues from external customers	2025	2024	2025	2024
Garments manufacturing segment	12,935	148,470	32,831	235,072
Logistics services segment	807,757	964,429	1,614,215	1,450,936
Total of reportable segments and consolidated revenue	$820,692	$1,112,899	$1,647,046	$1,686,008

Intersegment revenue
Garments manufacturing segment	-	-	-	-

Loss from operations by segment for the three and six ended September 30, 2025 and 2024 is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Garments manufacturing segment	(2,723)	1,622	(32,310)	(62,023)
Logistics services segment	63,258	229,558	49,777	250,437
Total of reportable segments	$60,535	$231,180	$17,467	$188,414
Corporate and other	(510,383)	(272,692)	(822,190)	(528,953)
Total consolidated income (loss) from operations	(449,848)	(41,512)	(804,723)	(340,539)

Total assets by segment as of September 30 and March 31, 2025 are as follows:

Total assets	September 30, 2025	March 31, 2025
Garment manufacturing segment	$169,341	$238,981
Logistics services segment	2,978,511	3,167,654
Property management and subleasing	-	19,855,305
Total of reportable segments	3,147,852	23,261,939
Corporate and other	25,059,123	25,905,398
Consolidated total assets	$28,206,975	$49,167,337

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Revenues
China	820,692	1,112,899	1,647,046	1,686,008

	September 30, 2025	March 31, 2025
Long-Lived Assets
China	392,712	19,375,723

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

The Warrants are considered a freestanding instrument issued together with the Convertible Notes and measured at their issuance date fair value. Proceeds received were first allocated to the Warrants based on their initial fair value. The initial fair value of the Warrants was $3.9 million. The Warrants were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of September 30, 2025, the balance of the Warrants was approximately $0.8 million (March 31, 2025: $1.0 million).

The Convertible Notes are classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of September 30, 2025, the fair value of the conversion option was $Nil (March 31, 2025: $1.4 million).

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

The Company’s Convertible Notes’ obligations were as the following for the three and six months ended September 30, 2025 and 2024:

	Three months ended			Six months ended
	September 30,			September 30,
	2025		2024	2025		2024
Carrying value – beginning balance		$1,162,204	$3,518,999		$2,900,160	$2,684,697
Converted to ordinary shares		(763,832)	(82,642)		(3,054,240)	(82,642)
Redemption		(400,756)	-		(334,534)	-
Amortization of debt discount		1,843	-		418,510	682,648
Deferred debt discount and cost of issuance		-	(264,186)			(263,925)
Interest charge		541	44,187		70,104	195,580
Carrying value – ending balance	$	Nil	$3,216,358	$	Nil	$3,216,358

During the three months ended September 30, 2025, $0.8 million of Convertible Notes was converted into approximately 1.5 million shares of Common Stock, with an average effective conversion price of $0.5222 per share. During the six months ended September 30, 2025, approximately $3.1 million of the Convertible Notes was converted into approximately 5.7 million shares of Common Stock, with an average effective conversion price of $0.5327 per share.

During the three and six months ended September 30, 2024, $82,642 of the Convertible Notes was converted into   132,994 shares of Common Stock, with average effective conversion price of $0.6214 per share.

The Company’s derivative liabilities were as the following for the three and six months ended September 30, 2025 and 2024:

	Three months ended				Six months ended
	September 30,				September 30,
	2025		2024		2025		2024
Derivative liabilities –Warrants	$		$		$		$
Beginning balance		738,195		117,440		989,852		251,657
Marked to the market		452,983		184,549		201,326		50,332
Ending fair value		1,191,178		301,989		1,191,178		301,989

Derivative liabilities – Embedded conversion feature
Beginning balance		27,925		36,036		1,782,498		36,298
Converted to shares of Common Stock		(17,114)		(1,330)		(1,589,352)		(1,330)
Remeasurement on change of convertible price		(1,832)		264,186		17,625		263,925
Redemption		(8,979)		-		(8,979)		-
Marked to the market		-		347,065		(201,792)		347,064
Ending fair value		Nil		645,957		Nil		645,957

Total Derivative fair value at end of period		$1,191,178		$947,946		$1,191,178		$947,946

15. LEASE

As a lessee

Right-of-use asset and lease liabilities

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of September 30, 2025, with a discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its subleasing and property management services business for 16 years with an option to extend the lease.

The following table summarizes the components of lease expense:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Operating lease cost	339,428	265,894	339,428	524,976
Short-term lease cost	31,219	32,408	31,219	68,871
	$370,647	$298,302	$370,647	$593,847

The following table summarizes supplemental information related to leases:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$370,647	$298,302		593,847
Right-of-use assets obtained in exchange for new operating leases liabilities	-	1,096,683	-	1,233,672
Weighted average remaining lease term - Operating leases (years)	13.3	13.9	13.3	13.9
Weighted average discount rate - Operating leases	4.90%	4.90%	4.90%	4.90%

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

16. SHARE CAPITAL AND RESERVE

Common Stock

In August 2022, the Company completed its IPO and 5,000,000 shares of Common Stock were issued and sold to the public, with proceeds of approximately $20.2 million, net of underwriter commissions and relevant offering expenses.

In September, 2022, 391,666 shares of Common Stock were issued upon cashless exercise of Underwriter Warrants.

On February 3, 2023, 3,370,000 shares of Common Stock were issued as pre-delivery shares to the placement agents.

In January 2023, the Company increased its authorized share capital and the authorized share capital is $250,000 divided into 250,000,000 shares of Common Stock with par value of US$0.001 per share.

The Company effected the amendment and combination to the outstanding shares of its Common Stock into fewer number of outstanding shares (the “Reverse Stock Split Amendment”) at a ratio of one-for-ten, with effect on September 26, 2023. As a result, the number of shares was reduced by 33,655,839 shares.

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

There are 11,715,348 and 6,043,769 shares of Common Stock issued and outstanding at September 30, 2025 and March 31, 2025, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, a subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the six months ended September 30, 2025 and 2024 was $402 and $Nil, respectively. The balance of paid-up statutory reserve was $37,020 as of both September 30, 2025 and 2024.

17. 2024 EQUITY INCENTIVE PLAN

On August 11, 2025, 161,665 shares of Common Stock were issued and granted to the directors and executive officers pursuant to the 2024 Equity Incentive Plan. These incentive shares were vested immediately. The stock-based payment was measured at fair value using closing market price of the day prior to the grant date. The fair value was charged to income statement when the common stocks were granted. During the three months ended September 30, 2025, the stock-based payment expense was $70,001 (2024: Nil).

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.12 and 7.26 as of September 30, 2025 and March 31, 2025, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.231 and 7.004, 7.194 and 7.20 for the three and six months ended September 30, 2025 and 2024, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of September 30, 2025 and March 31, 2025.

Garment manufacturing segment

	September 30, 2025	March 31, 2025
Customer A	100.0%	100.0%

The high concentration as of September 30, 2025 was mainly due to business development of a large distributor of garments.

Logistics services segment

	September 30, 2025	March 31, 2025
Customer A	23.4%	20.2%
Customer B	23.1%	17.6%
Customer C	6.6%	3.4%
Customer D	6.0%	5.4%
Customer E	5.9%	5.9%

Property management and subleasing segment

There was no account receivable for the property management and subleasing segment as of September 30, 2025 and March 31, 2025.

Concentration on customers

For the three months ended September 30, 2025, three customers from the logistics services segment provided more than 10% of total revenue of the Company, representing 63.5% of total revenue of the Company for that period. For the six months ended September 30, 2025, three customers from the logistics services segment provided more than 10% of total revenue of the Company, representing 53.8%  of total revenue of the Company for that period .

For the three months ended September 30, 2024, three customers from the logistics services segment provided more than 10% of total revenue of the Company, representing 48.6% of total revenue of the Company for that period. For the six months ended September 30, 2024, two customers from logistics services segment provided more than 10% of total revenue of the Company, representing 36.5% of total revenue of the Company for that period.

Concentration on suppliers

The following tables summarize the purchases from five largest suppliers of each of the reportable segments for the three and six months ended September 30, 2025 and 2024.

	Three months ended			Six months ended
	September 30,			September 30,
	2025		2024	2025	2024
Garment manufacturing segment	Nil	%	60.6%	100%	41.8%
Logistics services segment	100%		100%	100%	100%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of September 30, 2025, the total outstanding borrowings amounted to $643,194 (RMB4,579,969) with various interest rate from 4.34% to 16.2% p.a. (Note 12)

19. SUBSEQUENT EVENTS

There are no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2025 and 2024 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We (“Addentax Group Corp.”) are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly-owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. We classify our businesses into three main segments: garment manufacturing, logistics services, and property management and subleasing.

Unless the context otherwise requires, all references in this quarter report to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Qianhai Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) ShenzhenYingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (ix) Dongguan Aotesi Garments Co., Ltd.,, a PRC company (“AOT”), (x) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

Effective July 2025, Shenzhen Yingxi Industrial Chain Services Co., Ltd, previously known as Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd, changed its name to Shenzhen Yingxi Industrial Chain Services Co., Ltd due to a relocation of its registered address. The name change did not result in any material change to the subsidiary’s operations, financial position, or results.

“PRC Subsidiaries” refers to, collectively, YX, HSW, YS, PF, XKJ, AOT and HX.

“WFOE” refers to Yingxi Textile & Garments Co., Ltd or “QYTG”, a wholly foreign-owned enterprise in China, which is indirectly wholly owned by Addentax Group Corp.

Effective August 2025, Yingxi Textile & Garments Co., Ltd, previously known as Qianhai Yingxi Textile & Garments Co., Ltd, changed its name to Yingxi Textile & Garments Co., Ltd due to a relocation of its registered address. The name change did not result in any material change to the subsidiary’s operations, financial position, or results.

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and delivery requirements for our customers. We conduct our garment manufacturing operations through three wholly-owned subsidiaries, namely HSW, YS and AOT  , which are located in the Guangdong province, China.

In May 2025, the Company disposed of AOT to the management of AOT.

Our logistics business consists of delivery and courier services covering 44 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly-owned subsidiaries, namely XKJ and PF, which are located in the Guangdong province, China.

Our property management and subleasing business provides subleasing of shops and property management services to garment wholesalers and retailers in the garment market. We currently have an aggregate of 56,238 square meters floor space and provide approximately 1,300 shop space to clients. We conduct our property management and subleasing operation through a wholly-owned subsidiary acquired in September 2023, HX, which is located in the Guangdong province, China. On July 1, 2025, the Company disposed of HX to its management. As of date of disposal, the net assets of HX was $6,972. The consideration was $13,829, resulting in an income of $6,857 from disposal.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery of our products. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistics system and to build a nationwide delivery and courier network in China. As of September 30, 2024, we provide logistics services to over 44 cities in 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2025.

Property Management and Subleasing Business

The business objective of our property management and subleasing segment was to integrate resources in a shopping mall, develop e-commerce and the Internet celebrity economy and increase the value of the stores in that area.

The Company conducted the business through a wholly-owned subsidiary, HX. In July 2025, the Company disposed of HX to the management of HX. The property management and subleasing business was then classified as discontinued operation.

Seasonality of Business

Garment Manufacturing Business

We generally receive more purchase orders during our second and third quarters and fewer manufacturing orders during May and June.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Results of Operations for the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,				Changes in 2025
	2025		2024		compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$820,692	100.0%	$1,112,899	100%	$(292,207)	(26.3)%
Cost of revenues	(595,545)	(72.6)%	(641,819)	(57.7)%	46,274	(7.2)%
Gross profit	225,147	27.4%	471,080	42.3%	(245,933)	(52.2)%
Operating expenses	(674,995)	(82.2)%	(512,592)	(46.1)%	(162,403)	31.7%
Loss from operations	(449,848)	(54.8)%	(41,512)	(3.7)%	(408,336)	983.7%
Other income, net	82,832	10.1%	84,137)	7.6%	(1,305)	(1.6)%
Fair value gain or loss	(452,983)	(55.2)%	(531,614)	(47.8)%	78,631	(14.8)%
Net finance cost	(11,789)	(1.4)%	(57,596)	(5.2)%	45,807	(79.5)%
Income tax expense	(70)	(0.0)%	(1,062)	(0.1)%	992	(93.4)%
Loss from continuing operations	(831,858)	(101.4)%	(547,647)	(49.2)%	(284,211)	51.9%
Income (loss) from discontinued operations	729,021	88.8)%	(173,885)	(15.6)%	902,906	(519.3)%
Net loss	$(102,837)	(12.5)%	$(721,532)	(64.8)%	$618,695	(85.7)%

Revenue

Total revenue for the three months ended September 30, 2025 decreased by approximately $0.3 million, or 26.3%, as compared with the three months ended September 30, 2024. The decrease was mainly due to the decrease of $0.1 million in garment manufacturing business revenue and decrease of $0.2 million in logistics services revenue.

Revenue generated from our garment manufacturing business contributed approximately $0.01 million, or 1.6%, of our total revenue for the three months ended September 30, 2025. By comparison, revenue generated from garment manufacturing business contributed approximately $0.1 million or 11.1% of our total revenue for the three months ended September 30, 2024. The low level of sales was mainly due to a decrease in order volume and fierce market competition.

Revenue generated from our logistics services business contributed approximately $0.8 million, or 98.4%, of our total revenue for the three months ended September 30, 2025. By comparison, revenue generated from our logistic business contributed approximately $1.0 million or 71.9% of our total revenue for the three months ended September 30, 2024.

Cost of revenue

	Three months ended September 30,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$12,935	100.0%	$148,470	100%	$(135,535)	(91.3)%
Raw materials	6,444	49.8%	87,273	58.8%	(80,829)	(92.6)%
Labor	-	-%	36,428	24.5%	(36,428)	(100.0)%
Other and Overhead	-	-%	7,094	4.8%	(7,094)	(100.0)%
Total cost of revenue for garment manufacturing	6,444	49.8%	130,795	88.1%	(124,351)	(95.1)%
Gross profit for garment manufacturing	6,491	50.2%	17,675	11.9%	(11,184)	(63.3)%

Net revenue for logistics services	807,757	100.0%	964,429	100.0%	(156,672)	(16.2)%
Fuel, toll and other cost of logistics services	504,265	62.4%	511,024	53.0%	(6,759)	(1.3)%
Subcontracting fees	84,835	10.5%	-	-%	84,835	-
Total cost of revenue for logistics services	589,100	72.9%	511,024	53.0%	78,077	15.3%
Gross profit for logistics services	218,657	27.1%	453,405	47.0%	(234,749)	(51.8)%

Total cost of revenue	$595,544	72.6%	$641,819	57.7%	$(46,275)	(7.2)%
Gross profit	$225,147	27.4%	$471,080	42.3%	$(245,933)	(52.2)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 49.8% of our total garment manufacturing business revenue for the three months ended September 30, 2025, as compared with 58.8% for the three months ended September 30, 2024. The decrease in percentage was mainly due to a reduction in the costs of the raw materials.

Labor costs for our garment manufacturing business was nil for the three months ended September 30, 2025, as compared with 24.5% for the three months ended September 30, 2024. There was no production during the three months ended September 30, 2025 as we procured products from external manufacturers for resale instead of manufacturing.

Overhead and other expenses for our garment manufacturing business was nil for the three months ended September 30, 2025, as compared with 4.8% of total garment business revenue for the three months ended September 30, 2024. There was no production during the three months ended September 30, 2025.

For our logistic services business, we outsourced some of the business to our contractors. We relied on a few contractors, and the contracting fees to our largest contractor represented approximately 16.0% ($0.09 million) and nil% of total cost of revenues for our service segment for the three months ended September 30, 2025 and 2024, respectively. The increase was attributed to the use of contractors. We have not experienced any disputes with our contractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our logistics services business for the three months ended September 30, 2025 were approximately $0.5 million as compared with $0.5 million for the three months ended September 30, 2024. Fuel, toll and other costs for our logistics services business accounted for approximately 62.4% of our total service revenue for the three months ended September 30, 2025, as compared with 53.0% for the three months ended September 30, 2024. The increase in percentage was primarily attributable to an increased use of contractors during the quarter.

Gross profit

Garment manufacturing business gross profit for the three months ended September 30, 2025 was $6,491, as compared with $17,679 for the three months ended September 30, 2024. Gross profit accounted for 50.2% of our total garment manufacturing business revenue for the three months ended September 30, 2025, as compared to 47.0% for the three months ended September 30, 2024. The increase of gross profit ratio was mainly due to the procurement of products from external manufacturers for resale instead of manufacturing.

Gross profit in our logistics services business for the three months ended September 30, 2025 was $218,656 and gross margin was 27.1%. Gross profit in our logistics services business for the three months ended September 30, 2024 was $453,406 and gross margin was 47.0%. The decrease of gross profit ratio was mainly due to a combination of cost and market factors: significantly higher toll expenses; and a competitive “low-margin, high-volume” pricing strategy adopted to maintain market share amid intense economic competition, despite year-over-year revenue growth in the 2025 period.

	Three months ended September 30,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Gross profit	$225,147	100%	$471,080	100%	(245,933)	(52.2%
Operating expenses:
Selling expenses	(4,643)	(2.1)%	(13,399)	(2.8)%	8,756	(65.3)%
General and administrative expenses	(670,352)	(297.7)%	(499,193)	(106.0)%	(171,159)	34.3%
Total	$(674,995)	(299.8)%	$(512,592)	(108.8)%	(162,403)	31.7%
(Loss) Income from operations	$(449,848)	(199.8)%	$(41,512)	(8.8)%	(408,336)	983.7%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the three months ended September 30, 2025 and 2024 were $4,643 and $13,400, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended September 30, 2025 and 2024 were $4,569 and $2,653, respectively. Our general and administrative expenses in our logistics services segment for the three months ended September 30, 2025 and 2024 were $155,397 and $223,375, respectively. Our general and administrative expenses in our corporate office for the three months ended September 30, 2025 and 2024 were $510,384 and $274,855, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the three months ended September 30, 2025 increased by approximately 34.3% to $670,352 from $499,193 for the three months ended September 30, 2024.

Loss from operations

Loss from operations for the three months ended September 30, 2025 and 2024 was $449,848 and $245,066, respectively. Loss from operations in our garment manufacturing segments was $2,723 and income from operation of $1,622 for the three months ended September 30, 2025 and 2024, respectively. The increase in losses was mainly due to the decrease in revenue. Income (loss) from operations in our logistics services segment was $63,258 and $229,558 for the three months ended September 30, 2025 and 2024, respectively. The decrease in income was mainly due to decreased sales. We incurred expenses from operations in corporate office of $510,383 and $274,381 for the three months ended September 30, 2025 and 2024, respectively.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2025 and 2024 was $70 and $1,062, respectively. YX primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended September 30, 2025 and 2024.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended September 30, 2025 and 2024.

The majority of our subsidiaries are governed by the Income Tax L aws of the PRC. All YX’s operating companies are subject to progressive EIT rates from 5% to 15% in 2025. The preferential tax rates will expire at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended September 30, 2025 and 2024.

Net Loss

We incurred net loss of approximately $0.1 million and net loss of approximately $0.7million for the three months ended September 30, 2025 and 2024, respectively. Our basic and diluted loss per share were ($0.01) and ($0.13) for the three months ended September 30, 2025 and 2024, respectively.

Results of Operations for the six months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended September 30, 2025 and 2024. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended September 30,				Changes in 2025
	2025		2024		compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$1,647,046	100.0%	$1,686,008	100%	$(38,962)	(2.3)%
Cost of revenues	(1,231,485)	(74.8)%	(950,450)	(56.4)%	(281,035)	29.6%
Gross profit	415,561	25.2%	735,558	43.6%	(319,997)	(43.5)%
Operating expenses	(1,220,284)	(74.1)%	(1,076,097)	(63.8)%	(144,187)	13.4%
Loss from operations	(804,723)	(48.9)%	(340,539)	(20.2)%	(464,184)	136.3%
Other income, net	436,483	26.5%	66,096	3.9%	370,387	560.4%
Fair value gain or loss	465	0.0%	(397,397)	(23.6)%	397,862	(100.1)%
Net finance cost	(594,521)	(36.1)%	(904,924)	(53.7)%	310,403	(34.3)%
Income tax expense	(834)	(0.1)%	(1,527)	(0.1)%	693	(45.4)%
Loss from continuing operations	(963,130)	(58.5)%	(1,578,291)	(93.6)%	615,161	(39.0)%
Income (loss) from discontinued operations	467,855	28.4%	(364,352)	(21.6)%	832,207	(228.4)%
Net loss	$(495,275)	(30.1)%	$(1,942,643)	(115.2)%	$1,447,368	(74.5)%

Revenue

Total revenue for the six months ended September 30, 2025 decreased by $38,962, or 2.3%, as compared with the six months ended September 30, 2024. The decrease was mainly due to the increase of $0.16 million in logistics services revenue and a decrease of $0.20 million in garment manufacturingrevenue.

Revenue generated from our garment manufacturing business contributed $32,831, or 2.0%, of our total revenue for the six months ended September 30, 2025. By comparison, revenue generated from garment manufacturing business contributed approximately $0.2 million or 10.7% of our total revenue for the six months ended September 30, 2024. The low level of sales was mainly due to a decrease in order volume and fierce market competition.

Revenue generated from our logistics services business contributed approximately $1.6 million, or 98.0%, of our total revenue for the six months ended September 30, 2025. By comparison, revenue generated from our logistic business contributed approximately $1.5 million or 66.2% of our total revenue for the six months ended September 30, 2024.

Cost of revenue

	Six months ended September 30,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$32,831	100.0%	$235,072	100%	$(202,241)	(86.0)%
Raw materials	13,418	40.9%	124,959	53.2%	(111,541)	(89.3)%
Labor	8,162	24.8%	54,524	23.2%	(46,362)	(85.0)%
Other and Overhead	1,237	3.8%	10,648	4.5%	(9,411)	(88.4)%
Total cost of revenue for garment manufacturing	22,817	69.5%	190,131	80.9%	(167,314)	(88.0)%
Gross profit for garment manufacturing	10,014	30.5%	44,941	19.1%	(34,927)	(77.7)%

Net revenue for logistics services	1,614,215	100.0%	1,450,936	100.0%	163,279	11.3%
Fuel, toll and other cost of logistics services	1,075,348	66.6%	760,319	52.4%	315,029	41.4%
Subcontracting fees	133,320	8.3%	-	-	133,320	-
Total cost of revenue for logistics services	1,208,668	74.9%	760,319	52.4%	448,349	59.0%
Gross profit for logistics services	405,547	25.1%	690,617	47.6%	(285,070)	(41.3)%

Total cost of revenue	$1,231,485	74.8%	$950,450	56.4%	$281,035	29.6%
Gross profit	$415,561	25.2%	$735,558	43.6%	$(319,997)	(43.5)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 40.9% of our total garment manufacturing business revenue for the six months ended September 30, 2025, as compared with 53.2% for the six months ended September 30, 2024. The decrease in percentage was mainly due to a reduction in the costs of the raw materials.

Labor costs for our garment manufacturing business was approximately 24.8% of our total garment manufacturing business revenue for the six months ended September 30, 2025, as compared with 23.2% for the six months ended September 30, 2024. We maintained a sustainable level in wages. The increase in portion of labor cost against revenue was mainly due to the decrease in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 3.8% of our total garment business revenue for the six months ended September 30, 2025, as compared with 4.5% of total garment business revenue for the six months ended September 30, 2024.

For our logistic services business, we outsourced some of the business to our contractors. We relied on a few contractors, and the contracting fees to our largest contractor represented approximately 7.8% ($0.09 million) and nil% of total cost of revenues for our service segment for the six months ended September 30, 2025 and 2024, respectively. The increase was attributed to the use of contractors. We have not experienced any disputes with our contractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our logistics services business for the six months ended September 30, 2025 were approximately $1.1 million as compared with $0.8 million for the six months ended September 30, 2024. Fuel, toll and other costs for our logistics services business accounted for approximately 66.6% of our total service revenue for the six months ended September 30, 2025, as compared with 52.4% for the six months ended September 30, 2024. The increase was primarily attributable to an increased use of contractors during the quarter ended September 30, 2025.

Gross profit

Garment manufacturing business gross profit for the six months ended September 30, 2025 was $10,014, as compared with $44,942 for the six months ended September 30, 2024. Gross profit accounted for 30.5% of our total garment manufacturing business revenue for the six months ended September 30, 2025, as compared to 19.1% for the six months ended September 30, 2024. The increase of gross profit ratio was mainly due to the procurement of products from external manufacturers for resale instead of manufacturing.

Gross profit in our logistics services business for the six months ended September 30, 2025 was $405,547 and gross margin was 25.1%. Gross profit in our logistics services business for the six months ended September 30, 2024 was $690,617   and gross margin was 47.6%. The decrease of gross profit ratio was mainly due to a combination of cost and market factors: significantly higher toll expenses; and a competitive “low-margin, high-volume” pricing strategy adopted to maintain market share amid intense economic competition, despite year-over-year revenue growth in the 2025 period.

	Six months ended September 30,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Gross profit	$415,561	100.0%	$735,558	100%	(319,997)	(43.5)%
Operating expenses:
Selling expenses	(11,304)	(2.7)%	(96,002)	(13.1)%	84,698	(88.2)%
General and administrative expenses	(1,208,980)	(290.9)%	(980,095)	(133.2)%	(228,885)	23.4%
Total	$(1,220,284)	(293.6)%	$(1,076,097)	(146.3)%	(144,187)	13.4%
(Loss) Income from operations	$(804,723)	(193.6)%	$(340,539)	(46.3)%	(464,184)	136.3%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the six months ended September 30, 2025 and 2024 were   $11,304 and $96,002, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the six months ended September 30, 2025 and 2024 were $31,019 and $10,963, respectively. Our general and administrative expenses in our logistics services segment for the six months ended September 30, 2025 and 2024 were $355,769 and $439,625, respectively. Our general and administrative expenses in our corporate office for the six months ended September 30, 2025 and 2024 were $822,192 and $532,753, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the six months ended September 30, 2025 increased by approximately 23.4% to $1.2 million from $1.0 million for the six months ended September 30, 2024.

Loss from operations

Loss from operations for the six months ended September 30, 2025 and 2024 was $804,723 and $750,082, respectively. Loss from operations in our garment manufacturing segments was $32,310 and $62,023 for the six months ended September 30, 2025 and 2024, respectively. The decrease in losses was mainly due to implementing operational cost-saving measures. Income (loss) from operations in our logistics services segment was $49,777 and $250,437 for the six months ended September 30, 2025 and 2024, respectively. The decrease in income was mainly due to decreased sales. We incurred expenses from operations in corporate office of $822,190and $532,198 for the six months ended September 30, 2025 and 2024, respectively.

Income Tax Expenses

Addentax incorporated in the US is dormant ( No income, no expenses except for listing/ administrative expenses). Addentax has no current US tax. All the taxable income are generated by the foreign subsidiaries and the income tax computation is disclosed in Note 12

Income tax expense for the six months ended September 30, 2025 and 2024 was $834 and $1,527, respectively. YX primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the six months ended September 30, 2025 and 2024.

QYTG and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the six months ended September 30, 2025 and 2024.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All YX’s operating companies are subject to progressive EIT rates from 5% to 15% in 2025. The preferential tax rates will expire at end of year 2025.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the six months ended September 30, 2025 and 2024.

Net Loss

We incurred net loss of approximately $0.5 million and $1.9 million for the six months ended September 30, 2025 and 2024, respectively. Our basic and diluted loss per share were ($0.06) and ($0.36) for the six months ended September 30, 2025 and 2024, respectively.

Summary of cash flows

Summary cash flows information for the six months ended September 30, 2025 and 2024 is as follow:

	Six months ended September 30,
	2025	2024
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(967,518)	$528,998
Net cash used in investing activities	(272,009)	(115,651)
Net cash provided by (used in) financing activities	$1,364,394	$(415,566)

Net cash used in operating activities in the six months ended September 30, 2025 was approximately $0.9 million as compared to cash of $0.5 million provided by operating activities in the six months ended September 30, 2024, which was approximately $1.5 million less than that of the six months ended September 30, 2024. The decrease was mainly due to (i) net income adjusted to operating cash flow for the six months ended September 30, 2025 was $0.4 million more than that of the six months ended September 30, 2024; (ii) the movement of operating assets and liabilities in the six months ended September 30, 2025 resulted in cash outflow of approximately $1.2 million, which was $1.1 million more than that of the corresponding period in 2024;.

Net cash used in investing activities for the six months ended September 30, 2025 was approximately $0.27 million, which was $0.15 million more than the six months ended September 30, 2024. The cash outflow was mainly due to purchase of property, plant and equipment of $0.12 million and cash decrease of $0.16 million in disposal of subsidiaries.

Net cash provided by financing activities for the six months ended September 30, 2025 was approximately $1.4 million as compared to cash used in financing activities of $0.4 million in the six months ended September 30, 2024, which was approximately $1.8 million less than the six months ended September 30, 2025. The increase was mainly because in the six months ended September 30, 2025, the Company had release of restricted cash of $2.7 million, paid net cash advance of $1.0 million to related parties, and payment of $0.39 million for redemption of convertible notes. While in the six months ended September 30, 2024, the Company released restricted cash of $1.3 million, paid $0.9 million net cash advance to related parties, and received net proceeds from bank loans of $0.1 million.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, we had cash on hand of approximately $0.4 million, total current assets of approximately $27.8 million and current liabilities of approximately $1.1 million. We currently finance our operations from revenue, fund raising from our initial public offering and private placement proceeds and capital contributions from our chief executive officer, Mr. Zhida Hong.

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, Mr. Hong has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of September 30, 2025, the market foreign exchange rate was RMB 7.12 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the six months ended September 30, 2025 and 2024 was approximately $(0.08) million and $(0.05) million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective .

Changes in Internal Controls over Financial Reporting

In response to the previously identified internal control weaknesses, the Company has implemented improvements to its internal controls, including:

1. hiring a reporting manager (“Internal Finance Manager”) who has the requisite relevant U.S. GAAP and SEC reporting experience and qualifications;

2. making an overall assessment of the current finance and accounting resources and hiring additional accounting members with appropriate levels of accounting knowledge and experience;

3. streamlining our accounting department structure and enhancing our staff’s U.S. GAAP and SEC reporting requirements on a continuous basis through internal training provided by our Internal Finance Manager;

4. participating in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular U.S. GAAP /SEC reporting requirements updates.

As a result of these actions, we believe we have successfully remediated the identified weaknesses, and internal controls over financial reporting are now considered effective.

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

Addentax Group Corp.

Date: November 14, 2025	By:	/s/ Zhida Hong
Zhida Hong
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Chao Huang
Chao Huang
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

