Form 10-Q
period 2025-12-31
ADDENTAX GROUP CORP.
filed 2026-02-13
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

As of February 13, 2026, there were 11,715,348 shares outstanding of the registrant’s shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADDENTAX GROUP CORP.

FINANCIAL STATEMENTS

For the nine months ended December 31, 2025 and 2024

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

(UNAUDITED)

	December 31, 2025	March 31, 2025

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$238,466	$324,953
Restricted cash	10,756	2,750,000
Accounts receivables, net	890,809	929,817
Debt securities held-to-maturity	17,500,000	17,500,000
Inventories	178,014	166,874
Prepayments and other receivables	3,482,884	3,638,347
Advances to suppliers	249,400	198,494
Amount due from related party	5,323,739	4,283,129
Total current assets	27,874,068	29,791,614

NON-CURRENT ASSETS
Plant and equipment, net	355,714	387,997
Operating lease right of use asset	-	18,722,277
Long-term prepayments	20,039	265,449
Total non-current assets	375,753	19,375,723
TOTAL ASSETS	$28,249,821	$49,167,337

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$717,849	$640,878
Accounts payable	49,370	53,199
Amount due to related parties	216,508	161,594
Advances from customers	21,966	332,492
Accrued expenses and other payables	280,814	1,858,198
Operating lease liability current portion	-	905,958
Total current liabilities	1,286,507	3,952,319

NON-CURRENT LIABILITIES
Convertible debts	-	2,900,160
Derivative liabilities	5,332,415	2,772,350
Operating lease liability	-	17,810,700
Total non-current liabilities	5,332,415	23,483,210
TOTAL LIABILITIES	$6,618,922	$27,435,529

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 11,715,348 and 6,043,769 shares issued and outstanding at December 31 and March 31, 2025, respectively)	$11,715	$6,044
Additional paid-in capital	39,948,903	35,240,981
Accumulated Deficit	(18,355,287)	(13,663,790)
Statutory reserve	37,020	37,422
Accumulated other comprehensive loss	(11,452)	111,151
Total equity	21,630,899	21,731,808
TOTAL LIABILITIES AND EQUITY	$28,249,821	$49,167,337

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

REVENUES	$975,823	$864,876	$2,622,869	$2,550,884

COST OF REVENUES	(680,910)	(674,709)	(1,912,395)	(1,625,159)

GROSS PROFIT	294,913	190,167	710,474	925,725

OPERATING EXPENSES
Selling and marketing	(9,109)	(28,819)	(20,413)	(124,821)
General and administrative	(354,597)	(311,383)	(1,563,577)	(1,291,478)
Total operating expenses	(363,706)	(340,202)	(1,583,990)	(1,416,299)

INCOME (LOSS) FROM OPERATIONS	(68,793)	(150,035)	(873,516)	(490,574)

Fair value gain or loss	(4,141,237)	(648,051)	(4,140,772)	(1,045,448)
Interest income	288	308	860	985
Interest expenses	(10,569)	(124,984)	(605,662)	(1,030,585)
Other income, net	24,337	31,807	460,820	97,903

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(4,195,974)	(890,955)	(5,158,270)	(2,467,719)
INCOME TAX EXPENSE	(248)	(3,116)	(1,082)	(4,643)
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(4,196,222)	(894,071)	(5,159,352)	(2,472,362)
Income (loss) on discontinued operations	-	(191,650)	467,855	(556,002)
NET (LOSS) INCOME	(4,196,222)	(1,085,721)	(4,691,497)	(3,028,364)
Foreign currency translation gain	(45,781)	107,565	(122,603)	62,515
TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,242,003)	$(978,156)	$(4,814,100)	$(2,965,849)

LOSS PER SHARE FROM CONTINUING OPERATIONS - Basic and diluted	(0.45)	(0.16)	(0.55)	(0.43)
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - Basic and diluted	-	(0.03)	0.05	(0.10)
Weighted average number of shares outstanding – Basic and diluted	9,298,652	5,750,523	9,298,652	5,750,523

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

				Retained earnings		Accumulated
			Additional	(accumulated deficit)		other
	Common Stock		paid-in		Statutory	comprehensive	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	Equity
BALANCE AT OCTOBER 1, 2024	6,043,769	$6,044	$35,240,981	$(10,511,833)	$37,020	$17,967	$24,790,179
Appropriation for Statutory reserve	-	-	-	(662)	662	-	-
Foreign currency translation	-	-	-	-	-	107,565)	107,565
Net income for the period	-	-	-	(1,085,721)	-	-	(1,085,721)
BALANCE AT DECEMBER 312024	6,043,769	$6,044	$35,240,981	$(11,598,216)	$37,682	$125,532	$23,812,023

BALANCE AT OCTOBER1, 2025	11,715,348	$11,715	$39,948,903	$(14,159,065)	$37,020	$34,329	$25,872,902
Additional paid-in capital from conversion of convertible debts	-	-	780,945	-	-	-	780,945
Foreign currency translation	-	-	-	-	-	(45,781)	(45,781)
Net income for the period	-	-	-	(4,196,222)	-	-	(4,196,222)
BALANCE AT DECEMBER 31, 2025	11,715,348	$11,715	$39,948,903	$(18,355,287)	$37,020	$(11,452)	$21,630,899

BALANCE AT APRIL 1, 2024	5,383,769	$5,384	$34,510,869	$(8,569,190)	$37,020	$63,017	$26,047,100
Issuance of new shares	660,000	660	646,140	-	-	-	646,800
Additional paid-in capital from conversion of convertible debts	-	-	83,972	-	-	-	83,972
Appropriation for Statutory reserve	-	-	-	(662)	662	-	-
Foreign currency translation	-	-	-	-	-	62,515	62,515
Net income for the period	-	-	-	(3,028,364)	-	-	(3,028,364)
BALANCE AT DECEMBER 31, 2024	6,043,769	$6,044	$35,240,981	$(11,598,216)	$37,682	$125,532	$23,812,023

BALANCE AT APRIL 1, 2025	6,043,769	$6,044	$35,240,981	$(13,663,790)	$37,422	$111,151	$21,731,808

Issuance of new shares	5,671,579	5,671	64,330	-	-	-	70,001
Additional paid-in capital from conversion of convertible debts	-	-	4,643,592	-	-	-	4,643,592
Apropriation for Statutory reserve	-	-	-	-	(402)	-	(402)
Foreign currency translation	-	-	-	-	-	(122,603)	(122,603)
Net income for the period	-	-	-	(4,691,497)	-	-	(4,691,497)
BALANCE AT DECEMBER 31, 2025	11,715,348	$11,715	$39,948,903	$(18,355,287)	$37,020	$(11,452)	$21,630,899

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months Ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(4,691,497)	$(3,028,364)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	500,903	1,258,591
Non-cash financial cost	572,449	989,930
Stock-Based Compensation Expense	70,001	(330,000)
Investment income	(364,583)	1,045,448
Fair value gain or loss	4,140,783	(103,785)
Gain on debts extinguishment	(8,979)	-
(Gain) Loss from sale of property and equipment	(23,394)	73,430
Loss on disposal of subsidiaries	18,004	334,135
Changes in operating assets and liabilities
Accounts receivable	1,192	641,574
Inventories	(11,140)	(114,872)
Advances to suppliers	(82,376)	(67,419)
Other receivables	(553,867)	1,000,232
Accounts payables	10,689	(314,771)
Accrued expenses and other payables	(720,385)	(677,335)
Advances from customers	59,827	95,585
Net cash used in operating activities	$(1,082,373)	$802,379

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(149,260)	(145,520)
Proceeds from sale of property and equipment and intangible assets	23,743	-
Cash decreased in disposal of subsidiaries	(155,563)	(8,219)
Net cash used in investing activities	$(281,080)	$(153,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	92,560	908,290
Repayment of related party borrowings	(43,660)	(726,524)
Proceeds from bank borrowings	505,918	167,783
Repayment of bank borrowings	(436,952)	(298,772)
Cash advance to related parties	(2,578,153)	(3,549,135)
Repayment from related parties	1,393,380	2,409,923
Redemption of convertible debt	(390,000)	(544,706)
Release of restricted cash	2,739,244	646,800
Net cash provided by financing activities	$1,282,337	$(986,341)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,116)	(337,701)
Effect of exchange rate changes on cash and cash equivalents	(5,371)	1,597
Cash and cash equivalents, beginning of the period	324,953	816,186
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$238,466	$480,082

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,220	$39,768
Cash paid during the period for income tax	$1,082	$4,662

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

There is no change in the accounting policies for the nine months ended December 31, 2025.

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

The Company had the following related party balances as of December 31, 2025 and March 31, 2025:

Amount due from related party	December 31, 2025	March 31, 2025
Zhida Hong (1)	$3,943,541	$2,856,262
Bihua Yang (2)	1,380,198	1,426,867
	$5,323,739	$4,283,129

Related party borrowings	December 31, 2025	March 31, 2025
Hongye Financial Consulting (Shenzhen) Co., Ltd.	99,819	39,174
Jinlong Huang	116,689	122,420
	$216,508	$161,594

(1)	The increase of related party from Zhida Hong was short term loan to Zhida Hong, which is interest-free and would be repaid in one year.

(2)	The decrease of related party debt from Bihua Yang was mainly due to the repayment from Bihua Yang.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	December 31, 2025	March 31, 2025

Debt securities held-to-maturity	$17,500,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022. The principal amount of the note was $17,500,000. The note was renewable with a one-year term on August 23, 2023 and it was a 2.5% p.a. coupon. On August 23, 2023, the Company entered into an agreement to transfer the principal and coupon receivable to a third party. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., the company controlled by our CEO, Mr. Zhida Hong. On August 24, 2024, a Supplemental Agreement to the note was signed to extend the maturity date to August 24, 2025. As of December 31, and March 31, 2025, the coupon receivable was $437,500 and $ 365,000.

7. INVENTORIES

Inventories consist of the following as of December 31, and March 31, 2025:

	December 31, 2025	March 31, 2025
Raw materials	$10,670	$10,623
Finished goods	167,344	156,251
Total inventories	$178,014	$166,874

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of December 31 and March 31, 2025:

	December 31, 2025	March 31, 2025
Prepayment	52,257	50,590
Deposit	32,377	722,035
Receivable of consideration on disposal of subsidiaries	14,251	-
Coupon receivable of debt security held-to-maturity	437,500	-
Loan to third party	2,500,000	2,500,000
Other receivables	446,499	365,722
	$3,482,884	$3,638,347

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31 and March 31, 2025:

	December 31, 2025	March 31, 2025
Production plant	$64,929	$103,242
Motor vehicles	783,512	734,990
Office equipment	35,661	52,194
	884,102	890,426
Less: accumulated depreciation	(528,388)	(502,429)
Plant and equipment, net	$355,714	$387,997

Depreciation expense for the three and nine months ended December 31, 2025 and 2024 was $19,833 and $23,262, $57,565 and $99,181, respectively.

11. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $153,172 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of December 31, 2025, the Company has borrowed $134,568 (RMB944,255) (March 31, 2025: $130,051) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,254,858 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. As of December 31, 2025, the Company has borrowed $562,923 (RMB3,950,000) (March 31, 2025: $406,300) under this line of credit with annual interest rate of 3.9%. The revolving credit facility will expire on February 1, 2026.

In December 2023, Shenzhen Yingxi Peng Fa Logistic Co., Ltd (“PF”) entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $69,714 (RMB500,000) for daily operations. The annual interest rate of this line of credit is 16.2%. The loan facility will expire on December 26, 2025. As of September 30, 2025, the Company has fully repaid this loan facility (March 31, 2025: $25,824)

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $139,429 (RMB1,000,000) for daily operations. As of December 31, 2025, the Company has borrowed $20,359 (RMB142,857) (March 31, 2025: $78,702) under this line of credit with annual interest rate of 8.244%. The loan facility will expire on March 22, 2026.

12. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in the PRC and files tax returns in the PRC.

Yingxi Industrial Chain Group Co., Ltd was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes. It is a wholly owned subsidiary of Addentax Group Corp.

Yingxi HK (Yingxi Industrial Chain Investment Co., Ltd.) was incorporated in Hong Kong, is indirectly wholly-owned by Addentax Group Corp., and is subject to Hong Kong income tax at a progressive rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2025 and 2024.

Shenzhen Yingxi Industrial Chain Services Co., Ltd (“YX”), our wholly-owned subsidiary, was incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the nine months ended December 31, 2025 and 2024.

YX is governed by the Income Tax Laws of the PRC. All YX’s operating companies were subject to progressive EIT rates from 5% to 15% in 2025 and 2024. The preferential tax rate will expire at end of year 2026 and the EIT rate will be 25% from year 2027.

YX’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no U.S. taxable income for the nine months ended December 31, 2025 and 2024.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits (expense)	(1,048,994)	(270,651)	(1,289,568)	(616,930)
Temporary differences	878,917	36,665	1,088,150	30,420
Permanent difference	170,316	30,109	202,470	(16,087)
Changes in valuation allowance	9	206,993	30	607,240
Income tax expense	$248	$3,116	1,082	4,643

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

13. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Property management and subleasing. Providing subleasing of shops and property management services for garment wholesalers and retailers in garment market. At end of June 2025, the Company disposed of HX to the management of the subsidiary. The property management and subleasing business was then classified as discontinued operation.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended December 31, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
Revenues from external customers	2025	2024	2025	2024
Garments manufacturing segment	4,764	33,773	37,595	268,845
Logistics services segment	971,059	831,103	2,585,274	2,282,039
Total of reportable segments and consolidated revenue	$975,823	$864,876	$2,622,869	$2,550,884

Intersegment revenue
Garments manufacturing segment	-	-	-	-

Income (Loss) from operations by segment for the three and nine ended December 31, 2025 and 2024 is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Garments manufacturing segment	(10,859)	(31,220)	(43,169)	(93,243)
Logistics services segment	141,921	8,707	191,698	259,144
Total of reportable segments	$131,062	$(22,513)	$148,529	$165,901
Corporate and other	(199,855)	(127,522)	(1,022,045)	(656,475)
Total consolidated income (loss) from operations	(68,793)	(150,035)	(873,516)	(490,574)

Total assets by segment as of December 30 and March 31, 2025 are as follows:

Total assets	December 31, 2025	March 31, 2025
Garment manufacturing segment	$170,683	$238,981
Logistics services segment	3,251,911	3,167,654
Property management and subleasing	-	19,855,305
Total of reportable segments	3,422,593	23,261,939
Corporate and other	24,827,228	25,905,398
Consolidated total assets	$28,249,821	$49,167,337

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Revenues
China	975,823	864,876	2,622,869	2,550,884

	December 31, 2025	March 31, 2025
Long-Lived Assets
China	375,753	19,375,723

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

The Warrants are considered a freestanding instrument issued together with the Convertible Notes and measured at their issuance date fair value. Proceeds received were first allocated to the Warrants based on their initial fair value. The initial fair value of the Warrants was $3.9 million. The Warrants were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of December 30, 2025, the balance of the Warrants was approximately $0.8 million (March 31, 2025: $1.0 million).

The Convertible Notes are classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of December 31, 2025, the fair value of the conversion option was $Nil (March 31, 2025: $1.4 million).

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

The Company’s Convertible Notes’ obligations were as the following for the three and nine months ended December 31, 2025 and 2024:

	Three months ended			Nine months ended
	December 31,			December 31,
	2025		2024	2025		2024
Carrying value – beginning balance		$-	$3,214,514		$2,900,160	$2,684,697
Converted to ordinary shares		-	-		(3,054,240)	(82,642)
Redemption		-	(544,706)		(334,534)	(544,706)
Amortization of debt discount		-	74,113		418,510	756,761
Deferred debt discount and cost of issuance		-	15,633			(250,136)
Interest charge		-	37,589		70,104	233,169
Carrying value – ending balance	$	Nil	$2,797,143	$	Nil	$2,797,143

During the nine months ended December 31, 2025, approximately $3.1 million of the Convertible Notes was converted into approximately 5.7 million shares of Common Stock, with an average effective conversion price of $0.5327 per share.

During the three and nine months ended December 30, 2024, $Nil and $82,642 of the Convertible Notes was converted into 132,994 shares of Common Stock, with average effective conversion price of $0.6214 per share.

The Company’s derivative liabilities were as the following for the three and nine months ended December 31, 2025 and 2024:

	Three months ended				Nine months ended
	December 31,				December 31,
	2025		2024		2025		2024
Derivative liabilities –Warrants	$		$		$		$
Beginning balance		1,191,178		301,989		989,852		251,657
Marked to the market		4,141,237		352,320		4,342,563		402,652
Ending fair value		5,332,415		654,309		5,332,415		654,309

Derivative liabilities – Embedded conversion feature
Beginning balance		-		645,958		1,782,498		36,298
Converted to shares of Common Stock		-		-		(1,589,352)		(1,330)
Remeasurement on change of convertible price		-		(15,633)		17,625		248,292
Redemption		-		(103,786)		(8,979)		(103,786)
Marked to the market				297,575		(201,792)		644,641
Ending fair value		Nil		824,115		Nil		824,115

Total Derivative fair value at end of period		$5,332,415		$1,478,424		$5,332,415		$1,478,424

15. LEASE

As a lessee

Right-of-use asset and lease liabilities

The Company recognized right-of-use asset as well as lease liability according to the ASC 842, Leases (with the exception of short-term leases). Lease liabilities are measured at present value of the sum of remaining rental payments as of December 31, 2025, with a discounted rate of 4.9%. A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The Company leases its head office. The lease period is 5 years with an option to extend the lease. The Company leases its plant and dormitory for 4.5 years with an option to extend the lease. The Company leased several floors in a commercial building for its subleasing and property management services business for 16 years with an option to extend the lease.

The following table summarizes the components of lease expense:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Operating lease cost	-	238,245	339,428	763,220
Short-term lease cost	31,698	31,366	94,461	100,237
	$31,698	$269,611	$433,889	$863,457

The following table summarizes supplemental information related to leases:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$31,698	$269,611	433,889	863,457
Right-of-use assets obtained in exchange for new operating leases liabilities	-	-	-	1,233,672
Weighted average remaining lease term - Operating leases (years)	-	13.8	-	13.8
Weighted average discount rate - Operating leases	-	4.90%		4.90%

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

There are 11,715,348 and 6,043,769 shares of Common Stock issued and outstanding at December 31, 2025 and March 31, 2025, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, a subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the nine months ended December 31, 2025 and 2024 was $402 and ($662), respectively. The balance of paid-up statutory reserve was $37,020 and $37,682 as at December 31, 2025 and 2024.

17. 2024 EQUITY INCENTIVE PLAN

On August 11, 2025, 161,665 shares of Common Stock were issued and granted to the directors and executive officers pursuant to the 2024 Equity Incentive Plan. These incentive shares were vested immediately. The stock-based payment was measured at fair value using closing market price of the day prior to the grant date. The fair value was charged to income statement when the common stocks were granted. During the three months ended December 31, 2025, the stock-based payment expense was $70,001 (2024: Nil).

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 7.02 and 7.26 as of December 31, 2025 and March 31, 2025, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 7.091 and 7.188, 7.160 and 7.197 for the three and nine months ended December 31, 2025 and 2024, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The followings are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of December 31, 2025 and March 31, 2025.

Garment manufacturing segment

	December 31, 2025	March 31, 2025
Customer A	100.0%	100.0%

The high concentration as of December 31, 2025 was mainly due to business development of a large distributor of garments.

Logistics services segment

	December 31, 2025	March 31, 2025
Customer A	23.4%	20.2%
Customer B	23.1%	17.6%
Customer C	6.6%	3.4%
Customer D	6.0%	5.4%
Customer E	5.9%	5.9%

Property management and subleasing segment

There was no account receivable for the property management and subleasing segment as of December 31, 2025 and March 31, 2025.

Concentration on customers

For the three months ended December 31, 2025, three customers from the logistics services segment provided more than 10% of total revenue of the Company, representing 63.5% of total revenue of the Company for that period. For the nine months ended December 31, 2025, three customers from the logistics services segment provided more than 10% of total revenue of the Company, representing 53.8% of total revenue of the Company for that period .

For the three months ended December 31, 2024, three customers from the logistics services segment provided more than 10% of total revenue of the Company, representing 48.6% of total revenue of the Company for that period. For the nine months ended December 31, 2024, two customers from logistics services segment provided more than 10% of total revenue of the Company, representing 36.5% of total revenue of the Company for that period.

Concentration on suppliers

The following tables summarize the purchases from five largest suppliers of each of the reportable segments for the three and nine months ended December 31, 2025 and 2024.

	Three months ended			Nine months ended
	December 31,			December 31,
	2025		2024	2025	2024
Garment manufacturing segment	Nil	%	60.6%	100%	41.8%
Logistics services segment	100%		100%	100%	100%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of December 31, 2025, the total outstanding borrowings amounted to $717,849 (RMB5,037,112) with various interest rate from 4.34% to 16.2% p.a. (Note 12)

19. SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company evaluated subsequent events through the date the financial statements are issued.

On January 30, 2026, the Company held its annual stockholders’ meeting. Stockholders elected five directors and authorized the board to effect a reverse stock split at a ratio between 1-for-2 and 1-for-250.

On February 6, 2026, the Company announced a proposed strategic acquisition of the offshore wealth management and cross-border service business of Riches Group.

On February 10, 2026, the Company entered into non-binding Memoranda of Understanding (“MOUs”) with two institutional investors for a potential strategic equity investment of up to $200 million at a proposed price of $1.50 per share. Definitive agreements are subject to good faith negotiations and customary closing conditions.

On February 11, 2026, the Company announced a proposed strategic acquisition of a Hong Kong–based AI-enabled licensed digital lending platform. The transaction, if completed, would expand the Company’s Asia-Pacific digital finance presence through AI credit technologies and digital asset-related capabilities.

On February 12, 2026, the Company announced advanced discussions with a significant global Bitcoin investor to explore collaboration on a sovereign-aligned, regulatory-compliant stablecoin initiative in Southeast Asia. These discussions align with its July 2025 disclosed plan to pursue a strategic investment involving up to 12,000 BTC, are preliminary with no definitive agreements executed, and no assurance of transaction completion.

Other than the foregoing, there were no material subsequent events requiring recognition or disclosure in the financial statements as of December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2025 and 2024 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company; (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) ShenzhenYingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”), (ix) Dongguan Aotesi Garments Co., Ltd., a PRC company (“AOT”), and (x) Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”).

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

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and delivery requirements for our customers. We conduct our garment manufacturing operations through three wholly-owned subsidiaries, namely HSW, YS and AOT, which are located in the Guangdong province, China.

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

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistics system and to build a nationwide delivery and courier network in China. As of December 31, 2025, we provide logistics services to over 44 cities in 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2026.

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

Property management and subleasing business

For property management and subleasing business, we generally collect rental and management fees for the following month each month in advance.

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

Results of Operations for the three months ended December 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended December 31, 2025 and 2024. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended December 31,				Changes in 2025
	2025		2024		compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$975,823	100.0%	$864,876	100%	$110,947	12.8%
Cost of revenues	(680,910)	(69.8)%	(674,709)	(78.0)%	(6,201)	0.9%
Gross profit	294,913	30.2%	190,167	22.0%	104,746	55.1%
Operating expenses	(363,706)	(37.3)%	(340,202)	(39.3)%	(23,504)	6.9%
Loss from operations	(68,793)	(7.0)%	(150,035)	(17.3)%	81,242	(54.1)%
Other income, net	24,337	2.5%	31,807	3.7%	(7,470)	(23.5)%
Fair value gain or loss	(4,141,237)	(424.4)%	(648,051)	(74.9)%	(3,493,186)	(539.0)%
Net finance cost	(10,281)	(1.1)%	(124,676)	(14.4)%	114,395	(91.8)%
Income tax expense	(248)	(0.0)%	(3,116)	(0.4)%	2,868	(92.0)%
Loss from continuing operations	(4,196,222)	(430.0)%	(894,071)	(103.4)%	(3,302,151)	(369.3)%
Income (loss) from discontinued operations	-	-%	(191,650)	(22.2)%	191,650	(100.0)%
Net loss	$(4,196,222)	(430.0)%	$(1,085,721)	(125.5)%	$(3,110,501)	(286.5)%

Revenue

Total revenue for the three months ended December 31, 2025 increased by approximately $0.1 million, or 12.8%, as compared with the three months ended December 31, 2024. The increase was mainly due to the increase of $0.2 million in logistics services revenue.

Revenue generated from our garment manufacturing business contributed approximately $0.01 million, or 0.5%, of our total revenue for the three months ended December 31, 2025. By comparison, revenue generated from garment manufacturing business contributed approximately $0.1 million or 1.6% of our total revenue for the three months ended December 31, 2024. The low level of sales was mainly due to a decrease in order volume and fierce market competition.

Revenue generated from our logistics services business contributed approximately $1.0 million, or 99.5%, of our total revenue for the three months ended December 31, 2025. By comparison, revenue generated from our logistic business contributed approximately $0.8 million or 98.4% of our total revenue for the three months ended December 31, 2024.

Cost of revenue

	Three months ended December 31,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$4,764	100.0%	$33,773	100%	$(29,009)	(86.0)%
Raw materials	4,474	93.9%	11,907	35.3%	(7,433)	(86.9)%
Labor	-	-%	12,884	38.1%	(12,884)	(87.9)%
Other and Overhead	-	-%	3,361	10.0%	(3,361)	(91.2)%
Total cost of revenue for garment manufacturing	4,474	93.9%	28,152	83.4%	(23,678)	(87.5)%
Gross profit for garment manufacturing	290	6.1%	5,621	16.6%	(5,331)	(79.6)%

Net revenue for logistics services	971,059	100.0%	831,103	100.0%	139,956	13.3%
Fuel, toll and other cost of logistics services	563,880	58.1%	528,883	63.6%	34,997	27.2%
Subcontracting fees	112,556	11.6%	117,674	14.2%	(5,118)	108.9%
Total cost of revenue for logistics services	676,436	69.7%	646,557	77.8%	29,879	34.0%
Gross profit for logistics services	294,623	30.3%	184,546	22.2%	110,077	(20.0)%

Total cost of revenue	$680,910	69.8%	$674,709	78.0%	$6,201	17.7%
Gross profit	$294,913	30.2%	$190,167	22.0%	$104,746	(23.3)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 93.9% of our total garment manufacturing business revenue for the three months ended December 31, 2025, as compared with 35.3% for the three months ended December 31, 2024. The increase in percentage was mainly because there was no production thus no labor cost in the quarter ended December 31, 2025 as we procured products from external manufacturers for resale instead of manufacturing.

Labor costs for our garment manufacturing business was nil for the three months ended December 31, 2025, as compared with 38.1% for the three months ended December 31, 2024. There was no production during the three months ended December 31, 2025 as we procured products from external manufacturers for resale instead of manufacturing.

Overhead and other expenses for our garment manufacturing business was nil for the three months ended December 31, 2025, as compared with 10.0% of total garment business revenue for the three months ended December 31, 2024. There was no production during the three months ended December 31, 2025.

For our logistic services business, we outsourced some of the business to our contractors. We relied on a few contractors, and the contracting fees to our largest contractor represented approximately 12.8% ($0.09 million) and 18.2% of total cost of revenues for our service segment for the three months ended December 31, 2025 and 2024, respectively. The decrease was attributed to less use of contractors. We have not experienced any disputes with our contractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our logistics services business for the three months ended December 31, 2025 were approximately $0.6 million as compared with $0.5 million for the three months ended December 31, 2024. Fuel, toll and other costs for our logistics services business accounted for approximately 58.1% of our total service revenue for the three months ended December 31, 2025, as compared with 63.6% for the three months ended December 31, 2024. The decrease in percentage was primarily attributable to decreased prices of fuel, toll and other costs during the quarter.

Gross profit

Garment manufacturing business gross profit for the three months ended December 31, 2025 was $290, as compared with $5,620 for the three months ended December 31, 2024. Gross profit accounted for 6.1% of our total garment manufacturing business revenue for the three months ended December 31, 2025, as compared to 16.6% for the three months ended December 30, 2024. The decrease in gross profit ratio was mainly due to a decline in segment revenue, primarily driven by reduced sales on the Taobao platform, which resulted in less efficient absorption of fixed and variable costs across operations.

Gross profit in our logistics services business for the three months ended December 31, 2025 was $294,623 and gross margin was 30.3%. Gross profit in our logistics services business for the three months ended December 31, 2024 was $184,545 and gross margin was 22.2%. The increase in gross profit ratio was mainly due to optimized logistics routes and integrated transportation of goods.

	Three months ended December 31,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Gross profit	$294,913	100%	$190,167	100%	104,746	55.1%
Operating expenses:
Selling expenses	(9,109)	(3.1)%	(28,819)	(15.2)%	19,710	(68.4)%
General and administrative expenses	(354,597)	(120.2)%	(311,383)	(163.7)%	(43,214)	13.9%
Total	$(363,706)	(123.3)%	$(340,202)	(178.9)%	(23,504)	6.9%
(Loss) Income from operations	$(68,793)	(23.3)%	$(150,035)	(78.9)%	81,242	(54.1)%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the three months ended December 31, 2025 and 2024 were $9,109 and $28,819, respectively. The decrease in selling expenses was primarily due to strategic adjustments within the garment manufacturing segment, which led to a reduction in advertising and marketing-related expenditures. Our logistics services segment had no selling expenses for the three months ended December 31, 2005 and 2024. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the three months ended December 31, 2025 and 2024 were $2,739 and $8,021, respectively. Our general and administrative expenses in our logistics services segment for the three months ended December 31, 2025 and 2024 were $151,967 and $175,837, respectively. Our general and administrative expenses of our corporate office for the three months ended December 31, 2025 and 2024 were $199,891 and $127,522, respectively. Total general and administrative expenses for the three months ended December 31, 2025 increased by approximately 13.9% to $354,597 from $311,383 for the three months ended December 31, 2024. The increase was primarily attributable to higher general operating maintenance expenses. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Loss from operations

Loss from operations for the three months ended December 31, 2025 and 2024 was $68,793 and $381,054, respectively. Loss from operations in our garment manufacturing segments was $10,859 and $31,220 for the three months ended December 31, 2025 and 2024, respectively. The reduction in operating loss was primarily attributable to strategic adjustments implemented in the garment manufacturing segment, which resulted in lower marketing and operating expenses during the current period. Income from operations in our logistics services segment was $141,921 and $8,707 for the three months ended December 31, 2025 and 2024, respectively. The increase in income was mainly due to increased sales and gross profit.

Income Tax Expenses

Income tax expense for the three months ended December 31, 2025 and 2024 was $248 and $3,116, respectively. YX primarily operates in the PRC and files tax returns in the PRC.

Yingxi Industrial Chain Group Co., Ltd is incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK is incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended December 31, 2025 and 2024.

QYTG and YX are incorporated in the PRC and are subject to PRC Enterprise Income Tax (EIT) rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the three months ended December 31, 2025 and 2024.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All YX’s operating companies are subject to progressive EIT rates from 5% to 15% in 2025. The preferential tax rates will expire at end of 2026.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended December 31, 2025 and 2024.

Net Loss

We incurred net loss of approximately $4.2 million and net loss of approximately $1.1million for the three months ended December 31, 2025 and 2024, respectively. The net loss for the three months ended December 31, 2005 was mainly due to $4.1 million loss from fair value evaluation from derivative liabilities. The net loss for the three months ended December 31, 2024 was mainly due to $0.2 million loss from operations, $0.7 million fair value loss, $0.1 million financial cost, and $0.2 million loss from discontinued operations. Our basic and diluted loss per share was $0.45 and $0.19 for the three months ended December 31, 2025 and 2024, respectively.

Results of Operations for the nine months ended December 31, 2025 and 2024

The following table summarizes our results of operations for the nine months ended December 31, 2025 and 2024. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended December 31,				Changes in 2025
	2025		2024		compared to 2024
	(In U.S. dollars, except for percentages)
Revenue	$2,622,869	100.0%	$2,550,884	100%	$71,985	2.8%
Cost of revenues	(1,912,395)	(72.9)%	(1,625,159)	(63.7)%	(287,236)	17.7%
Gross profit	710,474	27.1%	925,725	36.3%	(215,251)	(23.3)%
Operating expenses	(1,583,990)	(60.4)%	(1,416,299)	(55.5)%	(167,691)	11.8%
Loss from operations	(873,516)	(33.3)%	(490,574)	(19.2)%	(382,942)	78.1%
Other income, net	460,820	17.6%	97,903	3.8%	362,917	370.7%
Fair value gain or loss	(4,140,772)	(157.9)%	(1,045,448)	(41.0)%	(3,095,324)	(296.1)%
Net finance cost	(604,802)	(23.1)%	(1,029,600)	(40.4)%	424,798	(41.3)%
Income tax expense	(1,082)	(0.0)%	(4,643)	(0.2)%	3,561	(76.7)%
Loss from continuing operations	(5,159,352)	(196.7)%	(2,472,362)	(96.9)%	(2,686,990)	(108.7)%
Income (loss) from discontinued operations	467,855	17.8%	(556,002)	(21.8)%	1,023,857	(184.1)%
Net loss	$(4,691,497)	(178.9)%	$(3,028,364)	(118.7)%	$(1,663,133)	(54.9)%

Revenue

Total revenue for the nine months ended December 31, 2025 increased by $71,985, or 2.8%, as compared with the nine months ended December 31, 2024. The increase was mainly due to the increase of $0.30 million in logistics services revenue, offset by a decrease of $0.23 million in garment manufacturing revenue.

Revenue generated from our garment manufacturing business contributed $37,595, or 1.4%, of our total revenue for the nine months ended December 31, 2025. By comparison, revenue generated from garment manufacturing business contributed approximately $0.3 million or 8.3% of our total revenue for the nine months ended December 31, 2024. The low level of sales was mainly due to a decrease in order volume as a result of fierce market competition.

Revenue generated from our logistics services business contributed approximately $2.6 million, or 98.6%, of our total revenue for the nine months ended December 31, 2025. By comparison, revenue generated from our logistic business contributed approximately $2.3 million or 70.2% of our total revenue for the nine months ended December 31, 2024.

Cost of revenue

	Nine months ended December 31,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$37,595	100.0%	$268,845	100%	$(231,250)	(86.0)%
Raw materials	17,892	47.6%	136,866	50.9%	(118,974)	(86.9)%
Labor	8,162	21.7%	67,409	25.1%	(59,247)	(87.9)%
Other and Overhead	1,237	3.3%	14,008	5.2%	(12,771)	(91.2)%
Total cost of revenue for garment manufacturing	27,291	72.6%	218,283	81.2%	(190,992)	(87.5)%
Gross profit for garment manufacturing	10,304	27.4%	50,562	18.8%	(40,258)	(79.6)%

Net revenue for logistics services	2,585,274	100.0%	2,282,039	100.0%	303,235	13.3%
Fuel, toll and other cost of logistics services	1,639,228	63.4%	1,289,202	56.5%	350,026	27.2%
Subcontracting fees	245,876	9.5%	117,674	5.2%	128,202	108.9%
Total cost of revenue for logistics services	1,885,104	72.9%	1,406,876	61.6%	478,228	34.0%
Gross profit for logistics services	700,170	27.1%	875,163	38.4%	(174,993)	(20.0)%

Total cost of revenue	$1,912,395	72.9%	$1,625,159	63.7%	$287,236	17.7%
Gross profit	$710,474	27.1%	$925,725	36.3%	$(215,251)	(23.3)%

For our garment manufacturing business, we purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw material costs for our garment manufacturing business were approximately 47.6% of our total garment manufacturing business revenue for the nine months ended December 31, 2025, as compared with 50.9% for the nine months ended December 31, 2024. The decrease in percentage was mainly due to a reduction in the costs of the raw materials. This decrease was driven by our shift to purchasing finished garments amid lower order volumes in the nine months ended December 31, 2025. At smaller scale, direct sourcing is more cost-efficient than in-house manufacturing. Additionally, our small-batch, diversified product mix resulted in lower average unit costs, which reduced the overall ratio.

Labor costs for our garment manufacturing business were approximately 21.7% of our total garment manufacturing business revenue for the nine months ended December 31, 2025, as compared with 25.1% for the nine months ended December 31, 2024. We maintained a sustainable level in wages. The decrease in portion of labor cost against revenue was mainly due to the decrease in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 3.3% of our total garment business revenue for the nine months ended December 31, 2025, as compared with 5.2% of total garment business revenue for the nine months ended December 31, 2024.

For our logistic services business, we outsourced some of the business to our contractors. We relied on a few contractors, and the contracting fees to our largest contractor represented approximately 9.6% ($0.2 million) and nil% of total cost of revenues for our service segment for the nine months ended December 31, 2025 and 2024, respectively. The increase was attributed to the use of contractors. We have not experienced any disputes with our contractors and we believe we maintain good relationships with our contract logistics services providers.

Fuel, toll and other costs for our logistics services business for the nine months ended December 31, 2025 were approximately $1.6 million as compared with $1.3 million for the nine months ended December 31, 2024. Fuel, toll and other costs for our logistics services business accounted for approximately 63.4% of our total service revenue for the nine months ended December 31, 2025, as compared with 56.5% for the nine months ended December 31, 2024. The increase was primarily attributable to increased revenue during the nine months ended December 31, 2025.

Gross profit

Garment manufacturing business gross profit for the nine months ended December 31, 2025 was $10,304, as compared with $50,562 for the nine months ended December 31, 2024. Gross profit accounted for 27.4% of our total garment manufacturing business revenue for the nine months ended December 31, 2025, as compared to 18.8% for the nine months ended December 31, 2024. The increase in gross profit ratio was mainly due to the procurement of products from external manufacturers for resale instead of manufacturing for the nine months ended December 31, 2025.

Gross profit in our logistics services business for the nine months ended December 31, 2025 was $700,710 and gross margin was 27.1%. Gross profit in our logistics services business for the nine months ended December 31, 2024 was $875,162 and gross margin was 38.4%. The decrease in gross profit ratio was mainly due to a combination of cost and market factors: significantly higher toll expenses; and a competitive “low-margin, high-volume” pricing strategy adopted to maintain market share amid intense economic competition, despite year-over-year revenue growth in the 2025 period.

	Nine months ended December 31,				Increase (decrease) in
	2025		2024		2025 compared to 2024
	(In U.S. dollars, except for percentages)
Gross profit	$710,474	100.0%	$925,725	100%	(215,251)	(23.3)%
Operating expenses:
Selling expenses	(20,413)	(2.9)%	(124,821)	(13.5)%	104,408	(83.6)%
General and administrative expenses	(1,563,577)	(220.1)%	(1,291,478)	(139.5)%	(272,099)	21.1%
Total	$(1,583,990)	(222.9)%	$(1,416,299)	(153.0)%	(167,691)	11.8%
(Loss) Income from operations	$(873,516)	(122.9)%	$(490,574)	(53.0)%	(382,942)	78.1%

Selling, General and administrative expenses

Our selling expenses for our garment manufacturing business for the nine months ended December 31, 2025 and 2024 were $19,714 and $124,821, respectively. Selling expenses consisted primarily of advertisement, local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing business segment for the nine months ended December 31, 2025 and 2024 were $33,758 and $18,984, respectively. Our general and administrative expenses in our logistics services segment for the nine months ended December 31, 2025 and 2024 were $507,736 and $615,462, respectively. Our general and administrative expenses for our corporate office for the nine months ended December 31, 2025 and 2024 were $1,022,083 and $657,032, respectively. General and administrative expenses consisted primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the nine months ended December 31, 2025 increased by approximately 21.1% to $1.6 million from $1.3 million for the nine months ended December 31, 2024.

Loss from operations

Loss from operations for the nine months ended December 31, 2025 and 2024 was $873,516 and $490,574, respectively. Loss from operations in our garment manufacturing segments was $43,169 and $93,243 for the nine months ended December 31, 2025 and 2024, respectively. The reduction in operating loss was primarily attributable to strategic adjustments implemented in the garment manufacturing segment, which resulted in lower marketing and operating expenses during the current period. Income (loss) from operations in our logistics services segment was $191,698 and $259,144 for the nine months ended December 31, 2025 and 2024, respectively. The decrease in income was mainly due to increase in cost of fuel, toll and other costs.

Income Tax Expenses

Income tax expense for the nine months ended December 30, 2025 and 2024 was $1,082 and $4,643, respectively. YX primarily operates in the PRC and files tax returns in the PRC.

Yingxi Industrial Chain Group Co., Ltd is incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK is incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the nine months ended December 31, 2025 and 2024.

QYTG and YX are incorporated in the PRC and are subject to PRC Enterprise Income Tax (EIT) rate of 25%. No provision for income taxes in the PRC has been made as QYTG and YX had no taxable income for the nine months ended December 31, 2025 and 2024.

The majority of our subsidiaries are governed by the Income Tax Laws of the PRC. All YX’s operating companies are subject to progressive EIT rates from 5% to 15% in 2025. The preferential tax rates will expire at end of year 2026.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the nine months ended December 31, 2025 and 2024.

Net Loss

We incurred net loss of approximately $4.7 million and net loss of $3.0 million for the nine months ended December 31, 2025 and 2024, respectively. Our basic and diluted loss per share were $0.50 and $0.53 for the nine months ended December 31, 2025 and 2024, respectively.

Summary of cash flows

Summary cash flows information for the nine months ended December 31, 2025 and 2024 is as follow:

	Nine months ended December 31,
	2025	2024
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(1,082,373)	$802,379
Net cash used in investing activities	(281,080)	(153,739)
Net cash provided by (used in) financing activities	$1,282,337	$(986,341)

Net cash used in operating activities in the nine months ended December 31, 2025 was approximately $1.1 million as compared to cash of $0.8 million provided by operating activities in the nine months ended December 31, 2024, which was approximately $1.9 million less than that of the nine months ended December 31, 2024. The difference in cash flow between the two periods was mainly because of the movement of operating assets and liabilities in the nine months ended December 31, 2025, resulted in cash outflow of approximately $1.3 million, while the movement of operating assets and liabilities in the nine months ended December 31, 2024 resulted in cash inflow of approximately $0.6 million.

Net cash used in investing activities for the nine months ended December 31, 2025 was approximately $0.28 million, which was $0.13 million more than the nine months ended December 31, 2024. The cash outflow was mainly due to purchase of property, plant and equipment of $0.15 million and cash decrease of $0.15 million in disposal of subsidiaries.

Net cash provided by financing activities for the nine months ended December 31, 2025 was approximately $1.3 million as compared to cash used in financing activities of $1.0 million in the nine months ended December 31, 2024, which was approximately $0.34 million less than the nine months ended December 31, 2025. The difference in cash flow between the two periods was mainly because in the nine months ended December 31, 2025, the Company released of $2.7 million of restricted cash from the issuance and conversion of certain convertible notes, paid net cash advance of $2.6 million to related parties, and paid $0.39 million for the redemption of convertible notes not converted. By comparison, in the nine months ended December 31, 2024, the Company did not have released restricted cash, paid $1.1 million net cash advance to related parties, and received net proceeds from bank loans of $0.2 million.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2025, we had cash on hand of approximately $0.2 million, total current assets of approximately $27.9 million and current liabilities of approximately $1.3 million. We expect to fund our operations through revenue generated by our business, proceeds from prior fundraising activities, and capital contributions from our chief executive officer, Mr. Zhida Hong.

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, Mr. Hong has indicated the intent and ability to provide additional equity financing.

Foreign Currency Translation Risk

Our operations are located in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In the past years, RMB continued to appreciate against the U.S. dollar. As of December 31, 2025, the market foreign exchange rate was RMB 7.02 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the nine months ended December 31, 2025 and 2024 was approximately $(0.12) million and $0.06 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective .

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

Addentax Group Corp.

Date: February 13, 2026	By:	/s/ Zhida Hong
Zhida Hong
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Chao Huang
Chao Huang
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

