Form 10-K
period 2026-03-31
ADDENTAX GROUP CORP.
filed 2026-06-29
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.3 million,   based on the closing price for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 1,031,435 shares of its common stock outstanding as of June 29, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Forward-looking statements

Statements made in this annual report on Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

Our shares of commons stock are shares of Addentax Group Corp. (“we,” “us,” “our,” the “Company” or “Addentax”), our Nevada holding company, which has no material operations of its own and conducts substantially all of its operations through the operating companies established in the People’s Republic of China, or the PRC, primarily Shenzhen Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our Chinese operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our common stock, par value $0.001 per share (“Common Stock”), including that it could cause the value of such securities to significantly decline or become worthless. For a detailed description of risks related to the holding corporate structure, see “Risk Factors—Risks Relating to Our Holding Company Structure” for detailed discussions.

Additionally, as we conduct substantially all of our operations through the operating companies established in the PRC, we are subject to certain legal and operational risks associated with our business operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business. Therefore, these risks arising from being associated with, based in or having substantially all of our operations through the operating companies established in China could cause the value of our securities to significantly decline or be worthless. Furthermore, these risks may result in a material change in our business operations or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The business of our subsidiaries until the filing date of this annual report on Form 10-K is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. In addition, based on our revenues for the most recent accounting year as provided by us and audited by HML PLT Pan-China Singapore PAC, we are not currently subject to merger control review by China’s anti-monopoly enforcement authority in connection with our existing corporate structure or operations. We also do not currently expect to engage in any transaction that would require a merger control filing under applicable PRC anti-monopoly laws and regulations. Currently, these statements and regulatory actions have had no impact on our daily business operation, our ability to accept foreign investments or our ability to list our securities on an U.S. or other foreign exchange. As of the date of this annual report, no effective laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our overseas listing from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. See “Risk Factors” beginning on page 17 for a discussion of these legal and operational risks and other information that should be considered before making a decision to purchase our Common Stock.

As a holding company, our ability to pay dividends to our shareholders and to service any debt we may incur may depend upon dividends paid by our PRC Subsidiaries. Current PRC regulations permit our PRC Subsidiaries to pay dividends to us through Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”), our intermediate holding subsidiary in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As of the date of this annual report, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure. The PRC Subsidiaries have not transferred cash or other assets to Addentax, including by way of dividends.  Addentax does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity. As of the date of this annual report, no transfers, dividends, or distributions have been made to our investors.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB vacated its previous 2021 determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB is continuing to demand complete access in mainland China and Hong Kong moving forward. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA, if needed. If the PCAOB in the future again determines that it is unable to inspect and investigate completely auditors in mainland China and Hong Kong, then companies audited by those auditors would be subject to a trading prohibition on U.S. markets pursuant to the Holding Foreign Companies Accountable Act and the Consolidated Appropriations Act. Our auditor, HML PLT, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. HML PLT is based in Malaysia and there are no limitations in Malaysia on PCAOB inspections.   Should the PCAOB be unable to fully conduct an inspection of our auditor’s work papers in Malaysia, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. On December 23, 2022, the Accelerating Holding Foreign Companies Accountable Act, or the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and such act was signed into law on December 29, 2022, thus reducing the time before your securities may be prohibited from trading or delisted. The delisting or the cessation of trading of our Common Stock, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

PART I

Item 1. Business

Addentax Group Corp. was incorporated in the State of Nevada on October 28, 2014. We were originally incorporated to produce images on multiple surfaces, such as glass, leather, plastic, ceramic, textile, and others using a 3D sublimation vacuum heat transfer machine. We no longer pursue opportunities related to 3D printing positioning.

On December 28, 2016, we entered into a Sale and Purchase Agreement (“SPA”) with Yingxi Industrial Chain Group Co., Ltd. (“YICG”), a company incorporated under the laws of the Republic of Seychelles and principally engaged in garment manufacture, pursuant to which we agreed to acquire 100% of the equity interest in YICG in exchange for shares of the Company’s common stock. The acquisition was completed on September 25, 2017. Following the completion of the SPA, YICG became our wholly owned subsidiary, and YICG’s business became our business.

Unless the context otherwise requires, all references in this annual report on Form 10-K to “Addentax” refer to Addentax Group Corp., a holding company, and references to “we,” “us,” “our,” the “Registrant”, the “Company,” or “our company” refer to Addentax and/or its consolidated subsidiaries. Addentax Group Corp., our Nevada holding company, is the entity in which our investors are investing.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this annual report:

Note:

(1) The Company has initiated the process of divesting its subsidiary, Shantou Yi Bai Yi Garment Co., Ltd. (“YBY”). The Company no longer exercises control over YBY and, accordingly, has excluded YBY from its consolidated financial statements since July 2024. Although the Company remains the registered shareholder of YBY, it intends to complete a formal divestiture to clarify legal ownership.

Our subsidiaries include (i) Yingxi Industrial Chain Group Co., Ltd., a Republic of Seychelles company (“YICG”); (ii) Yingxi Industrial Chain Investment Co., Ltd., a Hong Kong company (“Yingxi HK”); (iii) Yingxi Textile & Garments Co., Ltd., a PRC company; (iv) ShenzhenYingxi Industrial Chain Services Co., Ltd, a PRC company (“YX”), (v) Dongguan Heng Sheng Wei Garments Co., Ltd, a PRC company (“HSW”), (vi) Dongguan Yushang Clothing Co., Ltd, a PRC company (“YS”), (vii) Shenzhen Yingxi Peng Fa Logistic Co., Ltd., a PRC company (“PF”); (viii) Shenzhen Xin Kuai Jie Transportation Co., Ltd, a PRC company (“XKJ”) and (xi) Keemo Fashion Group Limited, a Nevada corporation (“KMFG”), and its subsidiaries. KMFG’s subsidiaries include GW Reader Holding Limited, Willing Read Culture Technology Co., Limited and GW Reader Sdn. Bhd.

“PRC Subsidiaries” refers to, collectively, YX, HSW, YS, PF and XKJ.

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

Current Business

We are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly-owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our Common Stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. During the fiscal year ended March 31, 2026, our continuing operations primarily consisted of garment manufacturing, logistics services and consulting services.

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and delivery requirements for our customers. We conduct our garment manufacturing operations through two wholly-owned subsidiaries, namely YX and YS, which are located in Guangdong province, China.

Our logistics business consists of delivery and courier services covering 45 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly-owned subsidiaries, namely XKJ and PF, which are located in Guangdong province, China.

We provide business consulting and coordination services to customers seeking overseas wealth planning, insurance-related information and related cross-border service support. Our services primarily include customer consultation, appointment coordination, referral and liaison with third-party insurance brokers or other service providers, and related administrative support. We conduct our consulting service business through our wholly owned subsidiary, Yingxi HK, which is located in Hong Kong, China.

On March 30, 2026, we completed the acquisition of Keemo Fashion Group Limited (“KMFG”), a Nevada corporation with headquarters in Shenzhen, China. KMFG operates two core business segments: (i) an apparel and garment trading business focused on the wholesale distribution of men’s and women’s apparel to distributors primarily in China, sourcing directly from manufacturers without maintaining its own production facilities; and (ii) a digital publishing business conducted through its wholly owned subsidiary, GW Reader Sdn. Bhd. in Malaysia, which operates a mobile-based online fiction platform utilizing a pay-per-chapter microtransaction model for global readers. As of March 31, 2026, KMFG’s revenue contribution was not significant, and management does not currently present KMFG as a separate business line or reportable segment. Management will continue to monitor KMFG’s operations, revenue contribution and business development and will reassess the related disclosure and segment presentation as necessary in future periods.

Dispositions of Subsidiaries and Discontinued Operations

During the fiscal year ended March 31, 2026, we disposed of Dongguan Aotesi Garments Co., Ltd., a PRC company (“AOT”), and Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”). AOT was previously engaged in the garment manufacturing business and was disposed of to the local management of AOT on May 6, 2025. After the disposition, AOT became a third party to the Company. The Company carries on the garment manufacturing business through its remaining subsidiaries, and the disposition of AOT did not qualify as discontinued operations. HX was previously engaged in the property management and subleasing business and was disposed of to the local management of HX on July 1, 2025. After the disposition, HX became a third party to the Company. Following the disposition, the Company no longer conducts the property management and subleasing business through HX or any other subsidiary. The property management and subleasing business has been classified as discontinued operations in the Company’s consolidated financial statements. AOT and HX were no longer subsidiaries of the Company as of March 31, 2026 and as of the date of this annual report.

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

Stringent quality control process. As of March 31, 2026, we had seven employees in the production department that are responsible for conducting our quality control process. We implement a stringent quality control process which monitors various stages of our garment manufacturing business, including sampling checks of semi-finished products and finished products. We prepare inspection reports to address the quality problems and make recommendations to improve the quality of our products. During final product inspection, we pay special attention to the measurements, workmanship, ironing and packaging of our products to help best ensure that the quality of our products comply with the specifications, standards and requirements of our customers.

Strong design capabilities. Our design team works closely with our customers to understand their needs and make recommendations to them. Our design team also conducts market research and attends industry exhibitions to understand the latest market trends. As of March 31, 2026, our design team consisted of two members.

Extensive delivery network. Our logistics business has nine routes and covers 45 cities in 10 provinces and 2 municipalities in the PRC.

Integrated cross-border service ecosystem. Our consulting services are designed around a broader ecosystem that combines identity planning, children’s education planning, global real estate resources, insurance-related coordination and wealth management planning. This integrated service model allows us to identify customer needs at an earlier stage and create cross-service customer stickiness.

Targeted access to high-net-worth customer groups. Our consulting services focus on mainland China and Hong Kong middle-to-high income families, customers seeking Hong Kong or overseas settlement, and cross-border business owners with global asset allocation needs. Through education and identity planning services, we seek to reach customers with stronger payment capability and cross-border service needs.

Experienced consulting team. Our business consulting management team includes personnel with years of insurance sales and service experience. The team has experience in customer communication, overseas insurance configuration, wealth management planning, education planning and related cross-border advisory scenarios.

Digital and private-domain operation capabilities. We use digital tools, including CRM tools, order management tools and plan preparation tools, to improve service efficiency. We also intend to use private-domain customer management, customer seminars and other customer engagement activities to maintain long-term customer relationships.

Business Strategies

Key elements of our business and growth strategies include the following:

Sales of raw materials. We intend to enter into exclusive agreements with textile and garment suppliers in Southeast China to be their exclusive agent and supply their textiles and garments to our customers. To execute this plan, we intend to set up several retailers for the sales of textiles and garments to retail customers and supply the textiles and garments exclusively to various high-end fashion brands.   We expect to continue supplier discussions, customer development and preliminary cooperation arrangements over the next 12 to 24 months. The implementation of this initiative will depend on market demand, supplier terms, customer requirements and the execution of definitive commercial arrangements.

Development of our own brands. We intend to develop our own brands that focus on fast fashion with teenagers being our primary target customers. We plan to adopt a low-cost strategy at the early stage and improve the quality of our products after increasing our market share. We have completed trademark registration for our own brand and are currently advancing early-stage brand development, product planning and preliminary marketing activities. We expect to continue developing our own brand strategy over the next 12 months, including product design, channel development and marketing initiatives. The timing and scale of any commercial launch will depend on market response, available operating resources and the development of suitable sales channels, including online platforms, cooperative retailers and other distribution channels.

Expand our delivery network. As of March 31, 2026, we provided logistics services to over 45 cities in 10 provinces and 2 municipalities in the PRC. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profits by the end of 2026.

Develop international logistics services and warehousing services. We intend to develop international logistics services for customers located all over the world and international warehousing services.

Develop consulting services. We intend to develop our consulting services as an asset-light service business, focusing on overseas insurance configuration, wealth management planning, identity planning, education planning and related cross-border service coordination.

Consulting-driven transformation. In response to market and regulatory changes affecting insurance referral and commission arrangements, we intend to emphasize higher value-added consulting services rather than relying primarily on high upfront referral commissions. We intend to expand service-fee-based identity planning, education planning and related advisory services to diversify revenue sources.

Digital tools and private-domain customer management. We intend to improve consultant efficiency through digital tools, CRM systems and automated plan preparation tools. At the same time, we intend to maintain high-net-worth customer relationships through private-domain customer management, offline seminars, education-related activities and other customer engagement initiatives.

Develop integrated cross-border services. We intend to build a one-stop ecosystem combining identity planning, education planning, overseas property resources, insurance-related coordination and wealth management consulting, with the goal of increasing cross-service customer conversion and customer lifetime value.

Compliance-oriented business development. We intend to develop the consulting service line under a compliance-oriented approach, including premium collection controls, referral fee settlement controls, documentation review and internal approval procedures.

Our garment manufacturing business

We manufacture garments for various high-end fashion brands through our wholly-owned subsidiaries, YX and YS, which are located in Guangdong province, the PRC.

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

Our consulting services

Our consulting services are designed to provide customers with advisory, referral, coordination and administrative support in connection with overseas insurance configuration, wealth management planning, identity planning, education planning and related cross-border service needs. We do not underwrite insurance products, issue insurance policies, collect insurance premiums on behalf of insurance companies or assume insurance underwriting risk.

Operations

Our service process generally includes customer consultation, appointment arrangement, communication and coordination with third-party insurance brokers or other service providers based on customer needs, coordination of the application process, communication of underwriting and payment status information from the relevant insurance company or broker to the customer, and follow-up administrative support until the relevant policy or service arrangement becomes effective.

Network and digital tools

We use internal CRM tools, order management systems and automated plan preparation tools to improve service efficiency and customer management.

Seasonality

Management expects relatively stronger customer activity during June to September, October to December, holidays and weekends, while January to March is generally expected to be a traditional slower season due to the Chinese New Year period. Actual seasonality may vary based on customer demand, market conditions, regulatory developments and the availability of third-party service providers.

Credit period

The credit period for our consulting services is generally 30 to 60 days, depending on the service arrangement, customer relationship, settlement cycle with third-party service providers and internal credit review.

Collection policy

As a referral and consulting service provider, we do not directly collect customer insurance premiums. Premiums must be paid by customers directly to the relevant insurance company’s designated bank account or official payment gateway. Employees are prohibited from privately collecting customer cash or receiving customer premium payments into personal accounts. Referral fee payments, where applicable, are processed only after the Company receives the relevant settlement from the insurance broker or service provider and completes internal review of policy status, compliance and applicable commission calculations.

Customers and Suppliers

Customers

Our customer base is diverse. Our customers are as follows: (i) our customers in the garment manufacturing business are mainly garment wholesalers and retailers, (ii) our customers in the logistics business are mainly trading companies and logistic companies, and (iii) our customers in the consulting service business primarily include mainland China and Hong Kong middle-to-high income families, individuals considering Hong Kong or overseas settlement, customers with children’s education planning needs, and cross-border business owners seeking global asset allocation and wealth management-related consulting services. For the fiscal year ended March 31, 2026, four customers accounted for approximately 21.0%, approximately 13.7%, approximately 12.4% and approximately 10.6% of our total revenue, respectively. For the years ended March 31, 2025, two customers accounted for approximately 15.9% and approximately 15.5% of our total revenue, respectively. Other than the foregoing, no customer accounted for more than 10% of our total revenue during the periods presented.

Suppliers

We procure our garments through various textile companies in our garment manufacturing business. For our logistics business, we procure from packing companies and transportation companies. For our consulting service business, our third-party service providers and cooperation partners include insurance companies, insurance brokers, immigration law firms, overseas real estate developers, international schools and education consulting institutions. These parties may serve as service providers, referral partners or cross-industry cooperation partners. We act as a consulting, referral and coordination service provider and do not assume the role of insurer or underwriter. For the fiscal year ended March 31, 2026, two suppliers accounted for approximately 13.3% and approximately 10.5% of our total cost, respectively. For the fiscal year ended March 31, 2025, one supplier accounted for approximately 12.0% of our total cost. Other than the foregoing, no supplier accounted for more than 10% of our total costs during the periods presented.

Inventory

Garment manufacturing business. We maintain our raw materials in our storage facilities. We review our inventory levels in order to identify slow-moving materials and broken assortments.

Logistics business. Since we deliver products as soon as we receive orders from customers, we do not operate distribution centers and hence do not need to carry a significant amount of inventory.

Consulting services. Our consulting service line is a service business and does not hold physical inventory.

Intellectual Property

Our intellectual property portfolio consists primarily of trademarks, copyrighted logo designs and domain names used in connection with our business operations and corporate branding.

As of the date of this annual report, we, through our subsidiary YX, own 36 trademark registrations in the PRC. These registrations primarily protect the “Addentax” and “ATXG” brands, as well as related logo marks, across multiple classes of goods and services associated with our business activities. We, through our subsidiary YX, also own registered copyrights relating to certain logo designs and maintain domain names that support our business operations, marketing activities and online presence.

We seek to protect our intellectual property through trademark and copyright registrations, contractual arrangements and applicable intellectual property laws. We believe that our trademarks, logo designs and domain names support our brand recognition and business development efforts.

Competition

While the PRC remains one of the world’s largest clothing manufacturers with significant production capacity, management believes that increasing labor costs, excess production capacity in certain sectors, and trade barriers in certain jurisdictions have reduced the competitiveness of some PRC-based apparel manufacturers.

The principal competitive factors in the garment manufacturing market include:

●	brand awareness and focus;

●	breadth of product offerings; and

●	quality control.

The principal competitive factors in the logistics market include:

●	delivery time; and

●	network coverage.

The principal competitive factors in the consulting service market include:

●	compliance capability and ability to adapt to changes in referral fee and commission settlement arrangements;

●	customer trust, professional advisory capability and service quality;

●	access to high-net-worth customer resources and cross-border service ecosystems;

●	digital service tools, customer management systems and operational efficiency; and

●	relationships with third-party insurance brokers, insurance companies and other service providers.

We believe we compete favorably with our competitors on the basis of our market position, customer base, service coordination capability and integrated cross-border service resources. However, the business consulting and insurance referral market is highly competitive and subject to changing regulatory and market conditions. We compete with traditional insurance brokers and agents, banks, wealth management institutions, family offices, tax planning firms, immigration and education consulting firms, technology platforms and other cross-border service providers.

Employees

As of March 31, 2026, we had approximately 61 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of March 31, 2026:

Function	Number of employees
Administration	17
Finance	8
Marketing	5
Operation	24
Production	7
Total	61

According to PRC regulations, we must participate in various employee social security plans organized by local governments, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance and housing insurance. We are also required under PRC law to contribute to the Housing Provident Fund (“HPF”) at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by competent local government authorities from time to time.

For our employees in Hong Kong, we are required to participate in the Mandatory Provident Fund, or MPF, scheme in accordance with applicable Hong Kong laws and regulations. Under the MPF system, both the employer and the eligible employee are generally required to make mandatory contributions to an MPF scheme based on a prescribed percentage of the employee’s relevant income, subject to the applicable statutory minimum and maximum relevant income levels. We make MPF contributions for our eligible Hong Kong employees in accordance with applicable Hong Kong statutory requirements.

We believe that we maintain a good working relationship with our employees, and to date we have not experienced any significant labor disputes.

Recent Developments

Disposition of Property Management and Subleasing Business

On June 30, 2025, the Company disposed of its property management and subleasing business conducted through Dongguan Hongxiang Commercial Co., Ltd. Following the disposition, the Company no longer conducts the property management and subleasing business as part of its continuing operations. The results of the property management and subleasing business have been classified as discontinued operations in the Company’s consolidated financial statements.

Acquisition of Keemo Fashion Group Limited

On February 17, 2026, the Company entered into a stock purchase agreement to acquire 34,200,000 shares of common stock of Keemo Fashion Group Limited, or KMFG, from Guang Wen Global Limited. The aggregate purchase price for the acquisition was approximately $5.5 million and was satisfied through the transfer of a portion of an existing bond held by the Company.

On March 30, 2026, the Company completed the acquisition of KMFG. Following the completion of the acquisition, the Company holds approximately 62.18% of the voting rights of the issued and outstanding shares of KMFG on a fully diluted basis, and KMFG became a controlled subsidiary of the Company. KMFG’s revenue contribution was not significant as of March 31, 2026, and management does not currently present Keemo Fashion as a separate material operating segment.

Reverse Stock Split

On March 19, 2026, following stockholder approval at the Company’s 2025 annual meeting of stockholders held on January 30, 2026, the Board of Directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-15. The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada on March 24, 2026. The reverse stock split became effective at 12:01 a.m. Eastern Time on March 30, 2026, and the Company’s Common Stock began trading on the Nasdaq Capital Market on a reverse-split adjusted basis under the same trading symbol, “ATXG,” on March 30, 2026.

Acquisition of Time Is Loan Limited

On May 15, 2026, we completed the transaction contemplated by a Share Exchange Agreement dated April 22, 2026 (the “First Share Exchange Agreement”), by and among the Company, Yingxi HK, Time Is Loan Limited, a company incorporated under the laws of Hong Kong, and Ms. OR Shan Shan. Pursuant to the First Share Exchange Agreement, Yingxi HK acquired 100% of the equity interests of Time Is Loan Limited from Ms. OR Shan Shan in exchange for the issuance of 137,790 shares of Common Stock of the Company to Ms. OR Shan Shan.

Time Is Loan Limited is a Hong Kong-based licensed money lender principally engaged in the provision of consumer and commercial lending services.

Acquisition of Riches Family Office Limited

On June 15, 2026  , we completed the transaction contemplated by a Share Exchange Agreement dated May 15, 2026 (the “Second Share Exchange Agreement”), by and among the Company, Yingxi HK, Riches Family Office Limited, a company incorporated under the laws of Hong Kong (“Riches Family”), Riches FO Holdings Limited (“Riches FO”), a company incorporated under the laws of Hong Kong and the sole shareholder of Riches Family, and Mr. Wu Rui, our Chief Operating Officer and the sole shareholder of Riches FO. Pursuant to the Second Share Exchange Agreement, Yingxi HK acquired 41.67% of the issued and outstanding equity interests of Riches Family from Riches FO in exchange for the issuance by the Company of 33,500 shares of its Common Stock to Mr. Wu Rui.

Government Regulations

Our garment manufacturing and logistics services businesses are conducted primarily through our PRC operating subsidiaries and are subject to relevant PRC laws, regulations and industry policies applicable to garment manufacturing, logistics services, transportation, employment, taxation and other areas. On June 25, 2025, HSW had its business license revoked by the Dongguan Market Supervision and Administration Bureau due to HSW’s failure to engage in business activities at its registered address for more than six consecutive months. As confirmed by our PRC counsel, except for HSW, each of our PRC subsidiaries in operation holds and maintains a valid business license issued by the local market supervision and administration bureau, and has received all requisite permissions and approvals in order to conduct and operate our business. Based on our understanding of the PRC laws and regulations, our PRC businesses hold all the business licenses issued and approved from the relevant local authorities and other administrative license required by its business, and do not require any other permissions or approvals to operate their PRC business operations. As of the date of this annual report, except as disclosed in this annual report, none of our PRC Subsidiaries has been denied or punished by relevant governmental authorities due to its business qualifications. The PRC government may, however, from time to time, adopt new laws, regulations, policies or implementation measures applicable to our PRC operating businesses, which may increase our compliance costs or make it more difficult for us to operate successfully in the PRC. Please see the section entitled “Risk Factors” for further details.

Our consulting service business is conducted through Yingxi HK, our Hong Kong subsidiary. The consulting service business primarily involves consulting, referral, coordination and administrative support services in connection with overseas wealth planning, insurance-related information and related cross-border service support. To the extent our consulting service involves insurance, wealth management, immigration, education or other regulated industries, we may be subject to applicable laws and regulations in Hong Kong and other relevant jurisdictions, including requirements relating to insurance intermediary activities, referral arrangements, personal data protection, anti-money laundering, customer due diligence and related compliance matters. We rely on third-party insurance brokers and other service providers, where applicable, to provide regulated products or services to customers. Any changes in applicable laws and regulations, or any failure by us or our third-party service providers to comply with such requirements, could adversely affect our consulting service business.

The PRC government encourages small to medium-sized companies in traditional industries, such as garment manufacturing and logistics services, to modernize their business models through technological upgrades and improved operational efficiency. We intend to continue monitoring applicable regulatory developments in the PRC and Hong Kong and to adjust our business practices as necessary to comply with applicable laws and regulations.

PRC Limitation on Overseas Listing and Share Issuances

Currently, each of our PRC Subsidiaries holds and maintains a business license issued by the local market supervision and administration bureau, and has received all requisite permissions and approvals in order to conduct and operate our business. Based on our understanding of the PRC laws and regulations, our PRC businesses hold all the business licenses issued and approved from the relevant local authorities and other administrative license required by its business, and do not require any other permissions or approvals to operate their PRC business operations. As of the date of this annual report, none of our PRC Subsidiaries has been denied or punished by relevant governmental authorities due to its business qualifications. In addition, we and our non-PRC subsidiaries have also received all requisite permissions and approvals in order to conduct and operate our business.

In order to promote domestic enterprises to carry out overseas capital market activities in accordance with law and compliance, the CSRC issued the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” and five supporting guidelines (collectively referred to as the Overseas Listing Filing Rules) on February 17, 2023, and took effect on March 31, 2023. The Overseas Listing Filing Rules clarify the relevant rules of the Chinese government on the management of overseas issuance, including but not limited to (i) Initial public offerings or listings in overseas markets shall be filed with the CSRC within 3 working days after the relevant application is submitted overseas. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed as initial public offerings; (ii) A negative list that prohibits overseas offering and listing; (iii) The reporting obligations of the issuer after filing, such as the change of control, voluntary or mandatory delisting and other major changes after overseas issuance or listing, the issuer should bear the obligation to report to the CSRC; (iv) Legal liability, such as failure to fulfill the filing procedures, or violation of relevant regulations in overseas listing, the CSRC shall order rectification, issue warnings to such domestic company, and impose a fine of between RMB 1,000,000 and RMB 10,000,000. Directly liable persons-in-charge and other directly liable persons shall be warned and each imposed a fine of between RMB 500,000 and RMB 5,000,000.

According to the Overseas Listing Filing Rules, the company, as an enterprise that has been listed on the Nasdaq Capital Market before the new regulations come into effect, does not need to apply to the CSRC for filing immediately. If it is issued and listed in other overseas markets, it shall be filed in accordance with relevant regulations. On April 29, 2024, the Company entered into two private placement agreements with certain individual investors for 330,000 shares of Common Stock each at a unit price of $0.98 per share and for a total of $646,800. After the transactions, we shall be filed with the CSRC within three working days after the issuance of shares is completed. The Company has submitted the filing application to the China Securities Regulatory Commission. As of June 29, 2026, the application is still pending.   Accordingly, the Company’s overseas issuances and subsequent additional issuances comply with the relevant provisions of the overseas listing filing regulation. As the overseas listing filing process has not yet been completed, the outcome and subsequent requirements remain uncertain. As a result, we cannot assure you that we will be able to complete all requirement for our future issuance in a timely manner and fully comply with the relevant new rules, if any. In addition, we cannot guarantee that we will not be subject to greater regulatory scrutiny or subsequent interference by the Chinese government.

Transfers of Cash to and from our Subsidiaries

We are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through the operating companies established in the PRC, primarily Shenzhen Yingxi Industrial Chain Service Co., Ltd. (“YX”), our wholly owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. As a result, although other means are available for us to obtain financing at the holding company level, Addentax’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC Subsidiaries. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to Addentax. In addition, our PRC Subsidiaries are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

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

In order for us to pay dividends to our shareholders, we will rely on the distribution of dividends, through the WFOE, to Yingxi HK from our PRC Subsidiaries. As of the date of this annual report, none of our PRC Subsidiaries has distributed any dividends to Yingxi HK.

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

As of the date of this annual report, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure. The PRC Subsidiaries have not transferred cash or other assets to Addentax, including by way of dividends. However, to the extent cash in the business is in the PRC/Hong Kong or is in our PRC or Hong Kong subsidiaries, there can be no assurance that the PRC government will not intervene or impose restrictions or limitations on the ability of Addentax or Addentax’s subsidiaries to transfer cash. As a result, such funds may not be available to fund operations or for other use outside of the PRC or Hong Kong. Addentax does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity. We intend to retain most, if not all, of available funds and any future earnings after this offering to the development and growth of our business in China. As of the date of this annual report, no transfers, dividends, or distributions have been made to our investors. Further, our management is directly supervising cash management. Our finance department is responsible for establishing the cash management policies and procedures among our departments and the operating entities. Each department or operating entity initiates a cash request by putting forward a cash demand plan, which explains the specific amount and timing of cash requested, and submitting it to designated management members of our Company, based on the amount and the use of cash requested. The designated management member examines and approves the allocation of cash based on the sources of cash and the priorities of the needs, and submits it to the cashier specialists of our finance department for a second review. Other than the above, we currently do not have other cash management policies or procedures that dictate how funds are transferred nor a written policy that addresses how we will handle any limitations on cash transfers due to PRC law.

Holding Foreign Company Accountable Act

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB determines that it is unable to inspect or investigate completely our independent registered public accounting firm.

The HFCAA and related regulations require the SEC to prohibit the trading of securities of an issuer if the issuer is identified as a “Commission-Identified Issuer” for two consecutive years because the PCAOB is unable to inspect or investigate completely the issuer’s registered public accounting firm due to a position taken by an authority in a foreign jurisdiction. If our securities were subject to a trading prohibition under the HFCAA, Nasdaq may determine to delist our securities, and the market price and liquidity of our Common Stock could be materially and adversely affected.

On December 16, 2021, the PCAOB issued a determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by authorities in those jurisdictions. On December 15, 2022, the PCAOB announced that it had voted to vacate its previous determinations with respect to mainland China and Hong Kong. As of the date of this annual report, the PCAOB has not issued any determination that would cause us to be identified as a Commission-Identified Issuer under the HFCAA.

Our independent registered public accounting firm for the fiscal year ended March 31, 2026 is HML PLT. HML PLT is headquartered in Malaysia and is registered with the PCAOB. We do not believe that HML PLT is currently subject to any PCAOB determination regarding an inability to inspect or investigate completely registered public accounting firms because of a position taken by an authority in a foreign jurisdiction.

However, the PCAOB may in the future determine that it is unable to inspect or investigate completely registered public accounting firms in one or more foreign jurisdictions, including if there are changes in applicable laws, regulations or governmental positions. If the PCAOB were to determine in the future that it cannot inspect or investigate completely our auditor, or if we were to engage a registered public accounting firm that is subject to such a determination, we could be identified as a Commission-Identified Issuer under the HFCAA. If we were so identified for two consecutive years, our securities would be subject to a trading prohibition under the HFCAA, and Nasdaq may determine to delist our securities. Any such trading prohibition or delisting, or the threat thereof, could materially and adversely affect the value of your investment.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this annual report on Form 10-K, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section. In the event that any of the events described in the risk factors below occur, it could have a material adverse effect on our operations and cash flow and cause the value of our securities to decline in value or become worthless.

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

Our ability to adequately protect our trade names, trademarks, copyrights and domain names could adversely affect our brand images and ability to expand our business.

We believe that our trade names, trademarks, copyrighted logo designs and domain names are important assets and an element of our brand development strategy. We have obtained trademark registrations and copyright registrations in China in connection with our business and maintain domain names for corporate, branding and business development purposes. There can be no assurance that we will be able to adequately protect these intellectual property rights or prevent unauthorized use of our brands, logos, websites, domain names or other intellectual property by third parties. Any infringement, misappropriation or other unauthorized use of our intellectual property could adversely affect our brand image, reputation and customer relationships, which could in turn have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

A significant portion of our revenue is derived from major customers or sales channels, and the loss of any significant customer or sales channel may materially and adversely affect our financial condition and results of operations.

For the year ended March 31, 2026, our garment manufacturing revenue was generated through multiple sales channels. Offline sales, product promotion/giveaway sales, Taobao platform sales, WeChat platform sales, accessory sales and Douyin platform sales accounted for approximately 50.2%, 30.4%, 12.2%, 5.4%, 1.1% and 0.6%, respectively, of the Company’s total garment manufacturing revenue. Accordingly, the Company’s garment manufacturing revenue for the year ended March 31, 2026 was more diversified by sales channel and was not dependent on a single individual customer in the same manner as in prior periods.

For the year ended March 31, 2026, 3 customers accounted for approximately 34.6%, 30.7% and 18.6%, respectively, of the Company’s total garment manufacturing revenue. For the year ended March 31, 2025, two customers accounted for approximately 73.9% and 22.1%, respectively, of the Company’s total garment manufacturing revenue.

For the year ended March 31, 2026, three customers accounted for approximately 22.7%, 17.6% and 12.4%, respectively, of the Company’s total logistics services revenue. For the year ended March 31, 2025, two customers accounted for approximately 16.7% and 14.3%, respectively, of the Company’s total logistics services revenue.

For the year ended March 31, 2026, three customers accounted for approximately 53.6%, 31.6% and 13.4%, respectively, of the Company’s total consulting service revenue. The Company did not generate consulting service revenue during the year ended March 31, 2025.

Our customers are not obligated to continue to purchase products or services from us at any specific level or at all. If any of our significant customers reduce their orders, delay payments, terminate their business relationship with us, or if we are unable to obtain replacement customers or sales channels on commercially reasonable terms, our revenue, business operations and financial performance may be materially and adversely affected.

We are exposed to concentration risk due to reliance on major suppliers and service providers for the supply of our products and services, and any shortage, delay or disruption may significantly impact our business and results of operations.

During the years ended March 31, 2026 and 2025, approximately 45.7% and 41.4%, respectively, of the Company’s total purchases and service procurement were from the Company’s five largest suppliers and service providers. Our business, financial condition and results of operations may depend on the continued supply of products or services from our largest suppliers and service providers and on our ability to maintain stable relationships with them. Any significant disruption in supply, deterioration in supplier relationships, increase in supplier costs, or shortage or delay in the supply of materials or services may have a material adverse effect on our business and results of operations.

For consulting service, the Company may also rely on third-party referral partners, channel partners, insurance brokers or other cooperating service providers to support customer coordination and service fulfillment. Any material disruption in these relationships, or any failure by such third parties to provide services in a timely and compliant manner, could adversely affect the Company’s consulting service business.

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

If we are unable to attract additional customers and clients to purchase our services or products (and future products we may develop or sell), it will have a negative effect on our ability to generate the revenue.

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

We rely on certain third-party contractors for portions of our logistics services, and any shortage, delay or disruption in subcontractor services may adversely affect our logistics operations.

The Company engages certain subcontractors to support its logistics business from time to time. For the years ended March 31, 2026 and 2025, subcontracting fees paid or payable to our largest subcontractor represented approximately 7.3% and 5.2%, respectively, of total cost of revenues for our logistics services segment. Based on these percentages, management does not believe that the Company was heavily reliant on any single subcontractor during these periods. However, our logistics business may still be affected if subcontractors are unable or unwilling to provide services to us on commercially acceptable terms, or if there is any shortage, delay or disruption in subcontractor services.

We have not experienced any material disputes with our subcontractors, and we believe we maintain good relationships with our logistics service providers. If we are unable to engage suitable subcontractors when needed or maintain stable relationships with our logistics service providers, our logistics business, results of operations and financial condition may be adversely affected.

If we are unable to control the reliance of third-party contractors efficiently and effectively, our business prospects and results of operations may be materially and adversely affected.

We engage subcontractors to carry out certain logistics services. Subcontracting fees for our logistics business accounted for approximately 8.9% and 5.5% of our total logistics services revenue for the years ended March 31, 2026 and 2025, respectively. If any of our significant subcontractors are unable or unwilling to provide services to us on commercially acceptable terms, or if there is any shortage, delay or disruption in subcontractor services, our logistics business, results of operations and financial condition may be materially and adversely affected.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage. We are not fully insured against all possible risks, nor are all such risks insurable.

Our consulting service line is newly developed and may not generate sustainable revenue or profitability.

During the fiscal year ended March 31, 2026, we commenced a consulting service line. This business has a limited operating history and remains subject to significant uncertainty. Our ability to generate revenue from consulting services depends on our ability to attract and retain customers, maintain service quality, retain qualified personnel, coordinate effectively with third-party service providers, manage customer relationships and comply with applicable laws and regulations. If we are unable to successfully develop this business, our results of operations, financial condition and business prospects may be materially and adversely affected.

Our consulting services may be affected by regulatory and licensing risks relating to insurance referral and related services.

Our consulting services may involve referrals, coordination or administrative support relating to insurance, wealth management, identity planning, education planning or other cross-border services. These areas may be subject to licensing, regulatory, compliance, anti-money laundering, data protection and consumer protection requirements in relevant jurisdictions. We depend on third-party licensed service providers, including insurance companies and insurance brokers, where applicable. If we, our employees, referral partners or third-party service providers fail to comply with applicable regulatory requirements, or if a relevant license, approval or cooperation arrangement is suspended, terminated or not renewed, we may be unable to provide related services or receive related fees, and our business, results of operations and reputation may be materially and adversely affected.

Changes in commission structures or referral fee arrangements may reduce our revenue and cash flows. The revenue and cash flow of our consulting service line may be affected by changes in referral fee, commission payment or settlement arrangements among insurance companies, insurance brokers, referral parties and service providers. If referral fees are reduced, capped, deferred or paid over a longer period, our short-term revenue, working capital, cash flow and ability to invest in business development may be adversely affected. We may not be able to offset such impact by increasing consulting service fees or expanding non-insurance consulting revenue.

We depend on customer trust, third-party service providers and private-domain customer resources for our consulting business.

The success of our consulting business depends on our reputation, customer trust, private-domain customer resources, service quality and relationships with third-party service providers. Negative publicity, customer complaints, service failures, disputes with third-party service providers, data leakage or failure to protect customer information may harm our reputation and adversely affect our ability to attract or retain customers.

Our business depends on the continued contributions made by Mr. Hong Zhida, as our key executive officer, the loss of whom may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our CEO, President and Chairman of the Board of Directors of the Company, Mr. Hong Zhida. We rely on his expertise in business operations when we are developing new products and services. The Company has no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign.

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

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of March 31, 2026, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees.

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

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the operations of our operating subsidiaries in mainland China.

The SEC, the U.S. Department of Justice and other U.S. authorities may also have difficulties in bringing and enforcing actions against us or our directors or executive officers in mainland China. The SEC has stated that there are significant legal and other obstacles to obtaining information needed for investigations or litigation in mainland China. Mainland China adopted a revised securities law that became effective on March 1, 2020, Article 177 of which provides, among other things, that no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of mainland China. Further, the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) provide that overseas securities regulatory authorities may conduct investigations or evidence collection relating to mainland China companies’ overseas offering and listing activities through the assistance of the CSRC under relevant cross-border securities regulatory cooperation mechanisms. Accordingly, without regulatory cooperation between the U.S. and China, no entity or individual in mainland China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators, which could present significant legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of mainland China.

We are required to fulfill the Trial Administrative Measures filing procedures and report relevant information to the CSRC; and, since further interpretation and implementation of the new regulations are still required, we cannot assure you that we will be able to complete the filings for any future offerings, and fully comply with the relevant new rules on a timely basis, if at all.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly and Lawfully Cracking Down Illegal Securities Activities to crack down on illegal activities in the securities market and promote the high-quality development of the capital market (the “Opinions”), which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the capital market laws of mainland China.

On December 24, 2021, the CSRC published the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) (the “Draft Administrative Provisions”) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) (the “Draft Filing Measures”). The Draft Administrative Provisions and the Draft Filing Measures lay out requirements for filing and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which came into force on March 31, 2023. On the same date, the CSRC circulated the Guidance Rules on CSRC’s official website. The Trial Administrative Measures refine the regulatory system by subjecting both direct and indirect overseas offering and listing activities to the CSRC filing-based administration. The Trial Administrative Measures, together with the relevant guidance rules reiterate the basic principles of the Draft Administrative Provisions and Draft Filing Measures and impose substantially the same requirements for the overseas securities offering and listing by domestic enterprises, and clarified and emphasized several aspects, which include, but are not limited to: (i) comprehensive determination of the “indirect overseas offering and listing by domestic companies of mainland China” in compliance with the principle of “substance over form” and particularly, an issuer will be required to undertake the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets, as documented in its audited consolidated financial statements for the most recent accounting year, is accounted for by domestic companies in mainland China, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (ii) a negative list of types of issuers banned from listing or offering overseas, such as issuers under investigation for crimes or major violations of the law, or whose overseas offering and listing may endanger national security, or whose controlling shareholders and the actual controller have been convicted of crimes, such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iii) issuers’ compliance with foreign investment, network security, data security, and other national security laws, regulations and relevant provisions; (iv) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to competent overseas regulators, and the obligation to file with the CSRC after it completes subsequent offerings in the same overseas market and to report to the CSRC within 3 working days on material events including change of control or voluntary or mandatory delisting of the issuer; and (v) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Administrative Measures, including failure to comply with the filing procedures or filing with materials on false, misleading statements or material omissions. As the Trial Administrative Measures are newly-issued, there remains uncertainty regarding their interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for any future offerings and fully comply with the relevant new rules on a timely basis, if at all.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. This may result in delivery delays, malfunctioning of facilities or shutdown of logistic points. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our services. In the past, there was no significant disruption of operation at our production facilities and logistic points. However, we cannot assure you that the production facilities and logistic points will always operate normally in the future.

As we are no longer an emerging growth company, we are subject to increased reporting, compliance and governance requirements, which may increase our costs and divert management’s attention from our business.

We are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are subject to additional reporting, disclosure, internal control, governance and other requirements applicable to public companies that are not emerging growth companies.

Compliance with these requirements has increased and may continue to increase our legal, accounting, auditing, investor relations and other compliance costs. In addition, management and other personnel are required to devote a greater amount of time and resources to compliance initiatives, disclosure obligations, internal control assessments and corporate governance matters, which may divert their attention from the operation and growth of our business.

Among other things, we may be required to incur additional expenses to maintain and enhance our internal control over financial reporting, disclosure controls and procedures, and corporate governance practices. If we are unable to comply with applicable reporting and regulatory requirements in a timely and cost-effective manner, or if we identify deficiencies in our internal controls or disclosure controls, we may be subject to regulatory scrutiny, enforcement actions, litigation, reputational harm, or a loss of investor confidence, any of which could adversely affect our business, financial condition, results of operations and the market price of our Common Stock.

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

On February 24, 2023, the CSRC, Ministry of Finance of the People’s Republic of China, National Administration of State Secrets Protection, and National Archives Administration of China, have jointly released the Provisions on Strengthening Confidentiality and Archives Administration in Respect of Overseas Issuance and Listing of Securities by Domestic Enterprises, which provide that a domestic company that seeks to offer and list its securities in an overseas market shall strictly abide by applicable PRC laws and regulations, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. The above proposed provisions and rules are enacted, the relevant filing procedures of the CSRC and other governmental authorities may be required in connection with this offering. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor that has cumulatively provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC.

Since the majority of our operations are located in the PRC, our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. As of the date of this annual report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade on a U.S. or other foreign exchange. The business of our subsidiaries until this Form 10K are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. Further, we believe our newly established companies and our business plan will not change the above conclusion. However, there remains uncertainty as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. Any non-compliance could result in penalties or other significant legal liabilities.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in this annual report on Form 10-K include audit documentation located in the PRC. Our Common Stock may be delisted or prohibited from being traded in the U.S. under the HFCAA if the PCAOB is unable to inspect or investigate completely our independent registered public accounting firm or relevant audit documentation and, as such, you may be deprived of the benefits of such inspection which could result in limitations or restrictions to our access to the U.S. capital markets. The delisting or the cessation of trading of our Common Stock, or the threat of their being delisted or prohibited from being traded, may materially and adversely affect the value of your investment.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our annual report on Form 10-K for the fiscal year ended March 31, 2026. As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB.

Our independent registered public accounting firm for the fiscal year ended March 31, 2026 is HML PLT. HML PLT is registered with the PCAOB and is headquartered in Malaysia. We do not believe that HML PLT is currently subject to any PCAOB determination regarding an inability to inspect or investigate completely registered public accounting firms because of a position taken by an authority in a foreign jurisdiction. Accordingly, as of the date of this annual report, we do not believe that we are currently subject to a trading prohibition under the Holding Foreign Companies Accountable Act, or the HFCAA, as a result of the PCAOB’s inability to inspect or investigate our auditor.

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

Relevant PRC laws and regulations permit the companies in the PRC to pay dividends only out of their distributable profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, each of the companies in the PRC are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In order for us to pay dividends to our stockholders, we will rely on the distribution of dividends, through the WFOE, to Yingxi HK from our PRC Subsidiaries.

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a tax resident enterprise of the PRC for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax. See “Risk Factors – General Risks Associated with Business Operation in China - We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income” in our annual report on Form 10-K for the fiscal year ended March 31, 2026.

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The majority of our income is received in RMB and shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE as long as certain procedural requirements are met. Registration, approval or filing from appropriate government authorities is required if RMB is converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay dividends in foreign currencies to our shareholders.

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

We are a Nevada corporation. However, a substantial portion of our operations and assets are located outside the United States, primarily in the PRC and Hong Kong. In addition, certain of our directors and executive officers reside outside the United States. Although certain of our independent directors are located in the United States, it may still be difficult for investors to effect service of process within the United States upon our directors, officers or assets located outside the United States, or to enforce judgments obtained in U.S. courts against such persons or assets, including judgments based upon the civil liability provisions of the U.S. federal securities laws.

In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or our directors or executive officers. As a result, investors may have difficulty enforcing claims or judgments against us or such persons based on U.S. federal securities laws or other laws of the United States.

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

Under the PRC Anti-Monopoly Law, any concentration of undertakings (including share or asset acquisitions that result in the acquisition of control or decisive influence over another business operator) involving operations within the PRC must be pre-notified to the State Administration for Market Regulation (“SAMR”), the central PRC anti-monopoly enforcement authority, if the combined turnover of all participating undertakings in the preceding fiscal year meets the statutory turnover thresholds set by the State Council. No such concentration may be implemented prior to clearance from SAMR.

In addition, on August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State-Owned Assets Supervision and Administration Commission of the State Council (“SASAC”), the State Taxation Administration(“STA”) the SAMR,,CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

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

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016, took effect on June 1, 2017, and was amended on October 28, 2025 (the “Amended CSL”), with the amendments taking effect on January 1, 2026, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. The CAC subsequently released a revised draft of the Measures for Cybersecurity Review for public consultation on 10 July 2021; the formal revised version was issued on December 28, 2021 and entered into force on February 15, 2022. The revised Measures expanded the scope of cybersecurity review by imposing a mandatory pre-listing filing obligation with CAC on internet platform operators holding personal information of in excess of one million users that plan to pursue overseas listings. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security.

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

The Data Security Law also sets forth the data security protection obligations for entities and individuals conducting data processing activities, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Cybersecurity Review Measures mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

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

We are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through the operating companies established in the PRC, primarily YX, our wholly owned subsidiary and its subsidiaries. We are a holding company and do not directly own any substantive business operations in China. Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, one of our PRC Subsidiaries, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities or the local bank may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

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

Substantial doubt exists regarding our ability to continue as a going concern.

We have a history of operating losses and have incurred significant net losses in recent years. We incurred net losses of approximately $4.0 million and $5.1 million for the fiscal years ended March 31, 2026 and 2025, respectively. As discussed in Note 2(b) to our consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date our consolidated financial statements are issued.

Our ability to continue as a going concern depends on our ability to successfully execute our business plan, improve operating results, generate positive cash flows from operations, manage operating costs, collect accounts receivable, and obtain additional financing when needed. Management is pursuing initiatives to expand the Company’s garment manufacturing, logistics services and consulting services businesses, improve operating efficiencies and control costs; however, there can be no assurance that these efforts will be successful.

If we are unable to generate sufficient revenue, achieve profitability, or obtain additional financing on acceptable terms, or at all, we may be required to reduce, delay or discontinue certain business activities, sell assets, restructure our operations, or seek additional strategic alternatives. Any such actions could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. Furthermore, the existence of substantial doubt regarding our ability to continue as a going concern may make it more difficult for us to obtain financing, enter into commercial arrangements, attract customers, retain employees and maintain relationships with suppliers and other business partners.

Geopolitical conflicts involving the United States, Israel, Iran and other parties in the Middle East could adversely affect our business, financial condition and results of operations.

Ongoing armed conflicts and heightened geopolitical tensions involving the United States, Israel, Iran and other parties in the Middle East have created significant uncertainty in global economic, political and financial markets. The continuation or escalation of these conflicts, including potential disruptions to international shipping routes, energy supplies and global trade, could adversely affect global economic conditions and increase market volatility.

These events have contributed, and may continue to contribute, to fluctuations in commodity prices, fuel and transportation costs, inflation, interest rates, foreign exchange rates and capital markets conditions. In addition, the conflicts could result in cyberattacks, sanctions, export controls, supply chain disruptions, disruptions in the availability or pricing of inventory and raw materials, or other adverse effects on global commerce.

Although we currently do not maintain operations in the Middle East, the indirect effects of geopolitical instability, military conflict and related economic uncertainty could adversely affect our business operations, financial condition, results of operations and ability to access capital markets. The extent, duration and ultimate impact of these conflicts remain uncertain and cannot be predicted.

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

The Foreign Investment Law sets out the basic regulatory framework for foreign investments and establishes a system of pre-entry national treatment with a negative list for foreign investments, pursuant to which (i) the foreign investment negative list specifies prohibited industrial sectors, into which foreign investors are not permitted to make any investment;(ii) foreign investment into restricted sectors set out in the negative list must comply with applicable statutory access conditions and complete relevant approval or filing procedures as required by law; and(iii) all business sectors not included on the foreign investment negative list shall grant foreign investors and foreign-invested enterprises pre-establishment and post-establishment treatment no less favourable than that accorded to domestic Chinese investors and domestic enterprises. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the Ministry of Commerce, or MOFCOM, or its local branches.

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

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from our PRC Subsidiaries for our cash requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders for services of any debt we may incur. If our PRC Subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC Subsidiaries, which are wholly foreign-owned enterprises, may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund.

A portion of our revenue was generated by our PRC Subsidiaries in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC Subsidiaries to use their Renminbi revenues to pay dividends to us.

The PRC government may continue to strengthen its foreign exchange regulatory controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC Subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

We are an offshore holding company conducting our operations in China through our PRC Subsidiaries. We may in the future make loans or provide guarantee to our PRC Subsidiaries subject to the approval or registration from governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly foreign-owned subsidiary in China. Any loans to our wholly foreign-owned subsidiaries in China, which are treated as foreign-invested enterprise under PRC law, are subject to foreign exchange loan registrations. In addition, a foreign-invested enterprise, or FIE, shall use its capital pursuant to the principle of authenticity and self-use within its business scope. Under the Notice of the State Administration of Foreign Exchange on Matters Concerning the Deepening of Reform in the Administration of Foreign Exchange for Cross-border Investment and Financing, which amended by SAFE and became effective on September 12, 2025, The use of foreign exchange income under capital, foreign debt, and the RMB funds obtained from their settlement by non-financial enterprises shall follow the principles of authenticity and self-use. Such funds shall not be used (i) directly or indirectly for expenditures prohibited by national laws and regulations; (ii) unless otherwise expressly provided, such funds shall not be used directly or indirectly for securities investment or other investment and wealth management (except for wealth management products and structured deposits with a risk rating not higher than level two); (iii)such funds shall not be used to grant loans to non-affiliated enterprises (except where the business scope expressly permits).

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

If our Common Stock were delisted from Nasdaq and became subject to the SEC’s penny stock rules, the liquidity and marketability of our Common Stock could be adversely affected.

Our Common Stock is listed on the Nasdaq Capital Market. As a result, our Common Stock is generally exempt from the SEC’s penny stock rules, notwithstanding that the market price of our Common Stock may trade below $5.00 per share. However, if our Common Stock were delisted from Nasdaq and traded in the over-the-counter market, and if our Common Stock did not qualify for an applicable exclusion from the SEC’s penny stock rules, broker-dealers may be subject to additional sales practice requirements in connection with transactions in our Common Stock. These requirements could make it more difficult for investors to buy or sell our Common Stock and could adversely affect the liquidity and market price of our Common Stock.

Future issuances of our Common Stock upon conversion of convertible securities or exercise of warrants may dilute our existing stockholders and adversely affect the market price of our Common Stock.

We have previously issued convertible notes, warrants and other equity-linked securities, and we may issue additional shares of Common Stock or equity-linked securities in the future in connection with financings, acquisitions, compensation arrangements or other corporate purposes. To the extent any outstanding convertible securities or warrants are converted or exercised, or to the extent we issue additional shares of Common Stock or securities convertible into or exercisable for shares of Common Stock, our existing stockholders may experience substantial dilution.

We may require additional capital in the future to develop our business operations and pursue our strategic objectives. Any additional capital raised through the sale of equity or equity-linked securities may dilute our stockholders’ ownership percentages and may adversely affect the market price of our Common Stock. The terms of any securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights, warrants or other derivative securities, any of which may further dilute the interests of our existing stockholders.

In addition, sales of a significant number of shares of our Common Stock, or the perception that such sales may occur, could adversely affect the market price of our Common Stock and make it more difficult for us to raise capital through future equity or equity-linked financings. We may also incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes, warrants or equity awards, which may adversely affect our financial condition and results of operations.

Future sales of substantial amounts of the shares of Common Stock by existing stockholders could adversely affect the price of our Common Stock.

If we or our existing stockholders, our directors or their affiliates or certain of our executive officers, sell a substantial number of our Common Stocks in the public market, including the Resale Shares once issuable upon exercise of the PIPE Warrants and the Placement Agent Warrants, the market price of our Common Stock could decrease significantly. The perception in the public market that we or our stockholders might sell our Common Stock could also depress the market price of our Common Stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

The market price of our Common Stock may be subject to fluctuation and you could lose all or part of your investment.

Our Common Stock is listed on the Nasdaq Capital Market. The market price of our Common Stock has been, and may continue to be, volatile. The market price of our Common Stock may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors— Risks Associated with Our Company — Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation”.

Cybersecurity Governance

Our board of directors holds oversight responsibility over our Company’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its committees. Our audit committee oversees the management of our Company’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds regular meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Within management, the Company’s Chief Financial Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats on a day-to-day basis and keep the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents. Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

As of the date of this annual report, the Company has not encountered cybersecurity incidents that the Company believes to have been material to the Company taken as a whole.

Item 2. Properties

Our principal executive office is located at Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000. The prior lease for this office expired on July 31, 2025 and has not been renewed. The Company currently uses this office space without separate rental charge through an arrangement with a company controlled by Mr. Hong Zhida, our Chief Executive Officer. We also lease properties in the PRC from independent third parties which serve as our manufacturing factory, dormitory and additional offices for our garment manufacturing and logistics businesses. Following the disposal of HX on July 1, 2025, the Company no longer conducts property management and subleasing business as part of its continuing operations.

Property Type	Address	Monthly Rental (RMB)	Size (Square Meter)	Expiration date
Manufacturing factory	Room 501, No. 5 Luotang Road, Dongcheng District, Dongguan, Guangdong, PRC	4,400	600	December 31, 2027

Additional office	No. 41-46, Building D, Block B, Jinpeng Distribution Center, No. 536, Sha Ping North Rd, Danping Committee, Nanwan St, Longgang, Shenzhen, Guangdong, PRC	45,600	720	June 30, 2026

Warehouse and additional office	No. 3 Ping’an Avenue, Pinghu Street, Longgang District, Shenzhen, Guangdong, PRC	30,250	605	May 31, 2026	(1)

(1)	The Company has been negotiating on the renewal of the lease agreement for the property, and is currently continuing to use this property after expiration of the previous lease agreement.

As of the date of this annual report, we also have 114 logistics points and they are located in 10 provinces and 2 municipalities in the PRC. These logistics service points are operated through cooperation arrangements with local logistics service providers and are not leased properties of the Company. We believe that the offices, warehouses and factory that we currently lease are adequate to meet our needs for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “ATXG.”

Holders of Record

As of June 29, 2026, there were 1,031,435 shares of Common Stock issued and outstanding held by a total of 428 shareholders of record, not including beneficial holders whose shares are held in names other than their own.

Dividends

We have not paid any cash dividends on our Common Stock, and our board of directors currently intends to retain future earnings, if any, to fund the operations and growth of our business. Any determination by our board of directors to pay dividends in the future to stockholders will be dependent upon our operational results, financial condition, capital requirements, business projections, general business conditions, statutory and regulatory restrictions, and any other factors deemed appropriate by our board of directors.

In addition, our ability to pay dividends may be subject to restrictions under applicable PRC laws and regulations and the ability of our subsidiaries to distribute funds to us. See “Item 1. Business — Transfers of Cash to and from our Subsidiaries.”

Securities Authorized for Issuance under Equity Compensation Plans

For information on securities authorized for issuance under our existing equity compensation plan, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2026, there were no sales of unregistered securities that were required to be reported pursuant to Item 701 of Regulation S-K and that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Recent Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended March 31, 2026 and 2025 should be read in conjunction with the Financial Statements and corresponding notes included in this annual report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly-owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our Common Stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. During the fiscal year ended March 31, 2026, our continuing operations primarily consisted of garment manufacturing, logistics services and consulting services.

Our garment manufacturing business consists of sales made principally to wholesalers located in the PRC. We have our own manufacturing facilities, with sufficient production capacity and skilled workers on production lines to ensure that we meet our high quality control standards and delivery requirements for our customers. We conduct our garment manufacturing operations through three wholly-owned subsidiaries, namely YX and YS, which are located in Guangdong province, China.

Our logistics business consists of delivery and courier services covering 45 cities in 10 provinces and 2 municipalities in China. Although we have our own motor vehicles and drivers, we currently outsource some of the business to our contractors. We believe outsourcing allows us to maximize our capacity and maintain flexibility while reducing capital expenditures and the costs of keeping drivers during slow seasons. We conduct our logistic operations through two wholly-owned subsidiaries, namely XKJ and PF, which are located in Guangdong province, China.

We provide business consulting and coordination services to customers seeking overseas wealth planning, insurance-related information and related cross-border service support. Our services primarily include customer consultation, appointment coordination, referral and liaison with third-party insurance brokers or other service providers, and related administrative support. We conduct our consulting service business through our wholly owned subsidiary, Yingxi HK, which is located in Hong Kong, China.

On March 30, 2026, we completed the acquisition of KMFG, a Nevada corporation with headquarters in Shenzhen, China. KMFG operates two core business segments: (i) an apparel and garment trading business focused on the wholesale distribution of men’s and women’s apparel to distributors primarily in China, sourcing directly from manufacturers without maintaining its own production facilities; and (ii) a digital publishing business conducted through its wholly owned subsidiary, GW Reader Sdn. Bhd. in Malaysia, which operates a mobile-based online fiction platform utilizing a pay-per-chapter microtransaction model for global readers. As of March 31, 2026, KMFG’s revenue contribution was not significant, and management does not currently present KMFG as a separate business line or reportable segment. Management will continue to monitor KMFG’s operations, revenue contribution and business development and will reassess the related disclosure and segment presentation as necessary in future periods.

Dispositions of Subsidiaries and Discontinued Operations

During the fiscal year ended March 31, 2026, we disposed of Dongguan Aotesi Garments Co., Ltd., a PRC company (“AOT”), and Dongguan Hongxiang Commercial Co., Ltd., a PRC company (“HX”). AOT was previously engaged in the garment manufacturing business and was disposed of to the local management of AOT on May 6, 2025. After the disposition, AOT became a third party to the Company. The Company carries on the garment manufacturing business through its remaining subsidiaries, and the disposition of AOT did not qualify as discontinued operations. HX was previously engaged in the property management and subleasing business and was disposed of to the local management of HX on July 1, 2025. After the disposition, HX became a third party to the Company. Following the disposition, the Company no longer conducts the property management and subleasing business through HX or any other subsidiary. The property management and subleasing business has been classified as discontinued operations in the Company’s consolidated financial statements. AOT and HX were no longer subsidiaries of the Company as of March 31, 2026 and as of the date of this annual report.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistics system and to build a nationwide delivery and courier network in China. As of March 31, 2026, we provided logistics services to over 45 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2026.

Consulting Services Business

The business objective of our consulting service line is to provide advisory, referral, coordination and administrative support services in connection with overseas insurance configuration, wealth management planning, identity planning, education planning and related cross-border service needs. We intend to develop this business as an asset-light service business with an emphasis on high-value consulting services, digital tools and private-domain customer management.

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

Consulting Services Business

Management expects relatively stronger customer activity during June to September, October to December, holidays and weekends, while January to March is generally expected to be a traditional slower season due to the Chinese New Year period. Actual seasonality may vary based on customer demand, market conditions, regulatory developments and the availability of third-party service providers.

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

Consulting Services Business

For consulting services, the credit period is generally 30 to 60 days, depending on the service arrangement, customer relationship, settlement cycle with third-party service providers and internal credit review. We do not directly collect customer insurance premiums. Premiums must be paid by customers directly to the relevant insurance company’s designated bank account or official payment gateway.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management evaluates its estimates on an ongoing basis based on historical experience, current conditions and other assumptions that management believes are reasonable under the circumstances. Actual results could differ from those estimates.

Management believes that the following accounting estimates involve a significant level of judgment or estimation uncertainty and are important to an understanding of our financial condition and results of operations. Management has discussed significant audit matters, including accounting estimates and related financial statement disclosures, with the Audit Committee in connection with the annual audit process.

Goodwill and Impairment Assessment

As a result of the acquisition of KMFG during the fiscal year ended March 31, 2026, the Company recognized goodwill in its consolidated financial statements. Goodwill represents the excess of the purchase consideration over the estimated fair value of identifiable net assets acquired and liabilities assumed in a business combination. The determination of goodwill requires management to make judgments and assumptions regarding the fair value of assets acquired and liabilities assumed, including assumptions related to future cash flows, discount rates, useful lives, market conditions and other valuation inputs.

The Company evaluates goodwill for impairment at least annually, and more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment assessment requires management to make estimates and assumptions regarding future operating results, cash flows, discount rates, market conditions and the Company’s ability to execute its business plans. If actual results are lower than management’s expectations, or if there are adverse changes in business, market or economic conditions, the Company may be required to recognize impairment charges, which could materially affect the Company’s results of operations and financial condition.

Going Concern Assessment

The Company has incurred net losses and has used cash in operating activities. Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This assessment requires management to consider the Company’s liquidity, working capital, operating results, cash flows, debt obligations, available financing sources and management’s plans to mitigate adverse conditions.

Management’s going concern assessment involves significant judgment, including assumptions regarding the Company’s ability to improve operating results, manage operating costs, collect receivables, obtain additional financing if necessary, and execute its business plans. Changes in these assumptions or the Company’s ability to execute its plans could affect management’s going concern assessment and related disclosures.

Results of Operations for the years ended March 31, 2026 and 2025

The following tables summarize our results of operations for the years ended March 31, 2026 and 2025. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	2026		2025		Changes in 2026 compared to 2025	% Change
	(In U.S. dollars, except for percentages)
Revenue	$5,371,183	100.0%	$4,180,914	100%	$1,190,269	28.5%
Cost of revenues	(4,613,578)	(85.9)%	(3,546,657)	(84.8)%	(1,066,921)	30.1%
Gross profit (loss)	757,605	14.1%	634,257	15.2%	123,348	19.4%
Operating expenses	(2,286,825)	(42.6)%	(2,451,227)	(58.6)%	164,402	(6.7)%
Loss from operations	(1,529,220)	(28.5)%	(1,816,970)	(43.5)%	287,750	(15.8)%
Other income, net	519,367	9.7%	212,391	5.1%	306,976	144.5%
Fair value gain or loss	(3,309,419)	(61.6)%	(2,339,448)	(56.0)%	(969,971)	41.5%
Net finance cost	(613,642)	(11.4)%	(1,145,522)	(27.4)%	531,880	(46.4)%
Income tax expense	(4,106)	(0.1)%	(4,649)	(0.1)%	543	(11.7)%
Loss from continuing operations	$(4,937,020)	(91.9)%	$(5,094,198)	(121.8)%	$157,178	(3.1)%
Income from discontinued operations	467,855	8.7%	-	-	467,855
Net loss	(4,469,165)	(83.2)%	(5,094,198)	(121.8)%	625,033	(12.3)%

Revenue

Total revenue for the year ended March 31, 2026 significantly increased by approximately $1.2 million, or approximately 28.6%, as compared with the year ended March 31, 2025. The increase was mainly due to revenue generated from the newly established business segment of consulting services.

Revenue generated from our garment manufacturing business contributed approximately $0.04 million, or approximately 0.8%, of our total revenue for the year ended March 31, 2026. Revenue generated from the segment contributed approximately $0.3 million, or approximately 6.8%, of our total revenue for the year ended March 31, 2025. The relatively low level of sales was mainly due to insufficient customer base. In addition, order volumes from the remaining customers were lower than in prior periods, while newly developed customers remained in the early stages of business development and had not yet generated significant sales.

Revenue generated from our logistics services business contributed approximately $3.2 million, or approximately 59.1%, of our total revenue for the year ended March 31, 2026. Revenue generated from the segment contributed approximately $3.0 million, or approximately 72.2%, of our total revenue for the year ended March 31, 2025. The increase of approximately $0.2 million was mainly due to market volatility.

Revenue generated from our property management and subleasing business was Nil for the year ended March 31, 2026. The segment was disposed of on July 1, 2025. The revenue from this segment before disposal has been reclassified as discontinued operations. Revenue generated from our property management and subleasing business contributed approximately $0.9 million, or approximately 21.0%, of our total revenue for the year ended March 31, 2025.

Revenue generated from our newly established business segment of consulting service contributed approximately $2.2 million, or 40.1% of our total revenue for the year ended March 31, 2026.

Cost of revenue

	2026		2025		Increase (decrease) in 2026 compared to 2025	% Change
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$40,911	100.0%	$283,042	100.0%	$(242,131)	(85.5)%
Raw materials	20,252	49.5%	140,507	49.6%	(120,255)	(85.6)%
Labor	8,162	20.0%	72,134	25.5%	(63,972)	(88.7)%
Other and Overhead	1,237	3.0%	16,522	5.8%	(15,285)	(92.5)%
Total cost of revenue for garment manufacturing	29,651	72.5%	229,163	81.0%	(199,512)	(87.1)%
Gross profit for garment manufacturing	11,260	27.5%	53,879	19.0%	(42,619)	(79.1)%

Net revenue for logistics services	3,176,771	100.0%	3,018,325	100.0%	158,446	5.2%
Fuel, toll and other cost of logistics services	2,158,428	67.9%	1,801,302	59.7%	357,126	19.8%
Subcontracting fees	286,792	9.1%	166,488	5.5%	120,304	72.3%
Total cost of revenue for logistics services	2,445,220	77.0%	1,967,790	65.2%	477,430	24.3%
Gross Profit for logistics services	731,551	23.0%	1,050,535	34.8%	(318,984)	(30.4)%

Net revenue for property management and subleasing	-	-	879,547	100.0%	(879,547)	(100)%
Total cost of revenue for property management and subleasing	-	-	1,349,704	153.5%	(1,349,704)	(100)%
Gross (loss) Profit for property management and subleasing	-	-	(470,157)	(53.5)%	470,157	(100)%

Net revenue for consulting	2,153,501	100%	-		2,153,501

Total cost of consulting	2,138,707	99.3%	-		2,138,707
Gross profit for consulting	14,794	0.7%	-		14,794

Total cost of revenue	$4,613,578	85.9%	$3,546,657	84.8%	$1,066,921	30.1%
Gross profit	$757,605	14.1%	$634,257	15.2%	$123,348	19.4%

For our garment manufacturing business, we purchased the majority of our raw materials directly from numerous local fabric and accessories suppliers.

Raw materials cost for our garment manufacturing business was approximately 49.5% of our total garment manufacturing business revenue in the year ended March 31, 2026, as compared with approximately 49.6% in the year ended March 31, 2025. The decrease in percentage was mainly due to a reduction in the costs of the raw materials. This decrease was driven by our shift to purchasing finished garments amid lower order volumes during the year ended March 31, 2026. At smaller scale, direct sourcing is more cost-efficient than in-house manufacturing. Additionally, our small-batch, diversified product mix resulted in lower average unit costs, which reduced the overall ratio.

Labor costs for our garment manufacturing business were approximately 20.0% of our total garment manufacturing business revenue in the year ended March 31, 2026, as compared with 25.5% in the year ended March 31, 2025. We maintained a sustainable level in wages. The decrease in portion of labor cost against revenue was mainly due to the decrease in revenue.

Overhead and other expenses for our garment manufacturing business accounted for approximately 3.0% and 5.8% of our total garment manufacturing business revenue for the years ended March 31, 2026 and 2025, respectively.

For our logistic services business, we outsource some of the business to our subcontractors. Our subcontractors are contract logistic service providers. The Company relied on a few subcontractors, which the subcontracting fees to our largest contractor represented approximately 7.2% and 5.2% of total cost of revenues for our logistics services segment for the years ended March 31, 2026 and 2025, respectively. The increase in subcontracting fees paid to the largest contractor was mainly due to the Company’s increased utilization of subcontractors. We have not experienced any disputes with our subcontractors and we believe we maintain good relationships with our contract logistic service provider.

Fuel, toll and other costs for our logistics business for the year ended March 31, 2026 was approximately $2.2 million, as compared with $1.8 million for the year ended March 31, 2025. Fuel, toll and other costs for our logistics business accounted for approximately 67.9% of our total service revenue for the year ended March 31, 2026, as compared with approximately 59.7% for the year ended March 31, 2025.

Subcontracting fees for our logistics business for the year ended March 31, 2026 increased to approximately $0.3 million from $0.2 million for the year ended March 31, 2025, representing an increase of approximately 72.3%. Subcontracting fees accounted for 9.0% and 5.5% of our total logistics business revenue in the years ended March 31, 2026 and 2025, respectively.

For property management and subleasing business, the cost of revenue was mainly the amortization of operating lease assets for the subleasing business. The cost of revenue for property management and subleasing business for the year ended March 31, 2026 was $Nil as the business segment was disposed of on July 1, 2025. The revenue from this segment has been reclassified as discontinued operations. As compared, the revenue was $1.3 million, approximately 153.5% of total property management and subleasing business revenue for the year ended March 31, 2025.

For consulting service business, the cost of revenue was mainly attributable to referral fees, channel service fees and other service fulfillment costs paid or payable to third-party referral partners and cooperating service providers. The cost of revenue for consulting service for the year ended March 31, 2026 was $2.1 million, representing approximately 99.3% of total consulting service revenue.

Gross profit

Gross profit of garment manufacturing business for the year ended March 31, 2026 was approximately $11,260, as compared with approximately $53,879 for the year ended March 31, 2025. Gross profit ratio was approximately 27.5% of revenue of the segment, as compared with approximately 19.0% for the year ended March 31, 2025.

Gross profit of our logistics services business for the year ended March 31, 2026 was approximately $0.7 million and gross profit ratio was approximately 23.0%. Gross profit of the segment for the year ended March 31, 2025 was approximately $1.1 million and gross profit ratio was approximately 34.8%. The decrease in gross profit ratio was mainly due to a combination of cost and market factors: significantly higher toll expenses; and a competitive “low-margin, high-volume” pricing strategy adopted to maintain market share amid intense economic competition, despite year-over-year revenue growth in the 2026 period.

Gross profit of our consulting service business for the year ended March 31, 2026 was $14,794, and gross profit ratio was approximately 0.7%. Cost of revenue for consulting service represented approximately 99.3% of consulting service revenue for the year ended March 31, 2026. The relatively low gross profit ratio was primarily due to referral fees, channel service fees and other service fulfillment costs paid or payable to third-party referral partners and cooperating service providers in connection with the Company’s consulting service arrangements during the initial stage of operation of the consulting service business.

Gross profit of our property management and subleasing business for the year ended March 31, 2026 was reclassified to discontinued operations as it was disposed of on July 1, 2025. Gross loss in our property management and subleasing business for the year ended March 31, 2025 was $0.5 million, or (53.5)% of our total property management and subleasing business revenue.

	2026		2025		Changes in 2026 compared to 2025
	(In U.S. dollars, except for percentages)
Gross profit	$757,605	100%	$634,257	100%	123,348	19.4%
Operating expenses:
Selling expenses	(24,433)	(3.2)%	(393,226)	(62.0)%	368,793	(93.8)%
General and administrative expenses	(2,262,392)	(298.6)%	(2,058,001)	(324.5)%	(204,391)	9.9%
Total	$(2,286,825)	(301.8)%	$(2,451,227)	(386.5)%	164,402	(6.7)%
Loss from operations	$(1,529,220)	(201.8)%	$(1,816,970)	(286.5)%	287,750	(15.8)%

Selling, General and administrative expenses

Our selling expenses were mainly incurred for our garments manufacturing business. It was $23,729 for garments manufacturing business for the year ended March 31, 2026. It was approximately $264,270 for property management and subleasing business and $128,956 for garments manufacturing business for the year ended March 31, 2025. Selling expenses consist primarily of local transportation, unloading charges and product inspection charges.

Our general and administrative expenses in our garment manufacturing segment for the years ended March 31, 2026 and 2025 were approximately $35,991 and $25,638, respectively. Our general and administrative expenses in our logistics services segment for the year ended March 31, 2026 and 2025 was approximately $695,013 and $800,820, respectively. The general and administrative expenses in our consulting business were approximately $81,228 and $Nil for the years ended March 31, 2026 and 2025. Our general and administrative expenses in our corporate office for the years ended March 31, 2026 and 2025 were approximately $1,449,880 and $1,011,522, respectively. General and administrative expenses consist primarily of administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Total general and administrative expenses for the year ended March 31, 2026 increased approximately 9.9% to approximately $2.26 million from approximately $2.06 million for the year ended March 31, 2025.

Loss from operations

Loss from operations for the years ended March 31, 2026 and 2025 was approximately $1.5 million and $1.8 million, respectively. Loss from operations of approximately $48,459 and $100,715 was attributed from our garment manufacturing segment for the years ended March 31, 2026 and 2025, respectively. Income from operations of approximately $35,833 and $249,160 was attributed from our logistics services segment for the years ended March 31, 2065 and 2025, respectively. Loss from operations of $66,434 was attributed from our consulting business for the years ended March 31, 2026. Loss from operations from our corporate office for the years ended March 31, 2026 and 2026 was $1,449,880 and $1,010,967, respectively.

Income Tax Expenses

Income tax expense for the years ended March 31, 2026 and 2025 was $4,106 and $4,649, respectively. The Company operates in the PRC and files tax returns in the PRC jurisdictions.

YICG was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2026 and 2025.

WFOE and YX were incorporated in the PRC and are subject to the PRC Enterprise Income Tax (EIT) rate is 25%. No provision for income taxes in the PRC has been made as WFOE and YX had no taxable income for the years ended March 31, 2026 and 2025.

PRC operating companies are governed by the Income Tax Laws of the PRC and subject to progressive EIT rate from 5% to 15% in year ended March 31, 2026. The preferential tax rates will be expired at the end of year 2026. Income taxes of the PRC companies were $4,106 and $4,649 for the year ended March 31, 2026 and 2025, respectively.

The Company’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2026 and 2025.

Net Loss

We incurred a net loss of approximately $4.0 million and a net loss of approximately $5.1 million for the years ended March 31, 2026 and 2025, respectively. Our basic and diluted loss per share were $5.55 and $12.75 for the year ended March 31, 2026 and 2025, respectively.

Summary of cash flows

Summary cash flows information for the years ended March 31, 2025 and 2024 is as follows:

	2026	2025
	(In U.S. dollars)
Net cash (used in) provided by operating activities	$(603,603)	$816,001
Net cash (used in) provided by investing activities	$(296,852)	$(205,811)
Net cash provided by (used in) financing activities	$1,154,255	$(1,102,141)

Net cash provided by operating activities in the year ended March 31, 2026 decreased by approximately $1.4 million compared with that of the year ended March 31, 2025. It was mainly because the net loss adjusted to cash used in operating activities of fiscal year ended March 31, 2026 was approximately $0.2 million less than the amount of the fiscal year ended March 31, 2025. The movement of operating assets and liabilities of the year ended March 31, 2026 resulted in cash outflow of approximately $0.4 million compared to cash inflow of approximately $0.8 million in the movement of operating assets and liabilities for the year ended March 31, 2025. We aim to improve our operating cash flow by closely monitoring the timely collection of accounts and other receivables. We generally do not hold any significant inventory for more than ninety days, as we typically manufacture upon customers’ order.

Net cash used in investing activities increased by approximately $0.1 million for the year ended March 31, 2026, compared to the year ended March 31, 2025. The increase was mainly due to the net effect of the disposals of AOT and HX, including cash deconsolidated upon the disposals, partially offset by the reduction of investing cash outflows from the disposed subsidiaries after the disposal dates and cash acquired from KMFG upon acquisition.

Net cash provided by financing activities increased by approximately $2.2 million for the year ended March 31, 2026 compared to the year ended March 31, 2025. In the year ended March 31 2026, the Company paid $1.2 million net cash advance to related parties, paid $0.4 million for redemption of convertible debt, and received cash of $2.7 million from released restricted cash. In the year ended March 31 2025, the Company received the proceeds of $0.6 million from issuance of Common Stock, payment of $0.5 million for redemption of convertible debt, net cash advance of $1.4 million to related parties and net cash from bank loans of $0.2 million.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, we had cash on hand of approximately $0.6 million and restricted cash of approximately $0.01 million, total current assets of approximately $23.0 million and current liabilities of approximately $3.0 million. We presently finance our operations primarily through cash flows from revenue, existing cash resources, capital contributions or financial support from our chief executive officer, Mr. Hong Zhida, and, if necessary, potential future financing activities, including equity financing, debt financing, private placements or other financing arrangements. There can be no assurance that additional financing will be available to us on commercially acceptable terms, or at all.

Foreign Currency Translation Risk

Our operations are located in mainland China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”). All of our sales are in RMB. In last year, RMB depreciated against the U.S. dollar. As of March 31, 2026, the market foreign exchange rate had increased to RMB6.91 to one U.S. dollar. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the years ended March 31, 2026 and 2025 was $(171,577) and $48,134, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2026 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ADDENTAX GROUP CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Addentax Group Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Addentax Group Corp. and its subsidiaries (collectively referred to as the “Company”) as of March 31, 2026, and the related consolidated statement of loss and comprehensive income (loss), changes in equity, and cash flow for the year ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the result of its operations and its cash flow for year then ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2(b) to the financial statements, the Company has incurred a net loss of approximately $4.47 million during the period, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2(b) in the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Acquisition of Keemo Fashion Group Limited – Recognition and Impairment Assessment of Goodwill

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company completed the acquisition of a controlling interest in Keemo Fashion Group Limited (“KMFG”) on March 30, 2026 and recognized goodwill of approximately $5.68 million. The acquisition was accounted for under ASC 805, Business Combinations.

Auditing the acquisition accounting involved especially challenging and subjective auditor judgment due to the complexity of applying ASC 805, including evaluating the assets acquired, liabilities assumed, purchase consideration transferred, noncontrolling interest and the resulting goodwill recognized. The determination of the preliminary acquisition accounting required management to evaluate the net assets acquired and the allocation of the purchase consideration. In addition, evaluating management’s goodwill impairment assessment required significant auditor judgment due to the estimation uncertainty in determining the recoverable amount of the reporting unit.

How we Addressed the Matter in Our Audit

Our principal audit procedures included, among others:

●	Evaluating the acquisition agreement and other relevant supporting documentation to assess the acquisition date and the accounting treatment under ASC 805;

●	Assessing management’s determination that the transaction should be accounted for as a business combination under ASC 805;

●	Testing the completeness and accuracy of the identifiable assets acquired, liabilities assumed and purchase consideration transferred, and evaluating management’s preliminary purchase price allocation and the resulting goodwill recognized;

●	Assessing the reasonableness of the significant assumptions used by management in determining the recoverable amount of the reporting unit and testing the mathematical accuracy of the valuation model supporting management’s goodwill impairment assessment;

●	Tested the acquisition-date consolidation entries, including the recognition of non-controlling interest and elimination adjustments; and

●	Evaluating the adequacy of the related disclosures in Note 5 to the consolidated financial statements.

We determined that there were no other critical audit matters

/s/ HML PLT
Chartered Accountants

We have served as the Company’s auditor since 2026

Kuala Lumpur, Malaysia
June 29, 2026

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2026	March 31, 2025
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$574,267	$324,953
Restricted cash	10,756	2,750,000
Accounts receivables	773,792	929,817
Debt securities held-to-maturity	12,000,000	17,500,000
Inventories	180,977	166,874
Prepayments, Deposits and Other receivables	3,502,833	3,638,347
Advances to suppliers	246,908	198,494
Amount due from related party	5,618,872	4,283,129
Total current assets	22,908,405	29,791,614

NON-CURRENT ASSETS
Plant and equipment, net	340,840	387,997
Goodwill	5,988,194	-
Operating lease right of use asset	-	18,722,277
Long-term prepayment	14,658	265,449
Total non-current assets	6,343,692	19,375,723
TOTAL ASSETS	$29,252,097	$49,167,337

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$671,824	$640,878
Accounts payable	734,480	53,199
Related party borrowings	1,081,480	161,594
Advances from customers	110,642	332,492
Accrued expenses and other payables	421,115	1,858,198
Lease liabilities, current portion	-	905,958
Deferred Revenue	45,255	-
Total current liabilities	3,064,796	3,952,319

NON-CURRENT LIABILITIES
Convertible debts	-	2,900,160
Derivative liabilities	4,501,062	2,772,350
Lease liability, net of current portion	-	17,810,700
Total non-current liabilities	4,501,062	23,483,210
TOTAL LIABILITIES	7,565,858	27,435,529

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 781,256 and 402,918 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively (1)	$781	$403
Additional paid-in capital	39,959,837	35,246,622
Statutory reserve	37,422	37,422
Accumulated deficits	(18,132,849)	(13,663,790)
Accumulated other comprehensive income	(60,426)	111,151
Total equity attributable to equity holders of ADDENTAX GROUP CORP.	21,804,765	21,731,808
Non-controlling interests	(118,526)	-
Total equity	21,686,239	21,731,808
TOTAL LIABILITIES AND EQUITY	$29,252,097	$49,167,337

(1)	Prior period results have been adjusted to reflect the 1 to 15 reverse stock split effected in the form of a stock combination in March 30, 2026. See Note 3(o), Reverse Stock Split, for details.

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	2026	2025
REVENUES	$5,371,183	$4,180,914

COST OF REVENUES	(4,613,578)	(3,546,657)

GROSS PROFIT	$757,605	$634,257

OPERATING EXPENSES
Selling and marketing	(24,433)	(393,226)
General and administrative	(2,262,392)	(2,058,001)
Total operating expenses	$(2,286,825)	$(2,451,227)

LOSS FROM OPERATIONS	(1,529,220)	(1,816,970)

Change in fair value of warrants and embedded conversion feature	(3,309,419)	(2,339,448)
Interest income	1,157	1,321
Interest expenses	(614,799)	(1,146,843)
Other income (expenses), net	519,367	212,391

LOSS BEFORE INCOME TAX EXPENSE	$(4,932,914)	$(5,089,549)

Income tax expense	(4,106)	(4,649)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(4,937,020)	(5,094,198)
Income on discontinued operations	467,855	-
NET LOSS	$(4,469,165)	$(5,094,198)

ATTRIBUTABLE TO:
Equity holders of the Company	(4,469,059)	(5,094,198)
Non-controlling interests	(106)	-
	$(4,469,165)	$(5,094,198)

LOSS PER SHARE
Loss per share from continuing operations – Basic and diluted (1)	$(6.92)	$(12.75)
Earning per share from discontinued operations – basic and diluted (1)	0.66	-
	$(6.27)	$(12.75)

Weighted average number of shares outstanding – Basic and diluted (1)	713,142	399,543

(1)	Prior period results have been adjusted to reflect the 1 to 15 reverse stock split effected in the form of a stock combination in March 30, 2026. See Note 3(o), Reverse Stock Split, for details.

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

NET LOSS	(4,469,165)	(5,094,198)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation (loss) gain	(171,577)	48,134
TOTAL COMPREHENSIVE LOSS	$(4,640,742)	$(5,046,064)

ATTRIBUTABLE TO:
Equity holders of the Company	(4,640,636)	(5,046,064)
Non-controlling interests	(106)	-
	$(4,640,742)	$(5,046,064)

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Additional	Retained earnings				Accumulated other			Non-	Total
	Shares	Amount	paid-in capital	Unrestricted		Statutory reserve		comprehensive loss	Sub- total		controlling Interests	Equity (Deficit)
BALANCE AT MARCH 31, 2024 (1)	358,918	359	34,515,894		(8,569,190)		37,020	63,017		26,047,100	-	26,047,100

Issuance of new shares	44,000	44	646,756		-		-	-		646,800	-	646,800
Additional paid-in capital from conversion of convertible debts	-	-	83,972		-		-	-		83,972	-	83,972
Appropriation of Statutory reserve	-	-	-		(402)		402	-		-	-	-
Foreign currency translation	-	-	-		-		-	48,134		48,134	-	48,134
Net income for the year	-	-	-		(5,094,198)		-	-		(5,094,198)	-	(5,094,198)
BALANCE AT MARCH 31, 2025 (1)	402,918	$403	$35,246,622		$(13,663,790)		$37,422	$111,151		$21,731,808	$-	$21,731,808

Issuance of new shares	378,105	378	69,623		-		-	-		70,001	-	70,001
Reverse stock split				-		-		-	-		-	-
New shares for round up of fragmental shares	233	0	0				-	-		-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	4,643,592		-		-	-		4,643,592	-	4,643,592
Noncontrolling interest through acquisition of KEEMO										-	(118,420)	(118,420)
Foreign currency translation	-	-	-		-		-	(171,577)		(171,577)	-	(171,577)
Net income for the year	-	-	-		(4,469,059)		-	-		(4,469,059)	(106)	(4,469,165)
BALANCE AT MARCH 31, 2026	781,256	$781	$39,959,837		$(18,132,849)		$37,422	$(60,426)		21,804,765	(118,526)	$21,686,239

(1)	Prior period results have been adjusted to reflect the 1 to 15 reverse stock split effected in the form of a stock combination in March 30, 2026. See Note 3(o), Reverse Stock Split, for details.

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,469,165)	$(5,094,198)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	557,860	1,671,157
Amortization of debt discount	572,449	1,092,871
Stock-Based Compensation Expense	70,001	-
Investment income	(364,583)	(330,000)
Fair value (gain) or loss	3,309,430	2,339,448
(Gain)/Loss on debts extinguishment	(8,979)	(62,200)
(Gain)/Loss from sale of property and equipment	(23,586)	73,236
Loss on disposal of subsidiary	12,358	334,135
Changes in operating assets and liabilities:
Accounts receivable	118,248	767,233
Inventories	(14,103)	(112,228)
Advances to suppliers	(79,884)	72,234
Other receivables	(568,705)	1,129,468
Accounts payables	695,799	(306,289)
Accrued expenses and other payables	(559,246)	(888,791)
Advances from customers	148,503	129,925
Net cash (used in) provided by operating activities	$(603,603)	$816,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(180,894)	(197,592)
Cash acquired from subsidiary	15,667	-
Proceeds from sale of property and equipment and intangible assets	23,938	-
Cash decreased in disposal of subsidiaries	(155,563)	(8,219)
Net cash used in by investing activities	$(296,852)	$(205,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	845,654	169,158
Repayment of related party borrowings	(431,827)	(301,522)
Cash advance to related parties	(4,089,025)	(3,817,099)
Repayment from related parties	2,481,500	2,568,167
Proceeds from bank borrowings	513,533	1,016,440
Repayment of bank borrowings	(514,824)	(797,795)
Release of restricted cash	2,739,244	-
Payment for redemption of convertible debts	(390,000)	(586,290)
Proceeds from issuance of common stocks	-	646,800
Net cash provided by (used in) financing activities	$1,154,255	$(1,102,141)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253,800	(491,951)
Effect of exchange rate changes on cash and cash equivalents	(4,486)	718
Cash and cash equivalents, beginning of year	324,953	816,186
CASH AND CASH EQUIVALENTS, END OF YEAR	$574,267	$324,953

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	41,017	52,617
Cash paid during the year for income tax	4,106	4,649

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

1. ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (the “Company”), through its subsidiaries, is engaged in garment manufacturing, logistics services and consulting service. The Company conducts its garment manufacturing and logistics services businesses primarily through its PRC operating subsidiaries and conducts its consulting service through Yingxi Industrial Chain Investment Co., Ltd., or Yingxi HK, its Hong Kong subsidiary. During the fiscal year ended March 31, 2026, the Company disposed of its property management and subleasing business, and the results of such business have been classified as discontinued operations. See Note 4, Disposition of Subsidiaries and Discontinued Operations, for details.

As of March 31, 2026, the Company’s principal subsidiaries consisted of the following entities:

Name of entity	Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group in 2026	% of effective ownership interest held by the Group in 2025
Yingxi Industrial Chain Group Co., Ltd. (“Yingxi Seychelles”)	Republic of Seychelles	Investment holding	Addentax Group Corp.	100%	100%
Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”)	Hong Kong SAR	Investment holding	Yingxi Industrial Chain Group Co., Ltd.	100%	100%
Yingxi Textile & Garments Co., Ltd. (“WFOE”) (f/k/a Qianhai Yingxi Textile & Garments Co., Ltd.)	P. R. China	Investment holding	Yingxi Industrial Chain Investment Co., Ltd.	100%	100%
Shenzhen Yingxi Industrial Chain Services Co., Ltd. (“YX”) (f/k/a Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.)	P. R. China	Investment holding & Garment Manufacturing	Yingxi Textile & Garments Co., Ltd. (f/k/a Qianhai Yingxi Textile & Garments Co., Ltd.)	100%	100%
Dongguan Heng Sheng Wei Garments Co., Ltd. (“HSW”)	P. R. China	Garment Manufacturing	Shenzhen Yingxi Industrial Chain Services Co., Ltd. (f/k/a Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.)	100%	100%
Dongguan Yushang Clothing Co., Ltd. (“YS”)	P. R. China	Garment Manufacturing	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Xin Kuai Jie Transportation Co., Ltd. (“XKJ”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Peng Fa Logistic Co., Ltd. (“PF”)	P. R. China	Logistics Services	Shenzhen Qianhai Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Keemo Fashion Group Limited (“KMFG”)	Nevada, the United States	Investment holding & Acquired operations	Addentax Group Corp.	62.18%	Nil%

KMFG was acquired near the end of the fiscal year ended March 31, 2026. As of March 31, 2026, KMFG’s revenue contribution was not significant, and management does not currently present KMFG as a separate business line or reportable segment.

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

The Company has a history of net losses. The Company incurred net losses of $4,469,165 and $5,094,198 for the years ended March 31, 2026 and 2025, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon management’s ability to successfully implement its business plans, improve operating results, manage operating costs, collect accounts receivable, and obtain additional financing when necessary. Management’s plans include, among other things, continuing to develop the Company’s garment manufacturing, logistics services and consulting service businesses, improving operating efficiency, controlling general and administrative expenses, and seeking additional financing through public or private equity or debt financing if required.

There can be no assurance that the Company will be successful in achieving these plans or that additional financing will be available on acceptable terms, or at all. The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(b) Principles of Consolidation

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

(c) Business Combinations and Goodwill

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. The Company first evaluates whether an acquired set of activities and assets constitutes a business, including whether the acquired set includes inputs and substantive processes that together significantly contribute to the ability to create outputs. The Company also considers whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, as applicable.

For acquisitions that are accounted for as business combinations, the Company recognizes, separately from goodwill, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their estimated acquisition-date fair values. The purchase consideration transferred is measured at fair value as of the acquisition date. The excess of the purchase consideration transferred and the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired and liabilities assumed is recorded as goodwill. If the fair value of the identifiable net assets acquired exceeds the purchase consideration transferred and the fair value of any noncontrolling interest, the Company recognizes a bargain purchase gain after reassessing whether all assets acquired and liabilities assumed have been properly identified and measured.

Acquisition-related costs, including legal, accounting, valuation and other professional fees, are expensed as incurred and included in general and administrative expenses. When the initial accounting for a business combination is incomplete by the end of the reporting period in which the acquisition occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. During the measurement period, which shall not exceed one year from the acquisition date, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts recognized as of that date.

Goodwill represents the excess of the purchase consideration transferred and the fair value of any noncontrolling interest over the estimated fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company evaluates goodwill for impairment at the reporting unit level. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the carrying amount exceeds fair value, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value, limited to the carrying amount of goodwill allocated to that reporting unit.

(d) Fair Value Measurement

ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

The Company has derivative liabilities, embedded conversion feature and warrants that are not traded in an active market with readily observable quoted prices, and therefore the Company used significant unobservable inputs (Level 3) to measure the fair value of these options and derivative liabilities at inception and at each subsequent balance sheet date. The change in fair value is recognized in the consolidated statement of operations and comprehensive loss during the year ended March 31, 2026.

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

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2026 and 2025.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(f) Accounts Receivable, net

Accounts receivable, net are stated at the historical carrying amount net of allowance for doubtful accounts.

Accounts receivable are classified as financial assets subsequently measured at amortized cost. Accounts receivable are recognized when the Company becomes a party to the contractual provisions of the receivables. They are measured, at initial recognition, at fair value plus transaction costs, if any and are subsequently measured at amortized cost. The amortized cost is the amount recognized on the receivable initially, minus principal repayments, plus cumulative amortization (interest) using the effective interest method of any difference between the initial amount and the maturity amount, adjusted for any loss allowance.

A loss allowance for expected credit losses is recognized on account receivables and is updated at each reporting date. The Company determines the expected credit losses provisions based on ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASC 326’’) using a modified retrospective approach which did not have a material impact on the opening balance of accumulated deficit. To determine expected credit losses on accounts receivable, the Company will consider the historic credit loss experience, adjusted for factors that are specific to the debtors, general economic conditions, and an assessment of both the current and forecasted direction of conditions at the reporting date, including the time value of money, where appropriate.

The loss allowance is calculated on a collective basis for all trade and other receivables in totality. An impairment gain or loss is recognized in profit or loss with a corresponding adjustment to the carrying amount of account receivables, through use of a loss allowance account. The impairment loss is included in operating expenses as a movement in credit loss allowance. Allowance for doubtful accounts was $51,629   and 49,457 for the years ended March 31, 2026 and 2025.

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

There is no change in the accounting policies for the year ended March 31, 2026.

(g) Inventories

Manufacturing segment inventories consist of raw materials, work in progress and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No inventory write-downs were recognized during the years ended March 31, 2026 and 2025.

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

(i) Accounting for the Impairment of Long-Lived Assets

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

There was no impairment of long-lived assets as of March 31, 2026 and 2025.

(j) Revenue Recognition

Revenue from continuing operations is generated primarily from garment manufacturing, logistics services and consulting services. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company applies the following five-step model to recognize revenue from contracts with customers: (i) identification of the contract with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, the Company satisfies the performance obligations.

The following table summarizes the Company’s major revenue streams for the years ended March 31, 2026 and 2025:

Type of Revenue	Amount for the year ended March 31, 2026		Amount for the year ended March 31, 2025		Principal/Agent Assessment	Timing of Revenue Recognition
Garment Manufacturing Business		$40,911		$283,042	Principal	Point in time
Logistics Service		$3,176,711		$3,018,325	Principal	Point in time
Consulting Services		$2,153,501	$	Nil	Agent	Point in time
Property Management Business	$	Nil/ Discontinued operation		$879,547	Principal	Overtime
Total		$5,371,183		$4,180,914

For the garment manufacturing business, revenue is generated primarily from the sale of garments and related products to customers based on purchase orders or sales contracts. The Company generally recognizes revenue at a point in time when control of the products is transferred to the customer, which typically occurs upon delivery of the products to the customer or other delivery point specified in the relevant customer arrangement. At that time, the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the products. Revenue is measured based on the transaction price specified in the customer contract or purchase order, net of applicable discounts, returns, allowances or other variable consideration, if any. The Company did not have any material discounts, returns, allowances or other variable consideration related to garment manufacturing revenue during the year ended March 31, 2026.

For the logistics services business, revenue is generated primarily from the provision of delivery, transportation and related logistics services. The Company generally recognizes revenue at a point in time when the related logistics service has been completed in accordance with the customer arrangement. The Company’s performance obligation is typically satisfied when the goods have been delivered to the agreed destination or when the relevant delivery or logistics service has otherwise been completed and accepted by the customer. Revenue is measured based on the agreed service fee specified in the customer contract, delivery order, settlement statement or other relevant arrangement. The Company did not have any material rebates, credits or other variable consideration related to logistics services revenue during the year ended March 31, 2026.

For the consulting services business, revenue is generated through Yingxi HK, the Company’s Hong Kong subsidiary. The consulting services primarily includes customer consultation, appointment coordination, referral and liaison with third-party insurance brokers or other service providers, and related administrative support. The Company generally recognizes revenue when the agreed consulting, referral, coordination or administrative support services have been completed and the Company’s right to consideration has been established. If the consideration is contingent upon the successful completion or effectiveness of a customer arrangement with a third-party service provider, the Company recognizes revenue only when the contingency is resolved and it is probable that a significant reversal of revenue will not occur. The Company did not have any material refunds, clawbacks or other variable consideration related to consulting services revenue during the year ended March 31, 2026.

The Company evaluates whether it acts as a principal or an agent in each consulting services arrangement. To the extent the Company acts as an agent and does not control the underlying insurance products or other third-party services before they are provided to customers, the Company recognizes revenue on a net basis for the consulting, referral or coordination fee to which it expects to be entitled, and does not recognize the gross amount of insurance premiums or other amounts charged by third-party service providers.

The Company’s property management and subleasing business was disposed of during the fiscal year ended March 31, 2026 and has been classified as discontinued operations. Accordingly, the revenue recognition policies described above relate to the Company’s continuing operations.

The Company’s contracts generally do not include a significant financing component, as the period between the transfer of the promised goods or services and payment is generally one year or less. Accounts receivable are recorded when the Company has an unconditional right to consideration. Amounts received from customers before the Company satisfies its performance obligations are recorded as contract liabilities or deferred revenue and are recognized as revenue when the related performance obligations are satisfied.

Contract Balances and Variable Consideration

Contract liabilities primarily consist of deferred revenue related to payments or consideration received before the Company satisfies its performance obligations. Deferred revenue is recognized as revenue when the related performance obligations are satisfied.

As of March 31, 2026 and 2025, the Company’s contract liabilities, presented as deferred revenue, were approximately $45,255 and $0, respectively. Revenue recognized during the year ended March 31, 2026 from amounts included in contract liabilities at the beginning of the fiscal year was $0.

The deferred revenue balance as of March 31, 2026 was primarily related to the digital publishing business acquired through KMFG near the end of the fiscal year. The Company did not have material refund, rebate, discount, credit or other variable consideration arrangements during the year ended March 31, 2026. The Company also did not identify any other material contract asset, contract liability or variable consideration disclosure required under ASC Topic 606.

(k) Earnings Per Share

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

(l) Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to be in effect in the periods in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income or loss in the period that includes the enactment date.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In evaluating the realizability of deferred tax assets, management considers all available evidence, including historical operating results, expected future taxable income, tax planning strategies and the nature of temporary differences. Due to the Company’s history of losses and the uncertainty of generating sufficient future taxable income, the Company has recorded a valuation allowance against deferred tax assets to the extent management determined that realization of such deferred tax assets was not more likely than not.

The Company and its subsidiaries are subject to income taxes in the jurisdictions in which they are incorporated or conduct business, including the United States, the PRC and Hong Kong. The Company’s PRC subsidiaries are generally subject to PRC Enterprise Income Tax at the statutory rate of 25%, unless preferential tax rates or other tax incentives are available and applicable. Yingxi HK is incorporated in Hong Kong and is subject to Hong Kong profits tax. The standard Hong Kong profits tax rate for corporations is 16.5%, subject to the applicable two-tiered profits tax rates regime where applicable. The Company’s parent entity, Addentax Group Corp., and KMFG are U.S. entities and are subject to U.S. federal income tax at the applicable federal corporate income tax rate.

The Company evaluates uncertain tax positions in accordance with ASC 740. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense. The Company did not have any material unrecognized tax benefits, accrued interest or penalties related to uncertain tax positions for the years ended March 31, 2026 and 2025. The Company does not expect that its unrecognized tax positions will materially change within the next 12 months.

No provision for U.S. federal income taxes has been made for the years ended March 31, 2026 and 2025 because the relevant U.S. entities did not generate taxable income during the respective periods. No provision for Hong Kong profits tax has been made for the years ended March 31, 2026 and 2025 because Yingxi HK did not generate taxable income during the respective periods. Income tax expense recognized for the years ended March 31, 2026 and 2025 was primarily attributable to the Company’s PRC subsidiaries.

(m) Leases

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

(n) Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

(o) Reverse Stock Split

On March 30, 2026, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-fifteen. As a result of the reverse stock split, every fifteen shares of common stock outstanding immediately prior to the effective time were reclassified and combined into one share of common stock, without any change in the par value of $0.001 per share or the total number of authorized shares. No fractional shares were issued in connection with the reverse stock split, and stockholders who would otherwise have been entitled to receive a fractional share received one whole share of common stock in lieu of such fractional share.

All share counts, weighted-average shares outstanding, basic and diluted net loss per share, share-based awards, warrants and convertible preferred stock conversion amounts for all periods presented in these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split to maintain period-to-period comparability. Total stockholders’ equity was not affected by the reverse stock split.

(p) Recently issued and adopted accounting pronouncements

The Company reviews new accounting standards as issued by the Financial Accounting Standards Board, or FASB, and evaluates the potential impact of such standards on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and other segment items and applies to all public entities, including entities with a single reportable segment. The Company adopted ASU 2023-07 for the fiscal year ended March 31, 2026. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but resulted in enhanced segment-related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures, including additional disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the fiscal year ended March 31, 2026. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but resulted in enhanced income tax-related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide additional disclosures about certain categories of expenses included in relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management has not identified any other recently issued accounting standards that are expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

4. DISPOSITION OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Disposition of AOT

The Company disposed of its subsidiary Dongguan Aotesi Garments Co., Ltd., (“AOT”) a PRC company, a manufacturing company in the garment manufacturing segment, in May 2025 to the local management of AOT. After the disposition, AOT became a third party to the Company. The Company does not conduct any business with AOT. The Company carries on the garment manufacturing segment business through other subsidiaries. The disposition of AOT did not qualify as discontinued operations.

Financial position of AOT at disposal date and gain or loss on disposal:

Garment Manufacturing Segment

Financial position of AOT	May 6, 2025, date of disposal
Current assets	$71,373
Noncurrent assets	-
Current liabilities	(45,194)
Net assets	$26,179

The consideration was $13,829, resulting in a loss of $12,137 recognized on the disposal. The difference between AOT’s net assets of $26,179 and the consideration received was $12,350, which was reduced by the related foreign currency translation difference of $213.

Disposition of HX

The Company disposed of its subsidiary Dongguan Hongxiang Commercial Co., Ltd., (“HX”) a PRC company, a company engaged in property management and subleasing business, on July 1, 2025 to the local management of HX. After the disposition, HX became a third party to the Company. The Company does not conduct any business with HX. The Company no longer carries on the property management and subleasing business through HX or any other subsidiary. The disposition of HX qualified as discontinued operations.

Financial position of HX at disposal date and gain on disposal:

Property management Segment

Financial position of HX	July 1, 2025, date of disposal
Current assets	$1,227,389
Noncurrent assets	354,622
Current liabilities	(1,588,983)
Net liabilities	$(6,972)

The consideration was $13,829, resulting in a gain of $20,801 recognized on the disposal.

Disposition of YBY

The Company disposed of its subsidiary Shantou Yi Bai Yi Garment Co., Ltd, a PRC Company (“YBY”), a manufacturing company in garment manufacturing segment at end of August 2024 to the local management of YBY. After disposition, YBY became third party to the Company. The Company does not conduct any businesses with YBY. The Company carries on the garment manufacturing segment business through other subsidiaries. The disposition of YBY did not qualify as discontinued operations.

Financial position of the entities at disposal date and gain or loss on disposal:

Garment Manufacturing Segment

Financial position of YBY	August 31, 2024, date of disposal
Current assets	$1,165,329
Noncurrent assets	134
Current liabilities	(863,205)
Net assets	$302,258

The consideration was Nil, with the reversal of related foreign currency translation reserve brought forward, resulting in a loss of $334,135 recognized on the disposal. The difference between YBY’s net assets of $302,258 and the consideration received was $302,258, which was increased by the related foreign currency translation difference of $31,877.

5.	BUSINESS COMBINATION

On March 30, 2026, the Company completed the acquisition of 34,200,000 Shares of KMFG, a Nevada-incorporated company headquartered in Shenzhen, People’s Republic of China. KMFG operates two core business segments: (i) an apparel and garment trading business focused on the wholesale distribution of men’s and women’s apparel to distributors primarily in China, sourcing directly from manufacturers without maintaining its own production facilities; and (ii) a digital publishing business conducted through its wholly owned subsidiary, GW Reader Sdn. Bhd. in Malaysia, which operates a mobile-based online fiction platform utilizing a pay-per-chapter microtransaction model for global readers. The aggregate purchase price for the acquisition was approximately $5.5 million, which was satisfied through the transfer of a portion of an existing bond held by the Company. In connection with the consummation of the acquisition, the Company transferred a portion of such bond at closing, in the principal amount of approximately $5.5 million, to the Seller (or its designated counterparty) as consideration for the Shares. Following the completion of the acquisition, the Company holds approximately 62.18% of the voting rights of the issued and outstanding shares of Keemo Fashion, on a fully diluted basis, and Keemo Fashion has become a controlled subsidiary of the Company.

The Company recognized goodwill of $5,694,696 on this acquisition. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The results of KMFG’s operations have been included in the consolidated financial statements since its acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition. This table represents the initial accounting for the acquisition. These provisional amounts may be adjusted in the measurement period (that will not exceed one year from the acquisition):

As of March 30, 2026

Cash in bank	$15,657
Trade receivable	39
Other receivables	5,132
Goodwill	293,499
Accrued liabilities, other payables and deposits received	(27,949)
Deferred Revenue	(45,017)
Amount due to related parties	(554,478)
Noncontrolling interest	118,421
Net book value at acquisition date	(194,696)
Goodwill at acquisition	5,694,696
Purchase consideration	$5,500,000

Unaudited Pro Forma Condensed Combined Statement of Operations

The following unaudited pro forma condensed combined statement of operations presents the results of operations of the Company for the year ended March 31, 2026 as if the acquisition of KMFG had occurred on April 1, 2025, the beginning of the fiscal year. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results of operations that would have occurred had the acquisition been completed on April 1, 2025, nor are they indicative of future operating results.

The unaudited pro forma condensed combined statement of operations for the fiscal year ended March 31, 2026 give effect to the Acquisition as if it had occurred on April 1, 2025 (the beginning of the fiscal year).

	Historical
	Addentax Group Corp.	Keemo Fashion Group Limited	Pro Forma Adjustments	Pro Forma Combined

REVENUE	$5,371,183	$-	$-	$5,371,183

LOSS FROM OPERATIONS	$(1,529,220)	(67,368)	-	(1,596,308)

NET LOSS	$(4,468,885)	(67,368)	-	(4,536,253)
Less: Net loss attribute to Non-control Interest (37.82%)	-	-	25,479	25,479
Net loss attribute to equity holders of ADDENTAX GROUP CORP.	(4,468,885)	(67,368)	25,479	(4,510,774)

NET LOSS	$(4,468,885)	(67,368)	-	(4,536,253)
FOREIGN CURRENCY TRANSLATION LOSS	(166,913)	(11,261)		(178,174)
TOTAL COMPREHENSIVE LOSS	(4,635,798)	(78,629)		(4,714,427)
Less: Other comprehensive loss attribute to Non-control Interest (37.82%)			4,259	4,259
Total comprehensive loss attribute to equity holders of ADDENTAX GROUP CORP.	(4,635,798)	(78,629)	29,738	(4,710,167)
Total comprehensive loss attribute to Non-control Interest (37.82%)		-	(29,738)	(29,738)

NET LOSS PER SHARE, BASIC AND DILUTED	(6.27)	-	-	(6.36)
Weighted average number of common shares outstanding, basic and diluted	713,142	55,000,000	(55,000,000)	713,142

The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable under the circumstances.

1) Basis of Presentation

The accompanying unaudited pro forma condensed combined statement of operations gives effect to the Company’s acquisition of a 62.18% controlling interest in KMFG (“Target”) (the “Acquisition”). The Acquisition was signed on February 17, 2026 and consummated on March 30, 2026.

The unaudited pro forma condensed combined statement of comprehensive loss is presented to illustrate the effect of the Acquisition as if it had been completed on April 1, 2025.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually occurred had the Acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future consolidated results of operations.

2) Principles of Consolidation and Noncontrolling Interest

The Company consolidates Target in the pro forma statement of operations because the Acquisition results in the Company holding a 62.18% controlling voting interest in Target. Accordingly, the Company reflects 100% of Target’s revenues and expenses in the pro forma combined statement of operations. Net income and total comprehensive income are allocated between the controlling interest and noncontrolling interest based on their respective ownership percentages of 62.18% and 37.82%, respectively.

3) Significant Pro Forma Adjustments

The material pro forma adjustments included in the accompanying unaudited pro forma condensed combined statement of operations are as follows:

(a) To record the total purchase consideration of $5,500,000 transferred to acquire the 62.18% controlling interest in Target, and to record preliminary fair value adjustments to identifiable assets acquired and liabilities assumed, with the excess recorded as goodwill.

(b) To reflect the allocation of net loss and comprehensive loss between the controlling interest and the 37.82% noncontrolling interest.

(c) To eliminate intercompany transactions between the Company and Target.

(d) To recognize income tax effects associated with the pro forma adjustments, based on enacted statutory tax rates.

(e) No pro forma adjustments were made for new or refinanced indebtedness, as no new debt was incurred in connection with the Acquisition.

4) Allocation of Net Income and Comprehensive Income

Consolidated net income reflects the total results of the combined group. Net income attributable to the noncontrolling interest (37.82%) is deducted from consolidated net income to arrive at net income attributable to the Company’s stockholders.

Similarly, total comprehensive income is presented for the consolidated group, and comprehensive income attributable to noncontrolling interest (37.82%) is separately disclosed to derive total comprehensive income attributable to the Company’s stockholders.

5) Limitations of Pro Forma Information

The pro forma financial information does not reflect:

●	any expected operating synergies, cost savings, or revenue enhancements;

●	any one-time transaction, integration, or restructuring costs;

●	any changes in operations, capital expenditures, or other anticipated events.

Accordingly, the pro forma condensed combined financial information is not intended to represent or be indicative of the actual results of operations that would have occurred had the Acquisition been completed on April 1, 2025, nor is it indicative of future operating results.

6.	RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Jinlong Huang	Management of HSW
Yinping Ding	Management of HSW & YS
Wu Rui and Riches Affiliated Parties (1)	Mr. Wu Rui is the Chief Operating Officer of the Company. The Riches Affiliated Parties are affiliated with Mr. Wu Rui and were involved in the Company’s related-party share exchange transaction.
KMFG’s related parties	KMFG’s shareholders, directors and related parties

(1)	For purposes of this section, “Riches Affiliated Parties” refers to Riches FO Holdings Limited, Riches Family Office Limited and Riches Elite Technology (Shenzhen) Co., Ltd. Riches FO Holdings Limited is controlled by Mr. Wu Rui, the Company’s Chief Operating Officer, and was the seller in the Company’s related-party share exchange transaction involving Riches Family Office Limited. Riches Elite Technology (Shenzhen) Co., Ltd. is the operating subsidiary of Riches Family Office Limited.

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

On May 15, 2026, the Company entered into a Share Exchange Agreement with Yingxi Industrial Chain Investment Co., Ltd., Riches Family Office Limited, Riches FO Holdings Limited and Mr. Wu Rui, the Company’s Chief Operating Officer and sole shareholder of Riches FO Holdings Limited.

Pursuant to the agreement, Yingxi HK agreed to acquire 41.67% of the issued and outstanding equity interests of Riches Family Office Limited from Riches FO Holdings Limited in exchange for the issuance by the Company of 33,500 shares of Common Stock to Mr. Wu Rui. The transaction constitutes a related-party transaction and was approved by the Audit Committee and the Board of Directors on May 15, 2026.

The Company had the following related party balances at the end of the years:

Amount due from related party	2026	2025
Hong Zhida (1)	3,626,417	2,856,262
Bihua Yang (2)	1,369,355	1,426,867
Riches affiliated companies	623,100	-
	$5,618,872	$4,283,129

Related party borrowings	2026	2025
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$101,322	$39,174
Jinlong Huang	118,734	122,420
Riches’ affiliated companies	306,946	-
Keemo’s related parties	554,478	-
	$1,081,480	$161,594

(1)	The increase of related party from Hong Zhida was short term loan to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The decrease of related party debt from Yang Bihua was mainly due to repayment from Yang Bihua.

The borrowing balances of related parties are unsecured, non-interest bearing and repayable on demand.

7.	RESTRICTED CASH

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

During the year ended March 31, 2026, substantially all of the restricted cash was released following the occurrence of contractual release events, primarily in connection with the conversion and settlement of the Company’s outstanding convertible notes. Accordingly, restricted cash decreased from $2,750,000 as of March 31, 2025 to $10,756 as of March 31, 2026. The release of approximately $2.7 million of restricted cash is presented as a financing cash inflow in the accompanying consolidated statements of cash flows.

8.	DEBT SECURITIES HELD-TO-MATURITY

	March 31, 2026	March 31, 2025

Debt securities held-to-maturity	$12,000,000	$17,500,000

The Company purchased a note issued by a third-party investment company on August 24, 2022 with a principal amount of $17.5 million. The note bears interest at 2.5% per annum and is renewable on an annual basis. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., a company controlled by the Company’s CEO, Mr. Hong Zhida.

As of March 31, 2026 and 2025, accrued coupon interest receivable amounted to $437,500 and $437,500, respectively.

On March 30, 2026, the Company completed the acquisition of 62.18% of the outstanding ordinary shares of Keemo Fashion Group Limited (“Keemo Fashion”) (Note 5). As consideration for the acquisition, the Company transferred a portion of the note with a principal amount of approximately $5.5 million to the seller. Following the transfer, the remaining principal balance of the debt security held by the Company was $12.0 million as of March 31, 2026.

9.	INVENTORIES

Inventories consist of the following as of March 31, 2026 and 2025:

	2026	2025
Raw materials	$11,116	$10,623
Finished goods	169,861	156,251
Total inventories	$180,977	$166,874

10.	ADVANCES TO SUPPLIERS

The Company makes advances to third-party suppliers and service providers in the ordinary course of business. These advances primarily relate to deposits and prepayments made in connection with logistics and transportation services, as well as advances for the procurement of inventory used in the garment trading business. Such advances are made to secure service capacity, facilitate the timely provision of services or delivery of goods, and in certain cases to obtain favorable commercial terms.

The Company evaluates the creditworthiness and financial condition of its suppliers and service providers before making advance payments. If the Company determines that the recoverability of any advance becomes doubtful due to a supplier’s inability to fulfill its contractual obligations or repay the advance, an allowance for expected credit losses is recognized in accordance with the Company’s accounting policy.

11.	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of the following as of March 31, 2026 and 2025:

	2026	2025
Prepayments	52,620	50,590
Deposits	37,492	722,035
Receivable of consideration on disposal of subsidiaries	14,466	-
Coupon receivable of matured debt security (Note a)	437,500	-
Loan to third party (Note b)	2,500,000	2,500,000
Other receivables	460,755	365,722
	$3,502,833	$3,638,347

Note a: The coupon receivable represents accrued interest income arising from the debt security held-to-maturity. The debt security is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., a company controlled by our CEO, Mr. Hong Zhida (Note 8).

Note b: The Company entered into a loan agreement with an independent third party in September 2022. The principal amount of the loan to the borrower is $2.5 million. The loan is interest-free and the maturity date has been extended to August 2026.

12.	PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2026 and 2025:

	2026	2025
Production plant	$65,906	$103,242
Motor vehicles	795,306	734,990
Office equipment	36,197	52,194
Total Cost	897,409	890,426
Less: accumulated depreciation	(556,569)	(502,429)
Plant and equipment, net	$340,840	$387,997

Depreciation expense for the years ended March 31, 2026 and 2025 was $77,728 and $119,187, respectively.

13.	SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $137,729 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of March 31, 2026, the Company has borrowed $136,593 (RMB944,255) (March 31, 2025: $130,051 (RMB944,255)) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,301,914 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. As of March 31, 2026, the Company has borrowed $535,231 (RMB3,700,000) (March 31, 2025: $406,300 (RMB2,950,000)) under this line of credit with annual interest rate of 3.9%. The revolving credit facility was renewed in November 2025 and the new expiration date will be November 25, 2028.

In December 2023, PF entered into a facility agreement with Sichuan Xinwang Bank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $72,329 (RMB500,000) for daily operations with annual interest rate of 6.72%, to be expired on December 26, 2025. The Company has fully repaid this loan facility in September 2025. As of March 31, 2026, the outstanding balance of this loan facility was Nil (March 31, 2025: $25,824 (RMB187,500)).

In March 2024, PF entered into a new facility agreement with WeBank Co., Ltd. and obtained a line of credit, which allows the Company to borrow up to approximately $144,657 (RMB1,000,000) for daily operations, with annual interest rate of 8.244%. The loan facility was expired on March 22, 2026. The Company has fully repaid this loan facility when expired. As of March 31, 2026, the outstanding balance of this loan facility was Nil (March 31, 2025: $78,702 (RMB571,429)).

14.	TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in multiple jurisdictions, including the People’s Republic of China (“PRC”), Hong Kong, Seychelles and the United States, and is subject to the applicable tax laws in those jurisdictions.

Yingxi Seychelles was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK is subject to Hong Kong Profits Tax. Under the two-tiered profits tax regime, the first HK$2 million of assessable profits is taxed at 8.25%, with the remaining assessable profits taxed at 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the years ended March 31, 2026 and 2025.

YX was incorporated in the PRC and is subject to an EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the years ended March 31, 2026 and 2025.

The Company’s PRC operating subsidiaries are subject to the EIT Law of the PRC. The applicable statutory EIT rate is 25%. Income taxes of the PRC subsidiaries were $4,106 and $4,649 for the years ended March 31, 2026 and 2025, respectively.

The Company’s parent entity, Addentax Group Corp., is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the years ended March 31, 2026 and 2025.

The reconciliation of income taxes computed at the applicable PRC statutory enterprise income tax rate to income tax expense is as follows:

	2026	2025
PRC statutory tax rate	25%	25%
Computed expected (expenses) benefits	$(1,233,228)	$(1,189,972)
Temporary differences	944,486	101,036
Permanent differences	227,252	43,506
Changes in valuation allowance	65,596	1,050,079
Reported income tax expenses	$4,106	$4,649

As of March 31, 2026, the accumulated tax losses in China amounting to $1.7 million (2025: $2.5 million) will expire in five years. As of March 31, 2026, the accumulated net operating loss carried forward in the US entity was $14.9 million (2025: $10.5 million).

Deferred tax assets have not been recognized in respect of any potential tax benefit that may be derived from net operating loss carryforwards and temporary differences related to property and equipment due to past negative evidence of previous cumulative net losses and uncertainty upon restructuring. The management will continue to assess at each reporting period to determine the realizability of deferred tax assets.

(b)	Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 13%, which is levied on the invoiced value of sales and is payable by the purchaser. Companies are required to remit the VAT they collect to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales.

For services, the applicable VAT rate is 9% under the applicable VAT category for logistics companies, except for PF Branch, which was entitled to a preferential VAT rate of 3% during the years ended March 31, 2026 and 2025. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

The Company’s consulting service is conducted through Yingxi HK, the Company’s Hong Kong subsidiary. Hong Kong does not impose value-added tax, goods and services tax or sales tax. Accordingly, the consulting service conducted through Yingxi HK is not subject to VAT in Hong Kong.

15.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services;

(c)	Consulting. Providing consulting and advisory services, including insurance consulting and related customer service support.

The property management and subleasing business was disposed of during the year and was not included as a continuing operating segment in the current year segment assessment.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and other”.

Selected information in the segment structure is presented in the following tables:

	Year ended March 31,
Revenues from external customers	2026	2025
Garments manufacturing segment	40,911	283,042
Logistics services segment	3,176,771	3,018,325
Consulting	2,153,501	-
Others	-	-
Property management and subleasing	-	879,547
Total of reportable segments	5,371,183	4,180,914
Corporate and other		-
Total consolidated revenue	$5,371,183	$4,180,914

Income (loss) from operations by segment for year ended March 31, 2026 and 2025 are as follows:

	Year ended March 31,
	2026	2025
Garments manufacturing segment	(48,459)	(100,715)
Logistics services segment	35,833	249,160
Consulting	(66,434)	-
Others	(280)	-
Property management and subleasing	-	(954,448)
Total of reportable segments	$(79,340)	(806,003)
Corporate and other	(1,449,880)	(1,010,967)
Total consolidated loss from operations	(1,529,220)	(1,816,970)

Depreciation by segment for year ended March 31, 2026 and 2025 are as follows:

	Year ended March 31,
	2026	2025
Garments manufacturing segment	6,085	6,754
Logistics services segment	69,489	101,888
Consulting	-	-
Others	-	-
Property management and subleasing	-	9,214
Total of reportable segments	$75,574	117,856
Corporate and other	2,154	1,331
Total consolidated depreciation and amortization	$77,728	119,187

Financial cost by segment for year ended March 31, 2026 and 2025 are as follows:

	Year ended March 31,
	2026	2025
Garments manufacturing segment	20	78
Logistics services segment	41,923	53,066
Consulting	6	-
Others	-	-
Property management and subleasing	-	152
Total of reportable segments	$41,949	53,296
Corporate and other	572,850	1,093,547
Total consolidated financial cost	$614,799	1,146,843

Total assets by segment as of March 31, 2026 and March 31, 2025 are as follows:

Total assets	March 31, 2026	March 31, 2025
Garment manufacturing segment	$171,717	$238,981
Logistics services segment	3,059,748	3,167,653
Consulting	1,899,665	-
Others	314,316	-
Property management and subleasing	-	19,855,305
Total of reportable segments	5,445,446	23,261,939
Corporate and other	23,806,651	25,905,398
Consolidated total assets	$29,252,097	$49,167,337

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

Geographic Information

	Year ended March 31,
	2026	2025
Revenues
Mainland China	3,217,682	4,180,914
Hong Kong	2,153,501	-
Total	5,371,183	4,180,914

	March 31, 2026	March 31, 2025
Long-Lived Assets
Mainland China	6,343,692	19,375,723

16.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of March 31, 2026 and 2025:

	2026	2025
Accrued wages and welfare	85,088	56,479
Accrued expenses	145,895	84,573
Other tax payable	7,873	20,781
Rental payable	25,575	26,072
Interest payable	33,007	31,426
Customers’ deposits	-	395,181
Other payables	123,677	1,243,686
	$421,115	$1,858,198

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

The Warrant is considered a freestanding instrument issued together with the Convertible Note and measured at its issuance date fair value. Proceeds received were first allocated to the Warrant based on its initial fair value. The initial fair value of the Warrant was $3.9 million. The Warrant were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of March 31, 2026, the balance of the Warrant was approximately $4.1 million. (March 31, 2025: $1.0 million)

The Convertible Note is classified as a liability and is subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature is bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of March 31, 2026, the fair value of the conversion option was $Nil (March 31, 2025: $1.4 million).

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

The movement of the Company’s convertible notes obligations were as the following for the year ended March 31, 2026 and 2025:

	Year ended March 31,
	2026		2025
Carrying value – beginning balance		$2,900,160	$2,684,697
Converted to Common Stock		(3,054,240)	(82,642)
Redemption		(400,756)	(544,706)
Amortization of debt discount		484,732	823,058
Deferred debt discount and cost of issuance		-	(250,061)
Interest charge		70,104	269,814
Carrying value – ending balance	$	Nil	$2,900,160

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

During the year ended March 31 2026 and 2025, approximately $3.1 million and $82,642   of the convertible notes was converted into approximately 5.7 million and 132,994 Common Stock, with average effective conversion price of $0.5327 and $0.6214 per share, respectively. As at March 31, 2026, the Convertible Note was fully redeemed or converted.

The Company’s derivative liabilities were as the following for the year ended March 31, 2026 and 2025:

	Year ended March 31,
	2026		2025
Derivative liabilities –Warrants	$		$
Beginning balance		989,852		251,657
Marked to the market		3,511,210		738,195
Ending fair value		4,501,062		989,852

Derivative liabilities – Embedded conversion feature
Beginning balance		1,782,498		36,298
Converted to Common Stock		(1,589,352)		(1,330)
Remeasurement on change of convertible price		17,625		248,217
Redemption		(8,979)		(103,786)
Marked to the market		(201,792)		1,603,098
Ending fair value		Nil		1,782,498

Total Derivative fair value at end of period		$4,501,062		$2,772,350

18.	LEASES

As a lessee

Right-of-use asset and lease liabilities

The Company implemented ASC 842, Leases, on April 1, 2019 using the modified retrospective approach and did not restate comparative periods. Under ASC 842, lease liabilities are recognized at the present value of future lease payments, with a corresponding right-of-use asset recognized for leases other than short-term leases. A single lease cost is recognized over the lease term on a generally straight-line basis. Cash payments for operating leases are classified as operating activities in the consolidated statements of cash flows.

Prior to the disposal of HX on July 1, 2025, the Company leased its head office, plant, and dormitory under operating lease arrangements. The Company also leased several floors in a commercial building for its subleasing and property management services business. Certain leases included options to extend the lease term.

The following table summarizes the components of lease expense:

	2026	2025

Operating lease cost	339,428	993,600
Short-term lease cost	126,419	131,520
	465,847	1,125,120

The following table summarizes supplemental information related to leases:

	2026	2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$465,847	$1,125,120
Right-of-use assets obtained in exchange for new operating leases liabilities		-
Weighted average remaining lease term - Operating leases (years)	-	13.5
Weighted average discount rate - Operating leases	-%	4.90%

As a result of the disposal of HX on July 1, 2025, the Company had no operating lease liabilities as of March 31, 2026.

As a lessor

Prior to the disposal of HX on July 1, 2025, the Company subleased its leased commercial building to third-party garment wholesalers and retailers under operating lease arrangements. These leases were negotiated for terms ranging from one to five years and generally included provisions for annual rental adjustments based on prevailing market conditions.

Rental income from subleasing is disclosed in Note 15, Segment Data.

Following the disposal of HX on July 1, 2025, the Company no longer generates rental income from subleasing activities.

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

In January 2023, the Company increased its authorized share capital to 250,000,000 shares of common stock with a par value of $0.001 per share.

On June 26, 2023, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. As a result, the number of issued and outstanding shares was reduced by 33,655,839 shares.

Following the reverse stock split, the Company issued 1,644,188 shares of common stock with a par value of $0.001 per share.

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

On August 11, 2025, the Company issued and granted 161,665 shares of Common Stock to directors and executive officers pursuant to the Company’s 2024 Equity Incentive Plan. These incentive shares vested immediately. The stock-based compensation expense recognized in connection with these shares was $70,001.

On March 30, 2026, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-fifteen. As a result of the reverse stock split, every fifteen shares of common stock outstanding immediately prior to the effective time were reclassified and combined into one share of common stock, without any change in the par value of $0.001 per share or the total number of authorized shares. No fractional shares were issued in connection with the reverse stock split, and stockholders who would otherwise have been entitled to receive a fractional share received one whole share of common stock in lieu of such fractional share.

In accordance with ASC 260-10-55-12, all share and per share amounts for all periods presented in the accompanying consolidated financial statements, including the consolidated statements of changes in stockholders’ equity, have been retroactively adjusted to reflect the reverse stock split for comparative purposes. Specifically, the number of shares of common stock outstanding at the beginning and end of each period, as well as all share issuances and repurchases occurring during the periods presented in the prior year’s statement of changes in stockholders’ equity, have been restated to reflect the reduced number of shares outstanding as if the reverse stock split had occurred at the beginning of the earliest period presented.

All share counts, weighted-average shares outstanding, basic and diluted net loss per share, share-based awards, warrants, convertible preferred stock conversion amounts and other share-related information for all periods presented in these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split and to maintain period-to-period comparability. The reverse stock split did not affect the Company’s total stockholders’ equity.

There were 781,256 and 402,918 shares of common stock issued and outstanding as of March 31, 2026 and 2025, respectively, after giving retrospective effect to the reverse stock split.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the years ended March 31, 2026 and 2025 were $Nil   and $402, respectively. The balance of paid-up statutory reserve was $37,422 as of both March 31, 2026 and 2025.

20.	OTHER INCOME (EXPENSES), NET

	2026	2025

Investment income	$495,192	$437,500
Gain/(Loss) on debts extinguishment	8,979	62,200
Loss on disposal of PPA	23,586	(73,236)
Loss on disposal of subsidiary	(12,358)	(334,135)

Penalty income from customers’ defaults	-	113,275
Subsidy from government	1,071	5,023
Other	2,897	1,764
	$519,367	$212,391

21.	RISKS AND UNCERTAINTIES

(a)	Economic and Political Risks

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which are 6.91 and 7.26 at March 31, 2026 and March 31, 2025, respectively. Revenue and expenses are translated at the average yearly exchange rates, which are 7.10 and 7.22 for the two years ended March 31, 2026 and 2025, respectively. The equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The following are the percentages of accounts receivable balance of the top five customers over accounts receivable for each segment as of March 31, 2026 and 2025.

Garment manufacturing segment

	March 31, 2026	March 31, 2025
Customer A	100.0%	100.0%

The high concentration as of March 31, 2026 was mainly due to business development of a large distributor of garments.

Logistics services segment

	March 31, 2026	March 31, 2025
Customer A	23.4%	20.2%
Customer B	23.1%	17.6%
Customer C	6.6%	3.4%
Customer D	6.0%	5.4%
Customer E	5.9%	5.9%

Consulting services segment

	March 31, 2026	March 31, 2025
Customer A	98.5%	-
Customer B	1.1%	-
Customer C	0.4%	-

The Company did not generate consulting service revenue during the year ended March 31, 2025 and had no accounts receivable for the consulting service segment as of March 31, 2025.

Property management and subleasing

There was no account receivable for Property management and subleasing segment as of March 31, 2026 and 2025.

Concentration on customers

For the year ended March 31, 2026, four customers accounted for more than 10% of total consolidated revenue of the Company, representing approximately 21.0%, 13.7%, 12.4% and 10.6% of total consolidated revenue, respectively. These customers were from the consulting service segment and logistics services segment. For the year ended March 31, 2025, two customers accounted for more than 10% of total consolidated revenue of the Company, representing approximately 15.9% and 15.5% of total consolidated revenue, respectively.

Concentration on suppliers

The following tables summarized the percentages of purchases from five largest suppliers of each of the reportable segment purchase for the years ended March 31, 2026 and 2025.

	Year ended March 31,
	2026	2025
Garment manufacturing segment	100.0%	41.8%
Logistics services segment	50.3%	100.0%
Property management and subleasing	-%	100.0%
Consulting service segment	61.5%	-

Two and Nil suppliers provided more than 10% of our raw materials purchases for the years ended March 31, 2026 and 2025, respectively. Two suppliers provided more than 10% of purchases of our logistics services segment for the years ended March 31, 2026 and 2025. Two suppliers provided more than 10% of services purchases of our Consulting service segment for the year ended March 31, 2026.

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of March 31, 2026, the total outstanding borrowings amounted to $671,824 (RMB4.6 million) with various interest rate from 4.34% to 8.244% p.a.(Note 13).

22.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through June 29, 2026  , the date on which the consolidated financial statements were available to be issued.

Equity Incentive Awards

On March 24, 2026, the Compensation Committee approved fully vested share awards under the Company’s 2024 Equity Incentive Plan to certain executive officers. The grant date for the awards was April 8, 2026, and the awards were fully vested and non-forfeitable as of such date. After giving effect to the Company’s one-for-fifteen reverse stock split that became effective on March 30, 2026, the awards consisted of 66,667 shares of Common Stock to Wu Rui, the Company’s Chief Operating Officer, and 12,222 shares of Common Stock to Hong Zhida, the Company’s President, Chief Executive Officer, Secretary and Director.

Acquisition of Time Is Loan Limited

On April 22, 2026, Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”), the Company’s wholly owned Hong Kong subsidiary, entered into a Share Exchange Agreement with the sole shareholder of Time Is Loan Limited (“Time Is Loan”), a Hong Kong company, to acquire 100% of the equity interests in Time Is Loan. As consideration, the Company agreed to issue 137,790 shares of its common stock to the seller.

On May 15, 2026, the acquisition was completed. As of the date these consolidated financial statements were available to be issued, the Company is evaluating the accounting impact of the acquisition, and accordingly, the financial effects of the acquisition have not yet been determined.

Related Party Share Exchange Agreement

On May 15, 2026, the Company entered into a Share Exchange Agreement with Yingxi Industrial Chain Investment Co., Ltd., Riches Family Office Limited, Riches FO Holdings Limited and Wu Rui, the Company’s Chief Operating Officer and the sole shareholder of Riches FO Holdings Limited. Pursuant to the agreement, Yingxi Industrial Chain Investment Co., Ltd. agreed to acquire 41.67% of the issued and outstanding equity interests of Riches Family Office Limited from Riches FO Holdings Limited in exchange for the issuance of 33,500 shares of the Company’s common stock to Wu Rui. The transaction is a related party transaction and was completed on June 15, 2026.

Other Subsequent Events

Except as disclosed above, management is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 25, 2026, the Company dismissed its former independent registered public accounting firm and engaged HML PLT as its new independent registered public accounting firm. The change in accountants was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2026. As disclosed in such Form 8-K, there were no disagreements with the former independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, nor were there any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2026, the Company continued to enhance its financial reporting process and internal control environment. These measures included strengthening finance and accounting review procedures, improving the period-end closing and reporting process, providing relevant U.S. GAAP and SEC reporting training to finance and accounting personnel, and using external professional support where appropriate to assist with financial reporting and internal control matters.

Other than the control enhancement measures described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The name, address, age and titles of our executive officers and directors are as follows:

Name	Age	Title	Date of First Appointment
Hong Zhida	36	Chairman of the Board, Chief Executive Officer, President and Secretary	March 10, 2017

Huang Chao	33	Chief Financial Officer and Treasurer	March 8, 2019

Wu Rui	38	Chief Operating Officer	December 12, 2025

Hong Zhiwang	32	Director	March 13, 2019

Li Weilin (1)(2)(3)	45	Independent Director	April 26, 2024

Alex. P. Hamilton (1)(2)(3)	54	Independent Director	May 10, 2021

Xiao Jiangping (Gary) (1)(2)(3)	48	Independent Director	May 12, 2021

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Wu Rui, Chief Operating Officer

Wu Rui has served as our Chief Operating Officer since December 2025. Mr. Wu has been a director of TROOPS, Inc. (Nasdaq: TROO) since June 24, 2024, a Nasdaq-listed company engaged in money lending, property investment, and the operation of an online fintech marketplace. Mr. Wu is also one of the founders of Riches Holdings Limited and has served as its Chief Executive Officer since November 2017. Riches Holdings Limited provides family office services, asset management solutions, insurance brokerage services, and fintech-enabled financial services. From December 2016 to November 2017, Mr. Wu served as Chief Operating Officer at Reliable Wealth Management Limited, where he built a nationwide distribution network in mainland China, managed the operations and support teams at the head office, and led the development of the company’s CRM system. From July 2016 to December 2016, Mr. Wu served as a founding partner and investment director at R&F Global Wealth Limited. From September 2012 to June 2016, Mr. Wu served as Assistant Associate Director at Convoy Financial Group Limited, one of the largest financial advisory firms over the past two decades in Hong Kong. Mr. Wu obtained a Bachelor’s degree in Business Administration from The Chinese University of Hong Kong in November 2012.

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

Section 16(a) Compliance

Based solely on our review of reports filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, we believe that all reports required to be filed by our directors, executive officers and beneficial owners of more than 10% of our Common Stock during the fiscal year ended March 31, 2026 were timely filed, except that Alex P. Hamilton, an independent director of the Company, filed one late Form 4 reporting one transaction.

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

Pursuant to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of Nasdaq, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

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

The Compensation Committee consists of (i) Li Weilin, who is the Chairperson of the Compensation Committee (ii) Alex P. Hamilton, and (iii) Xiao Jiangping (Gary). The Board has determined that Li Weilin, Alex P. Hamilton and Xiao Jiangping (Gary) are independent under the applicable Nasdaq listing standards, including the enhanced independence requirements applicable to compensation committee members. In addition, each member of the Compensation Committee qualifies as a non-employee director as defined in Rule 16b-3 under the Exchange Act.

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

Board Leadership Structure and Role in Risk Oversight

The Board currently consists of five directors. Mr. Hong Zhida holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Hong Zhida’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its stockholders. Mr. Hong Zhida possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

Family Relationships

Mr. Hong Zhida, the chief executive officer and director of the Company, and Mr. Hong Zhiwang, a director of the Company, are brothers. Apart from this, there are no family relationships between any director or executive officer of the Company.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended March 31, 2026 and 2025:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Hong Zhida	2026	$133,903	0	10,000	(1)	0	0	0	0	$143,903
(Chief Executive Officer)	2025	$17,229	0	0		0	0	0	0	$17,229

Huang Chao	2026	$31,579	0	10,000	(1)	0	0	0	0	$41,579
(Chief Financial Officer)	2025	$31,579	0	0		0	0	0	0	$31,579

Wu Rui(2)	2026	3,645	0	0		0	0	0	0	3,645
(Chief Operating Officer)	2025	0	0	0		0	0	0	0	0

(1) On August 11, 2025, the Company issued and granted shares of Common Stock to certain directors and executive officers pursuant to the 2024 Equity Incentive Plan. Mr. Hong Zhida and Mr. Huang Chao each received 23,095 shares (prior to giving effect to the 1-for-15 reverse stock split effective March 30, 2026). The stock award amounts shown above were calculated based on $0.433 per share, the last reported sale price of the Company’s Common Stock on Nasdaq on August 8, 2025, as disclosed in the Company’s Form S-8 filed on August 11, 2025.

(2) Mr. Wu was appointed by the Company on December 12, 2025.

Employment Agreements

Mr. Hong Zhida is the Company’s Chief Executive Officer, President and Secretary. There is no employment agreement between the Company and Hong Zhida. Mr. Hong’s compensation is $1,436 per month. Mr. Hong may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors. On August 11, 2025, the Board approved an increase in Mr. Hong Zhida’s annual salary from $17,229 to $200,000, effective immediately. The salary amount shown for fiscal year 2026 reflects a pro-rated amount based on the prior annual salary through August 10, 2025 and the increased annual salary beginning August 11, 2025.

Mr. Huang Chao is the Company’s Chief Financial Officer and Treasurer. On April 15, 2019, the Company entered into an employment agreement with Mr. Chao. Mr. Chao’s compensation is $2,631 per month. Mr. Chao may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Mr. Wu Rui is the Company’s Chief Operating Officer. On December 12, 2025, the Company entered into an employment agreement with Mr. Wu. Pursuant to the agreement, Mr. Wu is entitled to an annual salary of $12,000, payable on the last day of each calendar year. The agreement contains customary termination, confidentiality, non-solicitation and indemnification provisions. Mr. Wu may be entitled to options from time to time as authorized and approved by the Compensation Committee or the Board of Directors.

Stock Option Plan

On May 28, 2024, our Board adopted our 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which was approved by our shareholders at our annual shareholders meeting on June 28, 2024. The 2024 Equity Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to officers, directors (including independent directors), employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success. The maximum number of shares of Common Stock issuable under the 2024 Equity Incentive Plan is 89,667 shares of Common Stock (after giving effect to the Company’s 1-for-15 reverse stock split effected on March 30, 2026).

Grants of Plan-Based Awards

On August 11, 2025, and the Company granted an aggregate of 161,665 shares of Common Stock, or 10,778 shares after giving effect to the 1-for-15 reverse stock split effective March 30, 2026, to certain directors and executive officers pursuant to the 2024 Equity Incentive Plan. The recipients were Hong Zhida, Huang Chao, Hong Zhiwang, Alex P. Hamilton, Li Weilin and Xiao Jiangping (Gary). Before giving effect to the reverse stock split, Hong Zhiwang received 46,190 shares and each of the other recipients received 23,095 shares. These incentive shares vested immediately. The stock-based compensation expense recognized in connection with these shares was $70,001.

On March 24, 2026, the Compensation Committee approved equity awards under the Company’s 2024 Equity Incentive Plan to Mr. Hong Zhida, the Company’s Chief Executive Officer, and Mr. Wu Rui, the Company’s Chief Operating Officer. The awards were granted on April 8, 2026 and vested immediately upon grant. Pursuant to the awards, Mr. Wu Rui received 66,667 shares of common stock and Mr. Hong Zhida received 12,222 shares of common stock (in each case after giving effect to the March 30, 2026 reverse stock split). Because the grant date occurred after March 31, 2026, these awards are not reflected in the fiscal 2026 Summary Compensation Table.

Outstanding Equity Awards

As of March 31, 2026, there were no outstanding equity awards held by our named executive officers.

Option Exercises and Stock Vested

No options were exercised by our named executive officers during the fiscal year ended March 31, 2026. The stock awards granted on August 11, 2025 vested immediately upon grant.

Compensation of Directors

Summary Compensation Table

Name and Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alex P. Hamilton	2026	$15,000	0	10,000	0	0	0	0	$25,000
(Independent Director)	2025	$15,000	0	0	0	0	0	0	$15,000

Li Weilin	2026	$15,000	0	10,000	0	0	0	0	$25,000
(Independent Director)	2025	$15,000	0	0	0	0	0	0	$15,000

Xiao Jiangping (Gary)	2026	$15,000	0	10,000	0	0	0	0	$25,000
(Independent Director)	2025	$15,000	0	0	0	0	0	0	$15,000

(1) Mr. Hong Zhida served as a director during fiscal years ended March 31, 2026 and 2025. Compensation received by Mr. Hong Zhida is reported in the Summary Compensation Table and is therefore not included in the Director Compensation Table.

Mr. Li Weilin has entered into an independent director agreement with the company, pursuant to which Mr. Li receives annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

Mr. Alex P. Hamilton has entered into an independent director agreement with the Company, pursuant to which Mr. Hamilton receives annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

Mr. Xiao Jiangping (Gary) has entered into an independent director agreement with the Company, pursuant to which Mr. Xiao receives annual cash compensation of $15,000 payable quarterly in advance on the first business day of each calendar quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of March 31, 2026.

Equity Compensation Plan Information

On May 28, 2024, our Board adopted our 2024 Equity Incentive Plan, which was approved by our stockholders at our annual meeting of stockholders held on June 28, 2024. The 2024 Equity Incentive Plan gives us the ability to grant stock options, stock appreciation rights, restricted stock and other stock-based awards to officers, directors, employees and consultants of the Company or any of its subsidiaries, and to non-employee members of our advisory board, our Board or the board of directors of any of our subsidiaries. The shares covered by the 2024 Equity Incentive Plan were originally 1,345,000 shares of Common Stock. After giving effect to the 1-for-15 reverse stock split of our Common Stock that became effective on March 30, 2026, the number of shares reserved for issuance under the 2024 Equity Incentive Plan was adjusted to approximately 89,667 shares of Common Stock, subject to confirmation of the applicable rounding treatment under the plan and applicable law.

The following table reflects the shares available for issuance under our 2024 Equity Incentive Plan as of the end of the most recently completed fiscal year:

Plan category	Number of shares of common stock to be issued upon vesting of outstanding RSUs, options, warrants, and rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of shares of common stock remaining available for future Issuance(2)
Equity compensation plans approved by security holders	-	N/A	78,889
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	78,889

(1) As of March 31, 2026, no options, warrants or other rights were outstanding under the Company’s 2024 Equity Incentive Plan. During fiscal 2026, the Company granted fully vested shares of common stock under the plan, which were issued immediately and therefore are not reflected in column (a).

(2) As of March 31, 2026, 78,889 shares remained available for future issuance under the 2024 Equity Incentive Plan. On March 24, 2026, the Compensation Committee approved equity awards to certain executive officers under the 2024 Equity Incentive Plan. The grant date of such awards was April 8, 2026. Because the grant date occurred after March 31, 2026, such awards are not reflected in the table above.

The following table sets forth, as of June 29, 2026, certain information concerning the beneficial ownership of our Common Stock by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our executive officers and directors as a group, and (iv) each person or entity known by us to beneficially own more than five percent of our Common Stock. The percentages shown below are based on 1,031,435 shares of Common Stock outstanding as of June 29, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares issuable upon the exercise or conversion of securities exercisable or convertible within 60 days of June 29, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Directors and Officers

Hong Zhida	30,155	2.92%

Hong Zhiwang	6,421	0.62%

Huang Chao	1,711	0.17%

Wu Rui	100,167	9.71%

Alex. P. Hamilton	-	-

Li Weilin	1,540	0.15%

Xiao Jiangping (Gary)	1,540	0.15

All Officers and Directors (seven persons)	141,534	13.72%

Owner of more than 5% of Class

Or Shan Shan	137,790	13.36%

(1)	Except as otherwise set forth below, the address of each beneficial owner is c/o Addentax Group Corp., Kingkey 100, Block A, Room 4805, Luohu District, Shenzhen City, China 518000.

Item 13. Certain Relationships, Related Transactions and Director Independence

Director Independence

The Board of Directors determines the independence of its directors in accordance with the independence requirements of the Nasdaq Listing Rules. In making independence determinations, the Board considers all relevant facts and circumstances, including whether any relationship exists that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that Alex. P. Hamilton, Li Weilin and Xiao Jiangping (Gary) satisfy the independence requirements of the Nasdaq Listing Rules.

Mr. Hong Zhida, the chief executive officer and director of the Company, and Mr. Hong Zhiwang, a director of the Company, are brothers. Apart from this, there are no family relationships between any director or executive officer of the Company.

Certain Relationships and Related Transactions

Name of Related Parties	Relationship with the Company
Zhida Hong	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Zhida Hong
Bihua Yang	A legal representative of XKJ
Jinlong Huang	Management of HSW
Yinping Ding	Management of HSW & YS
Wu Rui and Riches Affiliated Parties (1)	Mr. Wu Rui is the Chief Operating Officer of the Company. The Riches Affiliated Parties are affiliated with Mr. Wu Rui and were involved in the Company’s related-party share exchange transaction.
KMFG’s related parties	KMFG’s shareholders, directors and related parties

(1) For purposes of this section, “Riches Affiliated Parties” refers to Riches FO Holdings Limited, Riches Family Office Limited and Riches Elite Technology (Shenzhen) Co., Ltd. Riches FO Holdings Limited is controlled by Mr. Wu Rui, the Company’s Chief Operating Officer, and was the seller in the Company’s related-party share exchange transaction involving Riches Family Office Limited. Riches Elite Technology (Shenzhen) Co., Ltd. is the operating subsidiary of Riches Family Office Limited.

The Company leases Shenzhen XKJ office rent-free from Bihua Yang.

Hongye Financial Consulting (Shenzhen) Co., Ltd. provided guarantee to the consideration receivable of transfer of a debt security to a third party.

On May 15, 2026, the Company entered into a Share Exchange Agreement with Yingxi Industrial Chain Investment Co., Ltd., Riches Family Office Limited, Riches FO Holdings Limited and Mr. Wu Rui, the Company’s Chief Operating Officer and sole shareholder of Riches FO Holdings Limited.

Pursuant to the agreement, Yingxi agreed to acquire 41.67% of the issued and outstanding equity interests of Riches Family Office Limited from Riches FO Holdings Limited in exchange for the issuance by the Company of 33,500 shares of Common Stock to Mr. Wu Rui. The transaction constitutes a related-party transaction and was approved by the Audit Committee and the Board of Directors on May 15, 2026.

The Company had the following related party balances at the end of the years:

Amount due from related party	2026	2025
Hong Zhida (1)	3,626,417	2,856,262
Bihua Yang (2)	1,369,355	1,426,867
Riches group companies	623,100	-
	$5,618,872	$4,283,129

Related party borrowings	2026	2025
Hongye Financial Consulting (Shenzhen) Co., Ltd.	$101,322	$39,174
Jinlong Huang	118,734	122,420
Riches’ affiliated companies	306,946	-
Keemo’s related parties	554,478	-
	$1,081,480	$161,594

(1)	The increase in the balance due from Hong Zhida primarily resulted from short term loan made to Hong Zhida, which is interest free and would be repaid in one year.

(2)	The decrease of related party debt from Yang Bihua was mainly due to repayment from Yang Bihua.

The borrowing balances of related parties are unsecured, non-interest bearing and repayable on demand.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended March 31, 2026 and 2025, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

ACCOUNTING FEES AND SERVICES	2026	2025

Audit fees	$125,000	$120,000
Audit-related fees	7,000	-
Tax fees	-	-
All other fees	-	-

Total	$132,000	$120,000

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

On March 25, 2026, the Company dismissed Pan-China Singapore PAC as the Company’s independent registered public accounting firm and appointed HML PLT as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2026. The audit fees for the year ended March 31, 2026 were billed, or are expected to be billed, by HML PLT. The audit fees for the year ended March 31, 2025 were billed by Pan-China Singapore PAC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit		Filed or Furnished	Incorporated by Reference
Number		Herewith	Form	Exhibit	Date	File No.

3.1	Articles of Incorporation		S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000		8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000		S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000		8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated Bylaws		8-K	3.1	3/15/2019	333-206097
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation increasing the authorized shares of common stock of Addentax Group Corp. to 250,000,000		8-K	3.1	3/23/2023	001-41478
3.7	Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.1	6/30/2023	001-41478
3.9	Stamped copy of the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.2	6/30/2023	001-41478
3.10	Stamped copy of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split		8-K	3.3	6/30/2023	001-41478
3.11	Certificate of Amendment to the Articles of Incorporation		8-K	3.1	3/26/2026	001-41478
4.1	Description of Securities.	X
4.2	Form of Senior Secured Convertible Note		8-K	4.1	1/4/2023
4.3	Form of PIPE Warrant		8-K	10.2	1/4/2023
4.4	Form of Placement Agent Warrant		8-K	10.8	1/4/2023
10.1	Form of Subscription Agreement		S-1	99.1	8/5/2015	333-206097
10.2	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated December 26, 2016		8-K	10.3	12/28/2016	333-206097
10.3	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Yingxi Industrial Chain Group Co., Ltd.; Dated March 6, 2017		8-K	10.4	3/7/2017	333-206097
10.4	Independent Director Agreement with Mr. Alex P. Hamilton		8-K	10.1	5/10/2021	333-206097
10.5	Independent Director Agreement with Mr. Li Weilin		8-K	10.1	4/29/2024	001-41478
10.6	Independent Director Agreement with Xiao Jiangping (Gary)		8-K	10.1	5/13/2021	333-206097
10.7	Securities Purchase Agreement dated January 4, 2023		8-K	10.1	1/4/2023	001-41478
10.8	Form of Amendment No. 1 to Securities Purchase Agreement dated January 10, 2023		8-K	10.1	1/10/2023	001-41478
10.9	Form of Registration Rights Agreement		8-K	10.3	1/4/2023	001-41478
10.10	Form of Security and Pledge Agreement		8-K	10.4	1/4/2023	001-41478

10.11	Form of Guaranty Agreement		8-K	10.5	1/4/2023	001-41478
10.12	Form of Voting Agreement		8-K	10.6	1/4/2023	001-41478
10.13	Form of Placement Agency Agreement dated January 4, 2023		8-K	10.7	1/4/2023	001-41478
10.14	Form of Private Placement Agreement dated April 29, 2024		8-K	10.1	4/29/2024	001-41478
10.15	Form of Private Placement Agreement dated April 29, 2024		8-K	10.2	4/29/2024	001-41478
10.16	Form of Securities Purchase Agreement dated January 8, 2025		8-K	10.1	1/13/2025	001-41478
10.17	2024 Equity Incentive Plan		10-K	10.17	6/30/2025	001-41478
10.18	Share Exchange Agreement dated May 15, 2026 by and among the Company, Yingxi Industrial Chain Investment co., Ltd, Riches Family Office Limited, Riches FO Holdings Limited and Mr. Wu Rui		8-K	10.1	05/21/2026	001-41478
10.19	Share Exchange Agreement dated April 22, 2026 by and among the Company, Yingxi Industrial Chain Investment Co., Ltd, Time is Loan Limited and OR Shan Shan		8-K	10.1	04/28/2026	001-41478
10.20	Stock Purchase Agreement dated February 17, 2026		8-K	10.1	2/19/2026	001-41478
10.21	Bond Transfer Agreement dated February 18, 2026		8-K	10.2	2/19/2026	001-41478
14.1	Code of Ethics		10-K/A	14.1	9/21/2018	333-206097
19.1	Insider Trading Policy		10-K	19.1	6/30/2025	001-41478
21.1	Subsidiaries of the Registrant.	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	X
32.1*	Certifications by the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	X
32.2*	Certifications by the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		8-K	99.1	10/25/2023	001-41478

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document +

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

X Filed herewith

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 29, 2026

ADDENTAX GROUP CORP.

By:	/s/ Hong Zhida
Name:	Hong Zhida
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Hong Zhida	CEO, President, Secretary and Director	June 29, 2026
Hong Zhida	(Principal Executive Officer)

/s/ Huang Chao	CFO and Treasurer	June 29, 2026
Huang Chao	(Principal Financial and Accounting Officer)

/s/ Hong Zhiwang		June 29, 2026
Hong Zhiwang	Director

/s/ Li Weilin		June 29, 2026
Li Weilin	Independent Director

/s/ Alex P. Hamilton		June 29, 2026
Alex P. Hamilton	Independent Director

/s/ Xiao Jiangping (Gary)		June 29, 2026
Xiao Jiangping (Gary)	Independent Director

