Form 10-Q
period 2026-06-30
ADDENTAX GROUP CORP.
filed 2026-08-14
CIK 1650101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 14, 2026, there were 1,177,974 shares outstanding of the registrant’s common stock issued and outstanding.

ADDENTAX GROUP CORP.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

2

ADDENTAX GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	June 30, 2026	March 31, 2026
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$762,649	$574,267
Restricted cash	10,756	10,756
Accounts receivable, net	642,999	773,792
Loan receivable, current	3,639,085	-
Debt securities held-to-maturity	12,000,000	12,000,000
Inventories	185,369	180,977
Prepayments and other receivables	4,690,970	3,502,833
Advances to suppliers	248,641	246,908
Amount due from related party	5,188,215	5,618,872
Total current assets	27,368,684	22,908,405

NON-CURRENT ASSETS
Plant and equipment, net	432,088	340,840
Goodwill	6,188,636	5,988,194
Long-term prepayment	-	14,658
Investment in equity method investees	158,108	-
Total non-current assets	6,778,832	6,343,692
TOTAL ASSETS	$34,147,516	$29,252,097

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term loan	$720,142	$671,824
Accounts payable	667,483	734,480
Loan payable	3,787,895	-
Interest payable	61,323	-
Related party borrowings	865,173	1,081,480
Advances from customers	82,860	110,642
Accrued expenses and other payables	1,139,254	421,115
Deferred Revenue	45,263	45,255
Total current liabilities	7,369,393	3,064,796

NON-CURRENT LIABILITIES
Derivative liabilities	1,476,522	4,501,062
Total non-current liabilities	1,476,522	4,501,062
TOTAL LIABILITIES	$8,845,915	$7,565,858

EQUITY
Common stock ($0.001 par value, 250,000,000 shares authorized, 1,031,435 and 781,256 shares issued and outstanding at June 30 and March 31, 2026, respectively)	$1,031	$781
Additional paid-in capital	41,246,278	39,959,837
Accumulated deficits	(15,737,137)	(18,132,849)
Statutory reserve	38,215	37,422
Accumulated other comprehensive loss	(122,189)	(60,426)
Total equity attributable to equity holders of ADDENTAX GROUP CORP.	25,426,198	21,804,765
Non-controlling interests	(124,597)	(118,526)
Total equity	25,301,601	21,686,239
TOTAL LIABILITIES AND EQUITY	$34,147,516	$29,252,097

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2026	2025

REVENUES	$3,437,639	$826,354

COST OF REVENUES	(3,023,014)	(635,940)

GROSS PROFIT	$414,625	$190,414

OPERATING EXPENSES
Selling and marketing	(99,458)	(6,661)
General and administrative	(991,238)	(538,628)
Total operating expenses	(1,090,696)	(545,289)

LOSS FROM OPERATIONS	$(676,071)	$(354,875)

Share of net loss of equity method investee	(9,059)	-
Change in fair value of warrants and embedded conversion feature	3,024,540	453,448
Interest income	311	287
Interest expenses	(8,633)	(583,019)
Other income, net	58,196	353,651

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$2,389,284	$(130,508)
INCOME TAX EXPENSE	(2)	(764)
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	2,389,282	(131,272)
Loss on discontinued operations	-	(261,166)
NET INCOME (LOSS)	$2,389,282	$(392,438)

ATTRIBUTABLE TO:
Equity holders of the Company	2,396,505	(392,438)
Non-controlling interests	(7,223)	-
	$2,389,282	$(392,438)

EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share from continuing operations – Basic and diluted	2.93	(0.30)
Loss per share from discontinued operations - Basic and diluted	-	(0.61)
	$2.93	$(0.91)
Weighted average number of shares outstanding – Basic and diluted	816,704	431,049

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended June 30,
	2026	2025
NET INCOME (LOSS)	2,389,282	(392,438)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation loss	(60,611)	(42,036)
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,328,671	(434,474)

ATTRIBUTABLE TO:
Equity holders of the Company	2,334,742	(434,474)
Non-controlling interests	(6,071)	-
	$2,328,671	(434,474)

See accompanying notes to the consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Common Stock		Additional	Retained earnings		Accumulated other		Non-	Total
	Shares	Amount	paid-in capital	Unrestricted	Statutory reserve	comprehensive loss	Sub- total	controlling Interests	Equity (Deficit)
BALANCE AT MARCH 31, 2025	402,918	403	35,246,622	(13,663,790)	37,422	111,151	21,731,808	-	21,731,808

Issuance of new shares	269,813	270	(270)		-	-	-	-	-
Additional paid-in capital from conversion of convertible debts	-	-	3,862,647	-	-	-	3,862,647	-	3,862,647
Appropriation of Statutory reserve	-	-	-	(402)	-	-	(402)	-	(402)
Foreign currency translation	-	-	-	-	-	(42,036)	(42,036)	-	(42,036)
Net income for the period	-	-	-	(392,438)	-	-	(392,438)	-	(392,438)
BALANCE AT JUN 30, 2025	672,731	$673	$39,108,999	$(14,056,228)	$37,020	$69,115	$25,159,579	$-	$25,159,579

BALANCE AT MARCH 31, 2026	781,256	781	39,959,837	(18,132,849)	37,422	(60,426)	21,804,765	(118,526)	21,686,239
Issuance of new shares	250,179	250	1,286,441	-	-	-	1,286,691	-	1,286,691
Appropriation for Statutory reserve		-	-	(793)	793	-	-	-	-
Foreign currency translation	-	-	-	-	-	(61,763)	(61,763)	1,152	(60,611)
Net income for the period	-	-	-	2,396,505	-	-	2,396,505	(7,223)	2,389,282
BALANCE AT JUNE 30, 2026	1,031,435	$1,031	$41,246,278	$(15,737,137)	$38,215	$(122,189)	25,426,198	(124,597)	$25,301,601

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$2,389,282	$(392,438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	35,272	400,756
Non-cash financial cost	-	571,909
Stock-Based Compensation Expense	451,245	-
Investment income	-	(364,583)
Share of loss of associated company	9,059	-
Fair value gain or loss	(3,024,540)	(453,448)
Loss from sale of property and equipment	1,487	-
Loss on disposal of subsidiaries	-	27,865
Changes in operating assets and liabilities
Accounts receivable	130,793	67,428
Inventories	(4,392)	(4,993)
Advances to suppliers	(1,733)	(180,042)
Other receivables	(543,024)	(316,120)
Accounts payables	(66,997)	74,748
Interest payable	(64)	-
Accrued expenses and other payables	627,020	(88,832)
Advances from customers	(27,782)	68,649
Assets held for sale	-	85,024
Liabilities held for sale	-	45,914
Deferred revenue	8	-
Net cash used in operating activities	$(24,366)	$(458,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment and intangible assets	(760)	(77,856)
Cash acquired from subsidiary	177,924	-
Proceeds from sale of property and equipment and intangible assets	442	-
Payment for loan receivable	(609,727)	-
Cash decreased in disposal of subsidiaries	-	(1,599)
Net cash used in investing activities	$(432,121)	$(79,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	81,299	8,124
Repayment of related party borrowings	(301,483)	(13,829)
Proceeds from bank borrowings	110,194	139,429
Repayment of bank borrowings	(73,463)	(46,061)
Cash advance to related parties	(2,352,589)	(1,194,987)
Repayment from related parties	2,789,899	335,541
Proceeds from loan payable	391,825	-
Release of restricted cash	-	1,325,605
Net cash provided by financing activities	$645,682	$553,822

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,195	16,204
Effect of exchange rate changes on cash and cash equivalents	(813)	(4,406)
Cash and cash equivalents, beginning of the period	574,267	324,953
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$762,649	$336,751

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,818	$10,676
Cash paid during the period for income tax	$2	$764

See accompanying notes to the unaudited condensed consolidated financial statements.

ADDENTAX GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACQUISITIONS

Addentax Group Corp. (the “Company”), through its consolidated subsidiaries (the Company and its consolidated subsidiaries, collectively, the “Group”), is engaged in garment manufacturing, logistics services, consulting services and financing services. The Company conducts its garment manufacturing and logistics services businesses primarily through its PRC operating subsidiaries, its consulting services business through Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”), and its financing services business through Time Is Loan Limited (“Time Is Loan”), a Hong Kong company and licensed money lender acquired on May 15, 2026.

As of June 30, 2026, the Company’s principal subsidiaries consisted of the following entities:

Name of entity	Place of incorporation	Principal activities	Immediate holding company	% of effective ownership interest held by the Group in 2026	% of effective ownership interest held by the Group in 2025
Yingxi Industrial Chain Group Co., Ltd. (“Yingxi Seychelles”)	Republic of Seychelles	Investment holding	Addentax Group Corp.	100%	100%
Yingxi Industrial Chain Investment Co., Ltd. (“Yingxi HK”)	Hong Kong SAR	Investment holding	Yingxi Industrial Chain Group Co., Ltd.	100%	100%
Yingxi Textile & Garments Co., Ltd. (“WFOE”)	P. R. China	Investment holding	Yingxi Industrial Chain Investment Co., Ltd.	100%	100%
Shenzhen Yingxi Industrial Chain Services Co., Ltd. (“YX”)	P. R. China	Investment holding & Garment Manufacturing	Yingxi Textile & Garments Co., Ltd.	100%	100%
Dongguan Heng Sheng Wei Garments Co., Ltd. (“HSW”)	P. R. China	Garment Manufacturing	Shenzhen Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Dongguan Yushang Clothing Co., Ltd. (“YS”)	P. R. China	Garment Manufacturing	Shenzhen Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Xin Kuai Jie Transportation Co., Ltd. (“XKJ”)	P. R. China	Logistics Services	Shenzhen Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Shenzhen Yingxi Peng Fa Logistic Co., Ltd. (“PF”)	P. R. China	Logistics Services	Shenzhen Yingxi Industrial Chain Services Co., Ltd.	100%	100%
Keemo Fashion Group Limited (“KMFG”)	Nevada, the United States	Investment holding & Acquired operations	Addentax Group Corp.	62.18%	Nil%
Time Is Loan Limited (“TIL”)	Hong Kong SAR	Lending Service	Yingxi Industrial Chain Investment Co., Ltd.	100%	Nil%

KMFG was acquired near the end of the fiscal year ended March 31, 2026. As of June 30, 2026, KMFG’s revenue contribution was not significant, and management does not currently present KMFG as a separate business line or reportable segment.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 filed with the Securities and Exchange Commission (“SEC”) on June 29, 2026 (“2026 Form 10-K”).

The results of the property management and subleasing business for the three months ended June 30, 2025 have been retrospectively reclassified to discontinued operations for all periods presented. The reclassification had no effect on consolidated net loss, comprehensive loss, total equity or cash flows for the prior-year period.

For the three months ended June 30, 2025, the property management and subleasing business classified as discontinued operations generated revenue of $154,600 and a loss, net of income taxes, of $261,166. No income tax expense or benefit was allocated to discontinued operations. The Company had no discontinued operations for the three months ended June 30, 2026.

Going Concern

As disclosed in the Company’s 2026 Form 10-K, the Company has a history of net losses and operating losses, which raised substantial doubt about its ability to continue as a going concern. During the three months ended June 30, 2026, the Company reported net income primarily as a result of a non-cash fair value gain on derivative liabilities; however, the Company continued to incur a loss from operations and negative cash flows from operating activities.

The Company’s ability to continue as a going concern depends on management’s ability to improve operating results, manage operating costs, collect receivables, develop its consulting and financing services businesses and obtain additional financing when necessary. Management continues to pursue these plans. There can be no assurance that these efforts will be successful or that additional financing will be available on acceptable terms, or at all. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Loan and interest income

Loans receivable are reported at amortized cost, net of an allowance for expected credit losses. Interest income is recognized over the contractual term of the loans based on the outstanding principal and the applicable contractual interest rate or effective yield, as appropriate. The Company places a loan on nonaccrual status when management determines that collection of contractual principal or interest is no longer reasonably assured and resumes interest accrual when the loan becomes current and management determines that collection of principal and interest is reasonably assured.

Allowance for expected credit losses

The allowance for expected credit losses on loans receivable represents management’s estimate of credit losses expected over the contractual life of the loans. Management estimates expected credit losses using relevant information regarding historical loss experience, borrower credit profiles, repayment and delinquency status, current portfolio conditions, collateral values, if applicable, and reasonable and supportable forecasts of future economic conditions. Loans with similar risk characteristics are evaluated on a collective basis, while loans that no longer share similar risk characteristics are evaluated individually. Loans are written off against the allowance when management determines that they are uncollectible in accordance with the Company’s policy.

There were no other changes to the Company’s significant accounting policies during the three months ended June 30, 2026.

Recently issued accounting pronouncements

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the gross-up approach for accounting for acquired loans to certain purchased seasoned loans. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management has not identified any other recently issued accounting standards that are expected to have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

4. BUSINESS COMBINATION

On May 15, 2026, the Company completed the transaction contemplated by the Share Exchange Agreement dated April 22, 2026 (the “Share Exchange Agreement”), by and among the Company, Yingxi Industrial Chain Investment Co., Ltd (“Yingxi HK”), a wholly owned subsidiary of the Company incorporated under the laws of Hong Kong, Time Is Loan Limited, a company incorporated under the laws of Hong Kong, and Ms. OR Shan Shan, the Seller. Pursuant to the Share Exchange Agreement, Yingxi HK acquired 100% of the equity interests of Time Is Loan Limited from the Seller in exchange for the issuance of 137,790 shares of common stock of the Company, par value $0.001 per share to the Seller.

Time Is Loan provides consumer and commercial lending services in Hong Kong. Its principal products include short-term unsecured personal loans and, where applicable, collateral-backed loans and lending arrangements with other licensed credit providers.

The Company recognized goodwill of $200,442 on this acquisition. The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The results of Time Is Loan Limited’s operations have been included in the consolidated financial statements since its acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition. This table represents the initial accounting for the acquisition. These provisional amounts may be adjusted in the measurement period (that will not exceed one year from the acquisition):

As of May 15, 2026

Cash in bank	$177,924
Other receivables	645,113
Amount due from related parties	6,653
Property, plant and equipment	105,443
Loans and long-term receivables	3,029,358
Loan payable	(3,396,070)
Interest payable	(61,387)
Accrued liabilities, other payables and deposits received	(39,194)
Fair value of identifitable net assets acquired	467,840
Goodwill at acquisition	200,442
Fair value of purchase consideration	$668,282

Pro forma results of operation for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s consolidated financial results.

5. RELATED PARTY TRANSACTIONS

Name of Related Parties	Relationship with the Company
Hong Zhida	President, CEO, and a director of the Company
Hongye Financial Consulting (Shenzhen) Co., Ltd.	A company controlled by CEO, Mr. Hong Zhida
Bihua Yang	A legal representative of Shenzhen Xin Kuai Jie Transportation Co., Ltd (“XKJ”)
Jinlong Huang	Management of Dongguan Heng Sheng Wei Garments Co., Ltd (“HSW”)
Wu Rui and Riches Affiliated Parties (1)	Mr. Wu Rui is the Chief Operating Officer of the Company. The Riches Affiliated Parties are affiliated with Mr. Wu Rui and were involved in the Company’s related-party share exchange transaction.
KMFG’s related parties	KMFG’s shareholders, directors and related parties
Or Shan Shan	Director of Time Is Loan Limited (“TIL”)

(1)	For purposes of this section, “Riches Affiliated Parties” refers to Riches FO Holdings Limited, Riches Family Office Limited and Riches Elite Technology (Shenzhen) Co., Ltd. Riches FO Holdings Limited is controlled by Mr. Wu Rui, the Company’s Chief Operating Officer, and was the seller in the Company’s related-party share exchange transaction involving Riches Family Office Limited. Riches Elite Technology (Shenzhen) Co., Ltd. is the operating subsidiary of Riches Family Office Limited.

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

The Company had the following related party balances as of June 30, 2026 and March 31, 2026:

Amount due from related party	June 30, 2026	March 31, 2026
Hong Zhida (1)	$3,429,932	$3,626,417
Bihua Yang (2)	1,416,034	1,369,355
Director of Time Is Loan Limited	6,646	-
Riches affiliated companies	335,603	623,100
	$5,188,215	$5,618,872

Related party borrowings	June 30, 2026	March 31, 2026
Hongye Financial Consulting (Shenzhen) Co., Ltd.	169,863	101,322
Jinlong Huang	121,538	118,734
Riches’ affiliated companies	19,749	306,946
KMFG’s related parties	554,023	554,478
	$865,173	$1,081,480

(1)	The decrease of related party from Hong Zhida was mainly due to the repayment from Hong Zhida.

(2)	The increase of related party debt from Bihua Yang was mainly due to the cash paid in advance to Bihua Yang. During the quarter ended June 30, 2026, the Company provided a short term loan of approximately $0.25 million to Bihua Yang and received repayment of approximately $0.21 million from him.

The borrowing balances with related parties are unsecured, non-interest bearing and repayable on demand.

6. DEBT SECURITIES HELD-TO-MATURITY

	June 30, 2026	March 31, 2026

Debt securities held-to-maturity	$12,000,000	$12,000,000

The Company purchased a note issued by a third-party investment company on August 24, 2022 with a principal amount of $17.5 million. The note bears interest at a rate of 2.5% per annum and is renewable on an annual basis. The debt is guaranteed by Hongye Financial Consulting (Shenzhen) Co., Ltd., a company controlled by the Company’s CEO, Mr. Hong Zhida.

As of June 30, 2026 and March 31, 2026, accrued coupon interest receivable amounted to $437,500 and $437,500, respectively.

On March 30, 2026, the Company completed the acquisition of 62.18% of the outstanding ordinary shares of Keemo Fashion Group Limited (“KMFG”). As consideration for the acquisition, the Company transferred a portion of the note with a principal amount of approximately $5.5 million to the seller. Following the transfer, the remaining principal balance of the debt security held by the Company was $12.0 million as of March 31, 2026 and remained unchanged as of June 30, 2026.

7. INVENTORIES

Inventories consist of the following as of June 30, and March 31, 2026:

	June 30, 2026	March 31, 2026
Raw materials	12,367	11,116
Work in progress	1,652	-
Finished goods	171,350	169,861
Total inventories	$185,369	$180,977

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

9. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following as of June 30 and March 31, 2026:

	June 30, 2026	March 31, 2026
Prepayments	53,588	52,620
Deposits	103,415	37,492
Receivable of consideration on disposal of subsidiaries	12,326	14,466
Coupon receivable of debt security held-to-maturity	437,500	437,500
Loan to third party	3,571,324	2,500,000
Other receivables	512,817	460,755
	$4,690,970	$3,502,833

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30 and March 31, 2026:

	June 30, 2026	March 31, 2026
Production plant	$67,037	$65,906
Motor vehicles	905,250	795,306
Office equipment	82,723	36,197
	1,055,010	897,409
Less: accumulated depreciation	(622,922)	(556,569)
Plant and equipment, net	$432,088	$340,840

Depreciation expense for the three months ended June 30, 2026 and 2025 was $20,384 and $18,055, respectively.

11. INVESTMENT IN AN ASSOCIATED COMPANY

The Company holds a 41.67% equity interest in Riches Family Office Limited (“Riches Family”) and accounts for the investment under the equity method of accounting. The Company completed the acquisition of its interest in Riches Family on June 15, 2026. The Company recognizes its proportionate share of the post-acquisition results of Riches Family in its condensed consolidated statements of operations. No impairment loss was recognized in connection with the investment during the three months ended June 30, 2026.

The carrying amounts as at June 30, 2026 and March 31, 2026 are as follows:

	June 30, 2026	March 31, 2026
Investment in associate	$158,108	$	Nil

Details of the associated company are as follows:

Name of company	Principal activities	Country of business/ incorporation	Equity holdings
			2026	2025
Riches Family Office Limited	Fund management	Hong Kong	41.67%	Nil	%

The summarized financial information of the associated company is as follows:

June 30, 2026
Current assets	$145,097
Total assets	145,097
Net assets	(426,317)
Net loss	(21,740)

Movement of the carrying value of investment in the associated company:

2026
Initial investment recognised on June 15, 2026	$167,167
Share of net loss in the associated company (41.67%)	(9,059)
Carrying value of Company’s interest in associated company	158,108

12. SHORT-TERM BANK LOAN

In August 2019, HSW entered into a facility agreement with Agricultural Bank of China and obtained a line of credit, which allows the Company to borrow up to approximately $147,140 (RMB1,000,000) for daily operations. The loans are guaranteed at no cost by the legal representative of HSW. As of June 30, 2026, the Company has borrowed $138,938 (RMB944,255) (March 31, 2026: $136,593) under this line of credit with various annual interest rates from 4.34% to 4.9%. The outstanding loan balance was due on September 30, 2021. The Company was not able to renew the loan facility with the bank. The Company is negotiating with the bank on repayment schedule of the loan balance and interest payable.

In February 2023, XKJ entered into a facility agreement with China Construction Bank and obtained a line of revolving credit, which allows the Company to borrow up to approximately $1,324,263 (RMB9,000,000) for daily operations, with Loan Prime Rate of the day prior to the draw down day. The loans are guaranteed by the legal representative of XKJ at no cost. As of June 30, 2026, the Company has borrowed $581,204 (RMB3,950,000) (March 31, 2026: $535,231 (RMB3,700,000)) under this line of credit with annual interest rate of 3.9%. The revolving credit facility was renewed in November 2025 and the new expiration date will be November 25, 2028..

13. TAXATION

(a)	Enterprise Income Tax (“EIT”)

The Company operates in multiple jurisdictions, including the People’s Republic of China (“PRC”), Hong Kong, Seychelles and the United States, and is subject to the applicable tax laws in those jurisdictions.

Yingxi Seychelles was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK is subject to Hong Kong Profits Tax. Under the two-tiered profits tax regime, the first HK$2 million of assessable profits is taxed at 8.25%, with the remaining assessable profits taxed at 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2026 and 2025.

YX was incorporated in the PRC and is subject to the EIT tax rate of 25%. No provision for income taxes in the PRC has been made as YX had no taxable income for the three months ended June 30, 2026 and 2025.

The Company’s PRC operating subsidiaries are subject to the EIT Law of the PRC. The applicable statutory EIT rate is 25%. Income taxes of the PRC subsidiaries were $2 and $764 for the three months ended June 30, 2026 and 2025, respectively.

YX’s parent entity, Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no U.S. taxable income for the three months ended June 30, 2026 and 2025.

The reconciliation of income taxes computed at the PRC statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	Three months ended June 30,
	2026	2025
PRC statutory tax rate	25%	25%
Computed expected benefits (expense)	597,322	(32,627)
Temporary differences	(550,145)	33,626
Permanent difference	(54,414)	(256)
Changes in valuation allowance	7,239	21
Income tax expense	$2	$764

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

For services, the applicable VAT rate is 9% under the relevant tax category for logistic company, except the branch of PF enjoyed the preferential VAT rate of 3% in 2026 and 2025. The Company is required to pay the full amount of VAT calculated at the applicable VAT rate of the invoiced value of sales as required. A credit is available whereby VAT paid on gasoline and toll charges can be used to offset the VAT due on service income.

The Company’s consulting service is conducted through Yingxi HK, the Company’s Hong Kong subsidiary. Hong Kong does not impose value-added tax, goods and services tax or sales tax. Accordingly, the consulting service conducted through Yingxi HK is not subject to VAT in Hong Kong.

14. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how the Company’s chief operating decision maker (“CODM”) reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company’s CODM is the Chief Executive Officer. The CODM assesses the performance of the Company’s reportable segments and allocates resources primarily based on income (loss) from operations. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Garment manufacturing. Including manufacturing and distribution of garments;

(b)	Logistics services. Providing logistic services; and

(c)	Consulting. Providing consulting and advisory services, including insurance consulting and related customer service support.

(d)	Financing. Providing consumer and commercial lending services in Hong Kong.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and other”.

Selected information in the segment structure is presented in the following tables:

Revenues from continuing operations by segment for the three months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,
Revenues from external customers	2026	2025
Garments manufacturing segment	$-	$19,896
Logistics services segment	721,196	806,458
Consulting	2,542,196	-
Financing	172,185	-
Others	2,062	-
Property management and subleasing (discontinued operations; excluded from totals)	-	154,600
Total continuing reportable segments	3,437,639	826,354
Corporate and other	-	-
Total continuing reportable segments and consolidated revenue	$3,437,639	$826,354

Intersegment revenue
Garments manufacturing segment	-	-

Income (loss) from continuing operations by segment for the three months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,
	2026	2025
Garment manufacturing segment	$(1,654)	$(29,587)
Logistics services segment	(70,862)	(13,481)
Consulting	93,425	-
Financing	(74,037)	-
Others	(19,100)	-
Property management and subleasing (discontinued operations; excluded from totals)	-	(272,331)
Total continuing reportable segments	(72,228)	(43,068)
Corporate and other	(603,843)	(311,807)
Total consolidated loss from continuing operations	$(676,071)	$(354,875)

Other segment items from continuing operations by segment for the three months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,
	2026	2025
Garment manufacturing segment	$1,654	$49,483
Logistics services segment	792,058	819,939
Consulting	2,448,771	-
Financing	246,222	-
Others	21,162	-
Property management and subleasing (discontinued operations; excluded from totals)	-	426,931
Total continuing reportable segments	3,509,867	869,422
Corporate and other	603,843	311,807
Total other segment items and corporate expenses	$4,113,710	$1,181,229

Total assets by segment as of June 30 and March 31, 2026 are as follows:

Total assets	June 30, 2026	March 31, 2026
Garment manufacturing segment	$177,713	$171,717
Logistics services segment	2,983,884	3,059,748
Consulting	1,634,484	1,899,665
Financing	4,307,498	-
Other	289,866	314,316
Total of reportable segments	9,393,445	5,445,446
Corporate and other	24,754,071	23,806,651
Consolidated total assets	$34,147,516	$29,252,097

Geographical Information

The Company operates predominantly in China. In presenting information on the basis of geographical location, revenue is based on the geographical location of customers and long-lived assets are based on the geographical location of the assets.

	Three months ended June 30
	2026	2025
Revenues
Mainland China	723,258	826,354
Hong Kong	2,714,381	-
Total	3,437,639	826,354

	June 30, 2026	March 31, 2026
Long-Lived Assets
Mainland China	326,756	355,498
Hong Kong	105,332	-
	432,088	355,498

15. FINANCIAL INSTRUMENTS

On January 4, 2023, the Company entered into a series of agreements with certain accredited investors, pursuant to which the Company received net proceeds of $15,000,000 in consideration of the issuance of:

●	senior secured convertible notes in the aggregate original principal amount of approximately $16.7 million with an interest rate of 5% per annum (the “Convertible Notes”); The Convertible Notes matured on July 4, 2025. The conversion price is $1.25, subject to adjustment under several conditions.
●	warrants (“Warrants”) to purchase up to approximately 16.1 million shares of common stock of the Company (the “Common Stock”) until on or prior to 11:59 p.m. (New York time) on the five-year anniversary of the closing date at an initial exercise price of $1.25 per share, also subject to adjustment under several conditions.

The Warrants are considered a freestanding instrument issued together with the Convertible Notes and measured at their issuance date fair value. Proceeds received were first allocated to the Warrants based on their initial fair value. The initial fair value of the Warrants was $3.9 million. The Warrants were marked to the market with the changes in the fair value of warrant recorded in the consolidated statements of operations and comprehensive loss. As of June 30, 2026, the balance of the Warrants was approximately $1.5 million (March 31, 2026: $4.1 million).

The Convertible Notes are classified as a liability and are subsequently stated at amortized cost with any difference between the initial carrying value and the repayment amount as interest expenses using the effective interest method over the period from the issuance date to the maturity date. The embedded conversion feature should be bifurcated and separately accounted for using fair value, as this embedded feature is considered not clearly and closely related to the debt host. The bifurcated conversion feature was recorded at fair value with the changes recorded in the consolidated statements of operations and comprehensive loss. The initial fair value of the embedded conversion feature was $1.2 million. As of June 30 and March 31, 2026, the fair value of the conversion option was both $Nil.

The Company determined that the other embedded features do not require bifurcation as they either are clearly and closely related to the Convertible Notes or do not meet the definition of a derivative.

The total proceeds of the Convertible Notes and the Warrants, net of issuance cost, of $15.0 million were received by the Company in January 2023, and allocated to each of the financial instruments as follows:

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

The Company’s Convertible Notes’ obligations were as the following for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
Carrying value – beginning balance	$	Nil	$2,900,160
Converted to ordinary shares		-	(2,290,408)
Amortization of debt discount		-	66,222
Deferred debt discount and cost of issuance		-	416,667
Interest charge		-	69,563
Carrying value – ending balance	$	Nil	$1,162,204

There were no Convertible Notes outstanding during the three months ended June 30, 2026. During the three months ended June 30, 2025, $2.3 million of Convertible Notes was converted into approximately 4.3 million shares of Common Stock, with an average effective conversion price of $0.5363 per share.

The Company’s derivative liabilities were as the following for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
Derivative liabilities –Warrants	$		$-
Beginning balance		4,501,062	989,852
Marked to the market		(3,024,540)	(251,657)
Ending fair value		1,476,522	738,195

Derivative liabilities – Embedded conversion feature
Beginning balance		Nil	1,782,498
Converted to ordinary shares		-	(1,572,238)
Remeasurement on change of convertible price		-	19,457
Marked to the market		-	(201,792)
Ending fair value		Nil	27,925

Total Derivative fair value at end of period		$1,476,522	$766,120

16. LEASE

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

The following table summarizes the components of lease expense:

	Three months ended June 30,
	2026	2025
Short-term lease cost	$33,345	$31,219

The following table summarizes supplemental information related to leases:

	Three months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow used in operating leases	$33,345	$31,219

The Company had no operating lease liabilities as of June 30, 2026 and no operating lease liabilities for the following five years and thereafter, as Dongguan Hongxiang Commercial Co., Ltd. (“HX”), the Company’s former property management and subleasing subsidiary, was disposed of on July 1, 2025.

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

17. SHARE CAPITAL AND RESERVE

Common Stock

In August 2022, the Company completed its IPO and 333,333 Common Stock were issued and sold to the public, with proceeds of approximately $20.2 million, net of underwriter commissions and relevant offering expenses.

In September 2022, 26,111 shares were issued upon cashless exercise of Underwriter Warrants.

On February 3, 2023, 224,667 shares were issued as pre-delivery shares to the placement agents.

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

After the Reverse Stock Split Amendment, the Company issued 109,613 shares of Common Stock with par value of US$0.001 per share.

On April 29, 2024, the Company entered into two private placement agreements (the “Agreements”) with certain individual investors (the “Investors”) who are independent third parties, pursuant to which the Company issued to each of the Investors 22,000 shares of its Common Stock, par value $0.001 per share, at a price of $0.98 per share, resulting in aggregate gross proceeds to the Company of $646,800, which closed on the same day. Pursuant to the Agreements, the Company issued an aggregate of 44,000 unregistered shares of Common Stock to the Investors.

On August 11, 2025, the Company issued and granted 10,778 shares of Common Stock to directors and executive officers pursuant to the Company’s 2024 Equity Incentive Plan. These incentive shares vested immediately. The stock-based compensation expense recognized in connection with these shares was $70,001.

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

On March 24, 2026, the Compensation Committee approved fully vested share awards under the Company’s 2024 Equity Incentive Plan. The grant date of the awards was April 8, 2026. After giving effect to the Company’s one-for-fifteen reverse stock split, the awards consisted of 66,667 shares of Common Stock granted to Wu Rui and 12,222 shares granted to Hong Zhida. The awards were fully vested and non-forfeitable on the grant date. The Company recognized stock-based compensation expense of approximately $451,245 based on the grant-date fair value of the awards.

On May 15, 2026, the Company acquired 100% of the equity interests of Time Is Loan Limited, a company incorporated under the laws of Hong Kong, from the Seller in exchange for the issuance of 137,790 shares of common stock of the Company, par value $0.001 per share to the Seller.

On June 15, 2026, the Company acquired 41.67% of the equity interests of Riches Family Office Limited, a company incorporated under the laws of Hong Kong, from the seller in exchange for the issuance of 33,500 shares of common stock of the Company, par value $0.001 per share (the “Shares”).

There were 1,031,435 and 781,256 shares of Common Stock issued and outstanding as of June 30, 2026 and March 31, 2026, respectively.

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, a subsidiary of the Company established in the PRC is required to transfer 10% of its profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the subsidiary’s paid-up capital. Such reserve may be used to offset accumulated losses or increase the registered capital of the subsidiary, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. The amount appropriated to statutory reserve for the quarters ended June 30, 2026 and June 30, 2025 was $793 and $402, respectively. The balance of paid-up statutory reserve was $38,215 and $37,422 as of June 30, 2026 and March 31, 2026, respectively.

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

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet date, which was 6.80 and 6.91 as of June 30, 2026 and March 31, 2026, respectively. Revenue and expenses are translated at the average yearly exchange rates, which was 6.806 and 7.231 for the three months ended June 30, 2026 and 2025, respectively. Equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustments to other comprehensive loss, a component of equity.

(c)	Concentration Risks

The following are the percentages of accounts receivable balance of the top customers over accounts receivable for each segment as of June 30, 2026 and March 31, 2026.

Garment manufacturing segment

	June 30, 2026	March 31, 2026
Customer A	100.0%	100.0%

The concentration as of June 30, 2026 and March 31, 2026 was attributable to the remaining accounts receivable balance being due from a single customer. The Company did not generate revenue from its garment manufacturing business during the three months ended June 30, 2026.

Logistics services segment

	June 30, 2026	March 31, 2026
Customer A	29.9%	23.4%
Customer B	28.13%	23.1%
Customer C	10.48%	6.6%

Consulting services segment

	June 30, 2026	March 31, 2026
Customer A	98.8%	98.5%

Financing services segment

As of June 30, 2026, no individual borrower accounted for more than 10% of the gross loan receivables of the financing services business.

Concentration on customers

For the three months ended June 30, 2026, one customer from the consulting service segment provided more than 10% of total consolidated revenue of the Company, representing 60.8% of total revenue of the Company.

For the three months ended June 30, 2025, three customers from the logistics services segment each accounted for more than 10% of revenue from continuing operations and, in the aggregate, represented approximately 53.9% of the Company’s revenue from continuing operations for the period.

Concentration on suppliers

The following tables summarize the purchases from five largest suppliers of each of the reportable segments for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025
Garment manufacturing segment	Nil %	l00%
Logistics services segment	100%	100%
Consulting services segment	44.7%	Nil	%
Financing service segment	100%	Nil	%

(d)	Interest Rate Risk

The Company’s exposure to interest rate risk primarily relates to the interest expenses on our outstanding bank borrowings and the interest income generated by cash invested in cash deposits and liquid investments. As of June 30, 2026, the total outstanding bank borrowings amounted to $720,142 (RMB4,894,255) with various interest rates from 4.34% to 16.2% p.a. (Note 12)

19. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after June 30, 2026 through the date on which these unaudited condensed consolidated financial statements were issued.

Loan Conversion Agreement

On July 27, 2026, the Company entered into a Loan Conversion Agreement with Seah Chia Yee, pursuant to which the Company agreed to convert outstanding loan principal of $699,885, together with $3,500 of accrued and unpaid interest, into 146,539 shares of the Company’s common stock at a conversion price of $4.80 per share. The closing of the transaction was subject to customary closing conditions, including applicable Nasdaq requirements. On August 11, 2026, the Company issued 146,539 shares of common stock to Seah Chia Yee, upon which the outstanding loan principal and accrued interest were fully satisfied and cancelled.

Private Placements

On July 28, 2026, the Company entered into a private placement agreement with Pinnacle Partners Inc., pursuant to which the Company agreed to issue and sell 250,000 shares of its common stock at a purchase price of $4.80 per share for aggregate gross proceeds of approximately $1.2 million. The closing of the private placement is subject to customary closing conditions.

On July 30, 2026, the Company entered into separate private placement agreements with Mr. Hong Zhihao, Mr. Hong Zhiwang and Mr. Yip Wai Lun, pursuant to which the Company agreed to issue and sell an aggregate of 677,084 shares of its common stock at a purchase price of $4.80 per share for aggregate gross proceeds of approximately $3.25 million. Mr. Hong Zhihao and Mr. Hong Zhiwang are related parties of the Company. The related party subscriptions were reviewed and approved by the Audit Committee and the Board of Directors. The closing of the private placements is subject to customary closing conditions.

Other than the foregoing, the Company did not identify any material subsequent events requiring recognition or disclosure in the unaudited condensed consolidated financial statements through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2026 and 2025 should be read in conjunction with the Financial Statements and corresponding notes included in this Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a Nevada holding company with no material operations of our own. We conduct substantially all of our operations through our operating companies established in the PRC, primarily YX, our wholly-owned subsidiary and its subsidiaries. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, our investors will not directly hold any equity interests in our operating companies. Our holding company structure involves unique risks to investors. Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or the value of our Common Stock, including that it could cause the value of such securities to significantly decline or become worthless. Our holding company, Addentax Group Corp., is listed on the Nasdaq Capital Market under the symbol of “ATXG”. As of three months ended June 30, 2026, our continuing operations primarily consisted of garment manufacturing, logistics services, consulting services and financing services.

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

On March 30, 2026, we completed the acquisition of KMFG, a Nevada corporation with headquarters in Shenzhen, China. KMFG operates two core business segments: (i) an apparel and garment trading business focused on the wholesale distribution of men’s and women’s apparel to distributors primarily in China, sourcing directly from manufacturers without maintaining its own production facilities; and (ii) a digital publishing business conducted through its wholly owned subsidiary, GW Reader Sdn. Bhd. in Malaysia, which operates a mobile-based online fiction platform utilizing a pay-per-chapter microtransaction model for global readers. As of June 30, 2026, KMFG’s revenue contribution was not significant, and management does not currently present KMFG as a separate business line or reportable segment. Management will continue to monitor KMFG’s operations, revenue contribution and business development and will reassess the related disclosure and segment presentation as necessary in future periods.

On May 15, 2026, the Company completed the acquisition of 100% of the equity interests of Time Is Loan Limited (“Time Is Loan”), a Hong Kong company and licensed money lender. Time Is Loan is principally engaged in providing consumer and commercial financing services in Hong Kong, primarily through short-term personal loans and other financing arrangements. Its customers are primarily sourced through online advertising, social media, mobile applications and telephone marketing. Before approving and disbursing financing, Time Is Loan performs customer identification, credit assessment and sanctions screening in accordance with its internal credit and compliance procedures. The results of Time Is Loan have been included in the Company’s consolidated financial statements from the acquisition date.

Business Objectives

Garment Manufacturing Business

We believe the strength of our garment manufacturing business is mainly due to our consistent emphasis on exceptional quality and timely delivery. The primary business objective for our garment manufacturing segment is to expand our customer base and improve our profit.

Logistics Services Business

The business objective and future plan for our logistics services segment is to establish an efficient logistics system and to build a nationwide delivery and courier network in China. As of June 30, 2026, we provided logistics services to over 45 cities in approximately 10 provinces and 2 municipalities. We expect to develop 20 additional logistics routes in existing serving cities and improve the Company’s profit in the year 2027.

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

Financing Services Business

The business objective of our financing services business is to provide consumer and commercial financing services in Hong Kong. We intend to expand our customer base through digital and other marketing channels while maintaining prudent credit assessment, regulatory compliance and effective risk management. We expect to continue developing this business and improve its contribution to the Company’s future growth.

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

Financing Services Business

Management expects customer demand for our financing services business to vary based on seasonal consumer spending patterns, short-term liquidity needs, marketing activities and general economic conditions in Hong Kong. Customer application activity may increase before holidays and during periods of higher consumer spending. Actual seasonality may vary depending on market conditions, borrower demand, competition, regulatory developments and our credit risk management considerations.

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

Financing Services Business

For financing services, borrowers are required to repay principal and interest in accordance with the repayment schedule set out in the applicable loan agreement. Loan terms generally range from approximately half a month to 12 months. Before approving and disbursing financing, we perform customer identification, credit assessment and sanctions screening in accordance with our internal credit and compliance procedures. We monitor repayments on an ongoing basis, and past-due balances are subject to follow-up and collection procedures in accordance with our internal policies.

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

The Company evaluates goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. During the three months ended June 30, 2026, management considered whether any events or changes in circumstances indicated potential impairment of goodwill, including the Company’s operating results, financial performance and other relevant business and market conditions. No impairment of goodwill was identified during the three months ended June 30, 2026.

Going Concern Assessment

The Company has a history of net losses and operating losses and has used cash in operating activities, which have raised substantial doubt about its ability to continue as a going concern. During the three months ended June 30, 2026, the Company reported net income, primarily as a result of a non-cash fair value gain on derivative liabilities; however, the Company continued to incur a loss from operations and negative cash flows from operating activities.

Management evaluates whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment requires management to consider the Company’s liquidity, working capital, operating results, cash flows, debt obligations, available financing sources and management’s plans to mitigate adverse conditions.

Management’s going concern assessment involves significant judgment, including assumptions regarding the Company’s ability to improve operating results, manage operating costs, collect receivables, develop its consulting and financing services businesses and obtain additional financing when necessary. Changes in these assumptions or the Company’s ability to execute its plans could affect management’s going concern assessment and related disclosures.

Revenue Recognition

Revenue from continuing operations is generated primarily from garment manufacturing, logistics services, consulting services and financing services. Revenue from contracts with customers relating to garment manufacturing, logistics services and consulting services is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Interest income generated from the Company’s financing services is not within the scope of ASC Topic 606 and is recognized over the contractual term of the underlying financing based on the outstanding principal and the applicable contractual interest rate or effective yield, as appropriate.

For revenue streams within the scope of ASC Topic 606, the Company applies the following five-step model to recognize revenue from contracts with customers: (i) identification of the contract with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, the Company satisfies the performance obligations.

The following table summarizes the Company’s major revenue streams for the three months ended June 30, 2026 and 2025:

Type of Revenue	Amount for the three months ended June 30, 2026		Amount for the three months ended June 30, 2025		Principal/Agent Assessment	Timing of Revenue Recognition
Garment Manufacturing Business		$-		$19,896	Principal	Point in time
Logistics Service		$721,196		$806,458	Principal	Point in time
Consulting Services		$2,542,196	$	Nil	Agent	Point in time
Financing Service		$172,185	$	Nil	N/A	Over the contractual financing term
Others		$2,062	$	Nil	Principal	Point in time
Property Management Business (discontinued operations; excluded from total)	$	Nil/ Discontinued operation	$	Discontinued operation	Principal	Overtime
Total revenue from continuing operations		$3,437,639		$826,354

For the garment manufacturing business, revenue is generated primarily from the sale of garments and related products to customers based on purchase orders or sales contracts. The Company generally recognizes revenue at a point in time when control of the products is transferred to the customer, which typically occurs upon delivery of the products to the customer or other delivery point specified in the relevant customer arrangement. At that time, the customer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the products. Revenue is measured based on the transaction price specified in the customer contract or purchase order, net of applicable discounts, returns, allowances or other variable consideration, if any. The Company did not have any material discounts, returns, allowances or other variable consideration related to garment manufacturing revenue during the three months ended June 30, 2026.

For the logistics services business, revenue is generated primarily from the provision of delivery, transportation and related logistics services. The Company generally recognizes revenue at a point in time when the related logistics service has been completed in accordance with the customer arrangement. The Company’s performance obligation is typically satisfied when the goods have been delivered to the agreed destination or when the relevant delivery or logistics service has otherwise been completed and accepted by the customer. Revenue is measured based on the agreed service fee specified in the customer contract, delivery order, settlement statement or other relevant arrangement. The Company did not have any material rebates, credits or other variable consideration related to logistics services revenue during three months ended June 30, 2026.

For the consulting services business, revenue is generated through Yingxi HK, the Company’s Hong Kong subsidiary. The consulting services primarily includes customer consultation, appointment coordination, referral and liaison with third-party insurance brokers or other service providers, and related administrative support. The Company generally recognizes revenue when the agreed consulting, referral, coordination or administrative support services have been completed and the Company’s right to consideration has been established. If the consideration is contingent upon the successful completion or effectiveness of a customer arrangement with a third-party service provider, the Company recognizes revenue only when the contingency is resolved and it is probable that a significant reversal of revenue will not occur. The Company did not have any material refunds, clawbacks or other variable consideration related to consulting services revenue during the three months ended June 30, 2026.

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

For the financing services business, the Company provides consumer and commercial financing services through Time Is Loan, the Company’s wholly owned Hong Kong subsidiary and a licensed money lender. The financing services business primarily generates interest income from short-term personal loans and other financing arrangements. Interest income is not within the scope of ASC Topic 606 and is recognized over the contractual term of the underlying financing based on the outstanding principal and the applicable contractual interest rate or effective yield, as appropriate. Principal repayments are applied against the related loans receivable and are not recognized as income. Loans receivable are carried at amortized cost, net of an allowance for expected credit losses.

The Company’s property management and subleasing business was disposed of during the fiscal year ended March 31, 2026 and has been classified as discontinued operations. Accordingly, the revenue recognition policies described above relate only to the Company’s continuing operations.

For contracts with customers within the scope of ASC Topic 606, the Company generally does not have a significant financing component, as the period between the transfer of the promised goods or services and payment is generally one year or less. Accounts receivable related to such contracts are recorded when the Company has an unconditional right to consideration. Amounts received from customers before the Company satisfies its performance obligations are recorded as contract liabilities or deferred revenue and are recognized as revenue when the related performance obligations are satisfied. The foregoing treatment does not apply to the Company’s financing services business, for which loans receivable and related interest income are accounted for under the applicable financial instrument and credit loss guidance.

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

Accounts Receivable and Loan Receivables, Net

Accounts receivable are classified as financial assets measured at amortized cost and are stated at their historical carrying amounts, net of an allowance for expected credit losses. Accounts receivable are recognized when the Company has an unconditional right to consideration. The amortized cost represents the amount recognized on initial recognition, adjusted for subsequent collections, amortization, if applicable, and any allowance for expected credit losses.

The Company recognizes an allowance for expected credit losses on accounts receivable in accordance with ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”). In estimating expected credit losses, the Company considers historical credit loss experience, customer payment history, aging of receivables, debtor-specific factors, current economic conditions and reasonable and supportable forecasts of future conditions, where appropriate. Receivables that share similar risk characteristics are generally evaluated on a collective basis, while receivables that do not share similar risk characteristics are evaluated individually.

Receivables are written off when available information indicates that the counterparty is experiencing severe financial difficulty and there is no reasonable expectation of recovery, including, where applicable, when the counterparty has entered into liquidation or bankruptcy proceedings. Receivables written off may remain subject to collection or enforcement activities where appropriate. Any subsequent recoveries are recognized in profit or loss.

Following the acquisition of Time Is Loan Limited (“Time Is Loan”) on May 15, 2026, the Company also has loan receivables arising from its financing services business. Loan receivables are measured at amortized cost, net of an allowance for expected credit losses. Interest income is recognized over the contractual term of the underlying financing based on the outstanding principal and the applicable contractual interest rate or effective yield, as appropriate. Principal repayments are applied against the related loan receivables and are not recognized as income.

The allowance for expected credit losses on loan receivables represents management’s estimate of credit losses expected over the contractual life of the loans. In estimating expected credit losses, management considers relevant information including historical loss experience, borrower credit profiles, delinquency status, repayment history, collateral values, if applicable, current portfolio and economic conditions, and reasonable and supportable forecasts. Loans with similar risk characteristics are evaluated on a collective basis, while loans that no longer share similar risk characteristics are evaluated individually.

As of June 30, 2026 and March 31, 2026, the allowance for expected credit losses related to trade and other receivables was approximately $52,515 and $51,629, respectively.

Except for the addition of accounting policies related to loan receivables, interest income and the related allowance for expected credit losses following the acquisition of Time Is Loan, there were no material changes to the Company’s accounting policies during the three months ended June 30, 2026. Other than the changes described above, there is no change in the accounting policies for the three months ended June 30, 2026.

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

Results of Operations for the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025. The table and the discussion below should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,				Changes in 2026
	2026		2025		compared to 2025
	(In U.S. dollars, except for percentages)
Revenue	$3,437,639	100.0%	$826,354	100.0%	$2,611,285	316.0%
Cost of revenues	(3,023,014)	(87.9)%	(635,940)	(77.0)%	(2,387,074)	375.4%
Gross profit	414,625	12.1%	190,414	23.0%	224,211	117.7%
Operating expenses	(1,090,696)	(31.7)%	(545,289)	(66.0)%	(545,407)	100.0%
Loss from operations	(676,071)	(19.7)%	(354,875)	(42.9)%	(321,196)	(90.5)%
Share of net loss of equity method investee	(9,059)	(0.3)%	-	-	(9,059)
Other income, net	58,196	1.7%	353,651	42.8%	(295,455)	(83.5)%
Fair value gain or loss	3,024,540	88.0%	453,448	46.2%	2,571,092	567.0%
Net finance cost	(8,322)	(0.2)%	(582,732)	(70.5)%	574,410	(98.6)%
Income tax expense	(2)	(0.1)%	(764)	(0.1)%	762	(99.7)%
Income (loss) from continuing operations	$2,389,282	69.5%	$(131,272)	(15.9)%	$2,520,554	(1,920)%
Loss from discontinued operations	-	-	(261,166)	(31.6)%	261,166	(100.0)%
Net income (loss)	$2,389,282	69.5%	$(392,438)	(47.5)%	$2,781,720	(708.8)%

Revenue

Revenue for the three months ended June 30, 2026 was approximately $3.4 million. The increase compared with the corresponding period in 2025 was primarily attributable to approximately $2.5 million of consulting services revenue and approximately $0.17 million of financing services revenue following the acquisition of Time Is Loan, partially offset by lower logistics services revenue and the continued contraction of the garment manufacturing business.

The Company did not generate garment manufacturing revenue during the three months ended June 30, 2026, compared with approximately $19,896 during the corresponding period in 2025. The decrease primarily reflected the continued scaling down of the garment manufacturing business and lower customer order volume.

Revenue from logistics services was approximately $721,196 for the three months ended June 30, 2026, compared with approximately $806,458 for the corresponding period in 2025, representing a decrease of approximately $85,000, or 10.6%. The decrease primarily reflected lower delivery volume and customer demand. The decrease in logistics services as a percentage of total revenue also reflected the significant contribution from consulting and financing services during the current period.

Revenue generated from our consulting services business was approximately $2.5 million, or 74.0% of our total revenue, for the three months ended June 30, 2026. The increase primarily reflected the continued development and expansion of our consulting services business during the period. The Company did not generate consulting services revenue during the three months ended June 30, 2025.

Revenue generated from our financing services business was approximately $0.2 million, or 5.0% of our total revenue, for the three months ended June 30, 2026. The financing services business was added following the Company’s acquisition of Time Is Loan Limited on May 15, 2026, and its results have been included in the Company’s consolidated results from the acquisition date. Accordingly, the Company did not generate financing services revenue during the three months ended June 30, 2025.

The results of the property management and subleasing business for the comparative period have been classified as discontinued operations following the disposal of HX.

Cost of revenue

	Three months ended June 30,				Increase (decrease) in
	2026		2025		2026 compared to 2025
	(In U.S. dollars, except for percentages)
Net revenue for garment manufacturing	$-	-	$19,896	100%	$(19,896)	(100)%
Raw materials	-	-	7,022	35.3%	(7,022)	(100)%
Labor	-	-	8,120	40.8%	(8,120)	(100)%
Other and Overhead	-	-	1,230	6.2%	(1,230)	(100)%
Total cost of revenue for garment manufacturing	-	-	16,372	82.3%	(16,372)	(100)%
Gross profit for garment manufacturing	-	-	3,524	17.7%	3,524	(100)%

Net revenue for logistics services	721,196	100.0%	806,458	100.0%	(85,262)	(10.6)%
Fuel, toll and other cost of logistics services	514,913	71.4%	571,083	70.8%	(56,170)	(9.8)%
Subcontracting fees	100,574	13.9%	48,485	6.0%	52,089	107.4%
Total cost of revenue for logistics services	615,487	85.3%	619,568	76.8%	(4,081)	(0.7)%
Gross Profit for logistics services	105,709	14.7%	186,890	23.2%	(81,181)	(43.4)%
Net revenue for consulting service	2,542,196	100.0%	-	-	2,542,196
Total cost of revenue for consulting service	2,349,034	92.4%	-	-	2,349,034
Gross Profit for consulting service	193,162	7.6%	-	-	193,162

Net revenue for financing service	172,185	100.0%	-	-	172,185
Total cost of revenue for financing service	56,837	33.0%	-	-	56,837
Gross Profit for financing service	115,348	67.0%	-	-	115,348

Net revenue for other	2,062	100.0%	-	-	2,062
Total cost of revenue for other	1,656	80.3%	-	-	1,656
Gross Profit for other	406	19.7%	-	-	406

Total cost of revenue from continuing operations	$3,023,014	87.9%	$635,940	77.0%	$2,387,074	375.4%
Gross profit from continuing operations	$414,625	12.1%	$190,414	23.0%	$224,211	117.8%

For our garment manufacturing business, we did not generate revenue for the three months ended June 30, 2026. Accordingly, no material cost of revenue was incurred in connection with the garment manufacturing business during the period.

Subcontracting fees for our logistics services business were approximately $100,574 for the three months ended June 30, 2026, compared with approximately $48,485 for the corresponding period in 2025, representing an increase of approximately $52,089, or 107.4%. Subcontracting fees represented approximately 13.9% and 6.0% of logistics services revenue for the respective periods. The increase primarily reflected greater utilization of third-party contractors during the current period.

Fuel, toll and other transportation-related costs for our logistics services business were approximately $0.5 million for the three months ended June 30, 2026, compared with approximately $0.6 million for the three months ended June 30, 2025. Such costs represented approximately 71.4% and 70.8% of the revenue generated from our logistics services business for the three months ended June 30, 2026 and 2025, respectively. The increase in such costs as a percentage of logistics services revenue was primarily attributable to lower logistics revenue during the current period and the increased use of third-party contractors.

The Company continued to develop its consulting services business during the three months ended June 30, 2026. Cost of revenue related to the consulting services business was approximately $2.3 million, representing approximately 92.4% of consulting services revenue for the period. Such costs primarily consisted of service fees and other amounts payable to third-party service providers and cooperation partners in connection with the delivery of consulting and coordination services.

On May 15, 2026, the Company completed the acquisition of Time Is Loan Limited, a Hong Kong company and licensed money lender, and commenced consolidating its financing services business from the acquisition date. Cost of revenue related to the financing services business was approximately $56,837 for the three months ended June 30, 2026, representing approximately 33.0% of financing services revenue for the period.

Gross profit

Our garment manufacturing business did not generate gross profit for the three months ended June 30, 2026, as no revenue was generated from this business during the period. By comparison, gross profit from our garment manufacturing business was approximately $3,524 for the three months ended June 30, 2025, representing a gross margin of approximately 17.7%. The decrease was primarily attributable to the continued scaling down of our garment manufacturing business and a significant reduction in customer orders, which resulted in no material garment manufacturing revenue being recognized during the three months ended June 30, 2026.

Gross profit from our logistics services business for the three months ended June 30, 2026 was approximately $105,709, representing a gross margin of approximately 14.7%, compared with approximately $186,890 and a gross margin of approximately 23.2% for the three months ended June 30, 2025. The decrease in gross profit and gross margin was primarily attributable to lower logistics services revenue during the current period, together with increased utilization of third-party contractors and relatively higher transportation and other operating costs as a percentage of revenue.

Gross profit from our consulting services business for the three months ended June 30, 2026 was approximately $193,162, representing a gross margin of approximately 7.6%. The relatively low gross margin primarily reflected the significant service fees and other amounts payable to third-party service providers and cooperation partners in connection with the delivery of consulting and coordination services.

Gross profit from our financing services business for the three months ended June 30, 2026 was approximately $115,348, representing a gross margin of approximately 67.0%. The financing services business was included in the Company’s consolidated results following the acquisition of Time Is Loan Limited on May 15, 2026. The gross margin primarily reflected interest income generated from the financing portfolio, net of costs directly associated with the operation of the financing services business.

	Three months ended June 30,				Increase (decrease) in
	2026		2025		2026 compared to 2025
	(In U.S. dollars, except for percentages)
Gross profit	$414,625	100%	$190,414	100%	224,211	117.7%
Operating expenses:
Selling expenses	(99,458)	(24.0)%	(6,661)	(3.5)%	(92,797)	1,393.1%
General and administrative expenses	(991,238)	(239.0)%	(538,628)	(282.9)%	(452,610)	84.0%
Total	$(1,090,696)	(263.1)%	$(545,289)	(286.4)%	(545,407)	100.0%
Loss from operations	$(676,071)	(163.1)%	$(354,875)	(186.4)%	(321,196)	90.5%

Selling, General and administrative expenses

Selling expenses from continuing operations were approximately $99,458 for the three months ended June 30, 2026, compared with approximately $6,661 for the three months ended June 30, 2025, representing an increase of approximately $92,797, or 1,393.1%. The increase was primarily attributable to selling and marketing expenses incurred by our newly acquired financing services business. Selling expenses attributable to the financing services business were approximately $95,079 for the three months ended June 30, 2026, primarily consisting of advertising and customer acquisition-related expenses. Other selling expenses mainly consisted of local transportation, unloading and product inspection expenses associated with the Company’s other continuing operations.

General and administrative expenses of our garment manufacturing business were approximately $1,654 and $26,450 for the three months ended June 30, 2026 and 2025, respectively. The decrease was consistent with the continued scaling down of our garment manufacturing operations during the current period.

General and administrative expenses of our logistics services business were approximately $176,571 and $200,372 for the three months ended June 30, 2026 and 2025, respectively.

The Company disposed of its property management and subleasing business in July 2025. General and administrative expenses attributable to that business for the three months ended June 30, 2025 were approximately $41,131 and are included in discontinued operations rather than in general and administrative expenses from continuing operations.

General and administrative expenses of our consulting services business were approximately $99,738 for the three months ended June 30, 2026.

General and administrative expenses of our financing services business were approximately $94,306 for the three months ended June 30, 2026. The financing services business was included in the Company’s consolidated operations following the acquisition of Time Is Loan Limited on May 15, 2026.

General and administrative expenses classified as other were approximately $19,097 for the three months ended June 30, 2026, primarily representing expenses incurred by Keemo Fashion Group Limited and its subsidiaries.

General and administrative expenses of our corporate office were approximately $148,627 and $311,806 for the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses primarily consisted of administrative salaries, office expenses, depreciation and amortization, repairs and maintenance, legal and professional fees and other expenses that were not directly attributable to revenue-generating activities.

General and administrative expenses increased during the three months ended June 30, 2026 compared with the corresponding period in 2025. The increase was primarily attributable to approximately $0.45 million of stock-based compensation expense recognized in connection with fully vested equity awards granted on April 8, 2026, together with expenses associated with the consulting services and financing services businesses and KMFG, partially offset by lower recurring corporate and logistics-related expenses.

Loss from operations

Loss from continuing operations before non-operating items for the three months ended June 30, 2026 and 2025 was approximately $676,071 and $354,875, respectively, representing an increase of approximately $321,196, or 90.5%.

Loss from operations attributable to our garment manufacturing business was approximately $1,654 and $29,587 for the three months ended June 30, 2026 and 2025, respectively. Loss from operations attributable to our logistics services business was approximately $70,862 and $13,481 for the three months ended June 30, 2026 and 2025, respectively. Income from operations attributable to our consulting services business was approximately $93,425 for the three months ended June 30, 2026. Loss from operations attributable to our financing services business was approximately $74,037 for the three months ended June 30, 2026. Other operating loss was approximately $19,097, primarily attributable to Keemo Fashion Group Limited and its subsidiaries. Corporate operating expenses were approximately $603,843 and $311,807 for the three months ended June 30, 2026 and 2025, respectively.

The increase in overall loss from operations was primarily attributable to higher corporate operating expenses and the operating contribution from our consulting services business, and increased losses from our logistics services business and expenses associated with our financing services business and Keemo Fashion Group Limited.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2026 and 2025 was approximately $2 and $764, respectively. YX primarily operates in the PRC and files tax returns in the PRC jurisdictions.

Yingxi Seychelles was incorporated in the Republic of Seychelles and, under the current laws of Seychelles, is not subject to income taxes.

Yingxi HK was incorporated in Hong Kong and is subject to Hong Kong income tax at a progressive tax rate of 16.5%. No provision for income taxes in Hong Kong has been made as Yingxi HK had no taxable income for the three months ended June 30, 2026 and 2025.

WFOE and YX were incorporated in the PRC and is subject to the PRC Enterprise Income Tax (EIT) rate of 25%. No provision for income taxes in the PRC has been made as WFOE and YX had no taxable income for the three months ended June 30, 2026 and 2025.

PRC operating companies are governed by the Income Tax Laws of the PRC. All YX’s operating companies are subject to progressive EIT rates from 5% to 15% in 2026. The preferential tax rates will expire at end of year 2026.

Addentax Group Corp. is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as Addentax Group Corp. had no United States taxable income for the three months ended June 30, 2026 and 2025.

Net Income (Loss)

We reported net income of approximately $2.4 million for the three months ended June 30, 2026 and net loss of approximately $0.4 million for the three months ended June 30, 2025. Income from continuing operations for the 2026 period was approximately $2.4 million, while loss from continuing operations and loss from discontinued operations for the 2025 period were approximately $0.1 million and $0.3 million, respectively. Basic and diluted income (loss) per share from continuing operations was $2.93 and ($0.30) for the 2026 and 2025 periods, respectively; loss per share from discontinued operations was nil and ($0.61), respectively; and total basic and diluted income (loss) per share was $2.93 and ($0.91), respectively.

Summary of cash flows

Summary cash flow information for the three months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,
	2026	2025
	(In U.S. dollars)
Net cash used in operating activities	$(24,366)	$(458,163)
Net cash used in investing activities	(432,121)	(79,455)
Net cash provided by financing activities	$645,682	$553,822

Net cash used in operating activities in the three months ended June 30, 2026 decreased by approximately $0.43 million compared with that of the three months ended June 30, 2025. The decrease was because (i) net loss adjusted to operating cash flow for the three months ended June 30, 2026 was $0.1 million less than that of the three months ended June 30, 2025; (ii) the movement of operating assets and liabilities in the three months ended June 30, 2026 resulted in cash inflow of approximately $0.1 million, which was $0.2 million more than that of the corresponding period in 2025.

Net cash used in investing activities for the three months ended June 30, 2026 was approximately $0.4 million more than that of 2025. It was mainly due to payment of approximately $0.6 million for long-term loans in our financing service business and cash inflow of $0.2 million from acquired subsidiary by transfer of common stock of the Company.

Net cash provided by financing activities for the three months ended June 30, 2026 increased by approximately $0.1 million, compared to the three months ended June 30, 2025. The increase was mainly because in the three months ended June 30, 2026, the related parties repaid $0.2 million to the Company, and received proceeds from loan payable of $0.4 million. While in the three months ended June 30, 2025, the Company had release of restricted cash of $1.3 million, paid net cash advance of $0.9 million to related parties, and received net proceeds from bank loans of $0.1 million.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, we had cash on hand of approximately $0.8 million, total current assets of approximately $27.4 million and current liabilities of approximately $7.4 million. We presently finance our operations primarily through cash flows from revenue, existing cash resources, capital contributions or financial support from our chief executive officer, Mr. Hong Zhida, and, if necessary, potential future financing activities, including equity financing, debt financing, private placements or other financing arrangements. There can be no assurance that additional financing will be available to us on commercially acceptable terms, or at all.

In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, Mr. Hong has indicated his intention and willingness to provide additional equity financing, if necessary.

Foreign Currency Translation Risk

Our operations are located primarily in China and Hong Kong, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the U.S. dollar and the Chinese Renminbi (“RMB”) and Hong Kong dollar (“HKD”). Our sales are primarily denominated in RMB, while sales generated by our Hong Kong operations are denominated in HKD. In the past years, RMB continued to appreciate against the U.S. dollar. As of June 30, 2026, the market foreign exchange rates were RMB 6.80 and HKD 7.84 to one U.S. dollar, respectively. Our financial statements are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) for the three months ended June 30, 2026 and 2025 was approximately $(0.06) million and ($0.04) million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2026 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2026, in connection with the acquisition of Time Is Loan Limited on May 15, 2026, the Company began integrating the financial reporting processes and controls of Time Is Loan into the Company’s internal control over financial reporting. These processes include controls relating to loan receivables, interest income recognition, loan collections, credit loss assessment and period-end financial reporting.

The Company continues to evaluate and integrate the acquired business’s financial reporting processes into its existing internal control framework. Other than the changes associated with the integration of Time Is Loan described above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the period covered by this quarterly report, which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number		Form	Exhibit	Date	File No.

3.1	Articles of Incorporation	S-1	3.1	8/5/2015	333-206097
3.2	Certificate of Amendment Pursuant to NRS 78.386 and 78.390, effectuating the two for one forward stock split and increasing the authorized shares of common stock of Addentax Group Corp. from 75,000,000 to 150,000,000	8-K	3.1	7/21/2016	333-206097
3.3	Certificate of Amendment Pursuant to NRS 78.385 and 78.390, increasing the authorized shares of common stock of Addentax Group Corp. to 1,000,000,000	S-1	3.3	4/18/2019	333-230943
3.4	Certificate of Change Pursuant to NRS 78.209, effectuating the 20-for-1 reverse stock split and decreasing the authorized shares of common stock of Addentax Group Corp. from 1,000,000,000 to 50,000,000	8-K	3.1	3/5/2019	333-206097
3.5	Amended and Restated Bylaws	8-K	3.1	3/15/2019	333-206097
3.6	Certificate of Amendment to the Amended and Restated Articles of Incorporation increasing the authorized shares of common stock of Addentax Group Corp. to 250,000,000	8-K	3.1	3/23/2023	001-41478
3.7	Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split	8-K	3.1	6/30/2023	001-41478
3.9	Stamped copy of the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split	8-K	3.2	6/30/2023	001-41478
3.10	Stamped copy of Certificate of Correction to the Certificate of Amendment to the Articles of Incorporation, as amended, of Addentax Group Corp. for 1-for-10 Reverse Stock Split	8-K	3.3	6/30/2023	001-41478
3.11	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	3/26/2026	001-41478
4.1	Form of PIPE Warrant	8-K	10.2	1/4/2023	001-41478
4.2	Form of Placement Agent Warrant	8-K	10.8	1/4/2023	001-41478
10.1	Share Exchange Agreement dated April 22, 2026 by and among the Company, Yingxi Industrial Chain Investment Co., Ltd, Time Is Loan Limited and OR Shan Shan	8-K/A	10.1	8/12/2026	001-41478
10.2	Share Exchange Agreement dated May 15, 2026 by and among the Company, Yingxi Industrial Chain Investment Co., Ltd, Riches Family Office Limited, Riches FO Holdings Limited and Mr. Wu Rui	8-K	10.1	5/21/2026	001-41478
31.1	Section 302 Certification by the Principal Executive Officer	—	—	Filed herewith	—
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer	—	—	Filed herewith	—
32.1*	Section 906 Certification by the Principal Executive Officer	—	—	Furnished herewith	—
32.2*	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer	—	—	Furnished herewith	—
101.INS	Inline XBRL Instance Document	—	—	Filed herewith	—
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	Filed herewith	—
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	Filed herewith	—
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	Filed herewith	—
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	Filed herewith	—
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	Filed herewith	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	Filed herewith	—

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Addentax Group Corp.

Date: August 14, 2026	By:	/s/ Hong Zhida
Hong Zhida
President, Chief Executive Officer and Director,
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Huang Chao
Huang Chao
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

